Form 10-Q
period 2019-07-31
Phreesia, Inc.
filed 2019-09-10
CIK 1412408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38977

PHREESIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2275479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

432 Park Avenue South, 12th Floor New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(888) 654-7473

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PHR	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 6, 2019, 35,761,374 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PHREESIA, INC.

FORM 10-Q

For the Quarter Ended July 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about

•	our future financial performance, including our revenue, costs of revenue and operating expenses;

•	the rapidly evolving industry and the market for technology-enabled services in healthcare in the United States being relatively immature and unproven;

•	our reliance on a limited number of clients for a substantial portion of our revenue;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability;

•	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;

•	potentially competing with our customers or partners;

•	our existing clients not renewing their existing contracts with us, renewing at lower fee levels or declining to purchase additional applications from us;

•	failure to adequately expand our direct sales force impeding our growth;

•	our ability to recover the significant upfront costs in our customer relationships;

•	our ability to determine the size of our target market;

•	liability arising from our collection, use, disclosure, or storage of sensitive data collected from or about patients;

•	consolidation in the healthcare industry resulting in loss of clients;

•	the uncertainty of the regulatory and political framework;

•	our ability to obtain, maintain and enforce intellectual property for our technology and products;

•	our inability to protect the confidentiality of our trade secrets impacting the value of our technology;

•	our reliance on third-party vendors, manufacturers and partners to execute our business strategy;

•	our inability to implement our solutions for clients resulting in loss of clients and reputation;

•	our dependency on our key personnel, and our ability to attract, hire, integrate, and retain key personnel;

•	the possibility that we may become subject to future ligitation;

•	our future indebtedness;

•

our expectations regarding trends in our key metrics and revenue from subscription fees from our provider clients, payment processing fees and fees charged to our life science clients by delivering targeted messages to patients; and

•	increased expense associated with being a public company.

All forward-looking statements are based on information and estimates available to the Company at the time of this Quarterly Report on Form 10-Q and are not guarantees of future financial performance. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media channels as a means of disclosing information about the company, our platform, our planned financial and other announcements and attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

PHREESIA Twitter Account (https://twitter.com/phreesia)

PHREESIA Company Blog (https://www.phreesia.com/blog/)

PHREESIA Facebook Page (https://www.facebook.com/Phreesia/)

PHREESIA LinkedIn Page (https://www.linkedin.com/company/phreesia/)

PHREESIA Instagram Page (https://www.instagram.com/phreesiacareers)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts and the blog, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this quarterly report on Form 10-Q. These channels may be updated from time to time on Phreesia’s investor relations website.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Phreesia, Inc.

Unaudited balance sheets

	July 31, 2019	January 31, 2019
Assets
Current:
Cash and cash equivalents	$100,051,186	$1,542,514
Settlement assets	11,298,451	10,216,739
Accounts receivable, net of allowance for doubtful accounts of $722,758 and $517,707	16,787,723	16,109,035
Deferred contract acquisition costs	1,631,384	1,672,706
Prepaid expenses	6,019,043	3,339,788

Total current assets	$135,787,787	$32,880,782
Property and equipment, net of accumulated depreciation and amortization of $32,151,159 and $27,862,007	14,564,348	14,211,018
Capitalized internal-use software, net of accumulated amortization of $17,000,579 and $14,621,135	8,314,329	7,816,060
Deferred contract acquisition costs	1,447,079	1,521,400
Intangible assets, net of accumulated amortization of $152,269 and $33,269	1,317,731	1,436,731
Goodwill	250,190	250,190
Other assets	1,306,044	1,145,319

Total assets	$162,987,508	$59,261,500

Liabilities, Redeemable Preferred Stock and Stockholder’s Equity (Deficit)
Current:
Settlement obligations	$11,298,451	$10,216,739
Current portion of long-term debt	—	97,222
Current portion of capital leases	2,317,529	1,869,343
Accounts payable	10,979,101	4,159,994
Accrued expenses	8,250,017	5,097,868
Deferred revenue	5,782,499	6,487,910

Total current liabilities	$38,627,597	$27,929,076
Long-term debt, net of current portion	19,208,348	27,917,828
Capital leases, net of current portion	2,298,762	2,401,104
Warrant liability	—	5,497,627

Total liabilities	$60,134,707	$63,745,635

Commitments and contingencies (Note 12)
Redeemable preferred stock:
Senior A redeemable preferred stock, $0.01 par value - 0 and 14,500,000 shares authorized as of July 31, 2019 and January 31, 2019, respectively; 0 and 13,674,365 issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	—	79,311,317
Series B redeemable convertible preferred stock, $0.01 par value - 0 and 10,820,169 shares authorized as of July 31, 2019 and January 31, 2019, respectively; 0 and 9,197,142 shares issued and outstanding as of July 31, 2019 and January 31, 2019 , respectively	—	51,871,881
Junior convertible preferred stock, $0.01 par value - 0 and 34,000,000 shares authorized as of July 31, 2019 and January 31, 2019, respectively; 0 and 32,746,041 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	—	32,746,041
Redeemable preferred stock, $0.01 par value - 0 and 44,000,000 shares authorized as of July 31, 2019 and January 31, 2019, respectively; 0 and 42,560,530 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	—	42,560,530

Total redeemable preferred stock	—	206,489,769
Stockholders’ Equity (Deficit):
Common stock, $0.01 par value - 500,000,000 and 80,000,000 shares authorized as of July 31, 2019 and January 31, 2019, respectively; 35,759,355 and 1,994,721 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	357,594	19,947
Additional paid-in capital	380,875,148	—
Accumulated deficit	(278,379,941)	(210,993,851)

Total stockholders’ equity (deficit)	$102,852,801	$(210,973,904)

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)	$162,987,508	$59,261,500

See notes to unaudited Financial Statements

Phreesia, Inc.

Unaudited statements of operations

	For the three months ended July 31,		For the six months ended July 31,
	2019	2018	2019	2018
Revenue:
Subscription and related services	$14,003,676	$10,459,387	$26,686,304	$20,461,666
Payment processing fees	11,664,507	9,173,665	23,221,797	18,405,192
Life sciences	5,147,985	5,145,776	9,217,801	9,783,205

Total revenues	30,816,168	24,778,828	59,125,902	48,650,063
Expenses:
Cost of revenue (excluding depreciation and amortization)	4,210,203	3,603,669	8,205,913	6,826,864
Payment processing expense	7,100,675	5,326,634	14,050,009	10,916,466
Sales and marketing	8,120,137	6,528,930	15,821,750	12,775,934
Research and development	4,689,990	3,178,921	8,988,672	6,287,459
General and administrative	7,420,179	4,649,510	13,665,005	9,577,529
Depreciation	2,136,245	1,777,156	4,291,008	3,549,132
Amortization	1,279,106	962,889	2,498,444	1,875,526

Total expenses	34,956,535	26,027,708	67,520,801	51,808,909
Operating loss	(4,140,367)	(1,248,881)	(8,394,899)	(3,158,846)
Other income (expense)	327,421	138,819	(817,278)	(35,905)
Change in fair value of warrant liability	(2,883,851)	(593,215)	(3,306,959)	(884,168)
Interest income (expense)	(745,205)	(883,673)	(1,549,487)	(1,731,561)

Total other income (expense)	(3,301,635)	(1,338,069)	(5,673,724)	(2,651,634)
Loss before provision for income taxes	(7,442,002)	(2,586,950)	(14,068,623)	(5,810,481)
Provision for income taxes	(51,189)	—	(119,177)	—

Net loss	(7,493,191)	(2,586,950)	(14,187,800)	(5,810,481)
Preferred stock dividend paid	(14,955,101)	—	(14,955,101)	—
Accretion of redeemable preferred stock	(48,311,988)	(9,236,353)	(56,175,418)	(11,726,050)

Net loss attributable to common stockholders, basic and diluted	$(70,760,280)	$(11,823,303)	$(85,318,319)	$(17,536,531)

Net loss per share attributable to common stockholders, basic and diluted	$(10.42)	$(6.66)	$(19.20)	$(9.99)

Weighted-average common shares outstanding, basic and diluted	6,793,363	1,776,559	4,443,155	1,755,268

See notes to unaudited Financial Statements

Phreesia, Inc.

Unaudited statements of redeemable preferred stock and stockholders’ equity (deficit)

	Redeemable Preferred Stock									Stockholders’ Deficit
	Series A		Series B		Junior Preferred		Redeemable Preferred			Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Total	Shares	Amount	APIC	Deficit	Total
Balance, February 1, 2018	13,674,365	$57,022,102	9,197,142	$43,962,340	32,746,041	$32,746,041	42,560,530	$42,560,530	$176,291,014	1,638,331	$16,383	—	($167,699,718)	($167,683,335)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,223,531)	(3,223,531)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	251,697	—	251,697
Exercise of stock options	—	—	—	—	—	—	—	—	—	131,560	1,316	145,063	—	146,379
Accretion of redeemable preferred stock	—	1,405,838	—	1,083,859	—	—	—	—	2,489,697	—	—	(396,760)	(2,092,937)	(2,489,697)

Balance, April 30, 2018	13,674,365	$58,427,940	9,197,142	$45,046,199	32,746,041	$32,746,041	42,560,530	$42,560,530	$178,780,711	1,769,891	$17,699	$—	$(173,016,186)	$(172,998,487)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,586,950)	(2,586,950)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	251,697	—	251,697
Exercise of stock options	—	—	—	—	—	—	—	—	—	16,057	161	12,261	—	12,422
Accretion of redeemable preferred stock	—	6,961,126	—	2,275,228	—	—	—	—	9,236,353	—	—	(263,958)	(8,972,395)	(9,236,353)

Balance, July 31, 2018	13,674,365	$65,389,066	9,197,142	$47,321,428	32,746,041	$32,746,041	42,560,530	$42,560,530	$188,017,064	1,785,948	$17,860	$—	$(184,575,531)	$(184,557,671)

Balance, February 1, 2019	13,674,365	$79,311,317	9,197,142	$51,871,881	32,746,041	$32,746,041	42,560,530	$42,560,530	$206,489,769	1,994,721	$19,947	—	($210,993,851)	($210,973,904)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,694,609)	(6,694,609)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	599,156	—	599,156
Exercise of stock options	—	—	—	—	—	—	—	—	—	29,798	298	36,737	—	37,035
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	832,825	—	832,825
Accretion of redeemable preferred stock	—	5,196,259	—	2,667,171	—	—	—	—	7,863,430	—	—	(1,468,718)	(6,394,712)	(7,863,430)

Balance, April 30, 2019	13,674,365	$84,507,576	9,197,142	$54,539,052	32,746,041	$32,746,041	42,560,530	$42,560,530	$214,353,199	2,024,519	$20,245	$—	$(224,083,172)	$(224,062,927)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,493,191)	(7,493,191)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,467,465	—	1,467,465
Exercise of stock options	—	—	—	—	—	—	—	—	—	22,038	221	40,946	—	41,167
Accretion of redeemable preferred stock	—	27,509,988	—	20,802,000	—	—	—	—	48,311,988			(1,508,410)	(46,803,578)	(48,311,988)
Payment of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(14,955,101)	—	(14,955,101)
Issuance of common stock in initial public offering, net of issuance costs of $6,083,648	—	—	—		—	—	—	—	—	7,812,500	78,125	124,619,477	—	124,697,602
Conversion of preferred stock into common stock and cancellation of redeemable preferred stock	(13,674,365)	(112,017,564)	(9,197,142)	(75,341,052)	(32,746,041)	(32,746,041)	(42,560,530)	(42,560,530)	(262,665,187)	25,311,535	253,115	262,412,072	—	262,665,187
Conversion and exercise of preferred stock warrants into common stock	—	—	—	—	—	—	—	—	—	588,763	5,888	8,798,699	—	8,804,587

Balance, July 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	35,759,355	$357,594	$380,875,148	$(278,379,941)	$102,852,801

See notes to unaudited Financial Statements

Phreesia, Inc.

Unaudited statements of cash flows

	Six months ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,187,800)	$(5,810,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,789,451	5,424,658
Stock-based compensation expense	2,066,621	503,394
Change in fair value of warrants liability	3,306,959	884,169
Amortization of debt discount	265,314	390,711
Loss on extinguishment of debt	1,072,813	—
Cost of Phreesia hardware purchased by customers	318,666	—
Changes in operating assets and liabilities
Accounts receivable	(678,688)	(1,135,300)
Prepaid expenses and other assets	(3,656,994)	(367,224)
Deferred contract acquisition costs	115,644	(163,838)
Accounts payable	4,548,149	875,157
Accrued expenses	3,329,991	(511,749)
Deferred revenue	(705,411)	855,596

Net cash provided by operating activities	$2,584,715	$945,093

Cash flows used in investing activities:
Capitalized internal-use software	(2,877,714)	(2,469,694)
Purchase of property and equipment	(2,754,478)	(2,390,158)

Net cash used in investing activities	$(5,632,192)	$(4,859,852)

Cash flows from financing activities:
Proceeds from IPO, net of underwriters’ discounts and commissions	$130,781,250	$—
Proceeds from revolving line of credit	9,875,556	—
Payments of revolving line of credit	(17,675,556)	—
Proceeds from term loan	20,000,000	—
Repayment of term loan	(1,041,667)	(583,334)
Repayment of loan payable	(20,000,000)	—
Payment of preferred stock dividends	(14,955,101)	—
Payment on capital leases	(1,164,100)	(1,734,209)
Debt extinguishment costs	(300,000)	—
Debt issuance costs	(112,004)	—
Proceeds from issuance of common stock upon exercise of stock options	78,202	158,799
Payment of offering costs	(3,930,431)	—

Net cash (used in) provided by financing activities	$101,556,149	$(2,158,743)

Net increase in cash and cash equivalents	98,508,672	(6,073,503)
Cash and cash equivalents – beginning of period	1,542,514	10,502,789

Cash and cash equivalents – end of period	$100,051,186	$4,429,286

Disclosures of additional investing and financing activities:
Supplemental information:
Property and equipment acquisitions through capital leases	$1,509,945	$983,275
Deferred issuance costs included in accounts payable and accrued expenses	1,957,966	—
Purchase of property and equipment included in accounts payable	698,579	—
Issurance of warrants related to debt	832,825	—
Cashless exercise of common stock warrants	1,918,782	—
Cash payments for:
Interest	$1,347,126	$1,317,613

See notes to unaudited Financial Statements

Phreesia, Inc.

Notes to Unaudited Financial Statements

1. Background and liquidity

(a) Background

Phreesia, Inc. (the Company) is a leading provider of comprehensive solutions that transform the healthcare experience by engaging patients in their care and enabling healthcare provider organizations to optimize operational efficiency, improve profitability and enhance clinical care. Through the SaaS-based Phreesia Platform (the “Phreesia Platform”), the Company offers healthcare provider organizations a robust suite of solutions to manage the patient intake process and a leading payments solution for secure processing of patient payments. The Company’s Platform also provides life sciences companies with an engagement channel for targeted and direct communication with patients. The Company was formed in May 2005, and has its corporate headquarters in New York, and operations offices in Raleigh, North Carolina and Ottawa, and Canada.

(b) Initial public offering

On July 22, 2019, the Company closed its initial public offering (IPO), in which the Company issued and sold 7,812,500 shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of $130,781,250, after deducting underwriting discounts and commissions of $9,843,750 but before deducting deferred offering costs of $6,083,648. In addition to the shares of common stock sold by the Company upon the IPO, certain selling stockholders sold an aggregate of 2,868,923 shares of common stock as part of the IPO.

Upon closing of the IPO, the Company’s outstanding shares of Senior A redeemable convertible preferred stock (Senior A Preferred), Senior B redeemable convertible preferred stock (Senior B Preferred, and together with the Senior A Preferred, the Senior Preferred), and the Junior convertible preferred stock (the Junior Preferred, and together with the Senior Preferred, the Convertible Preferred) automatically converted into shares of common stock and all of the outstanding shares of the Company’s redeemable preferred stock (Redeemable Preferred) were automatically extinguished and cancelled at the closing of the IPO (See Note 7). In addition, the Company’s warrants to purchase shares of Senior Preferred were converted into warrants to purchase shares of the Company’s common stock upon the closing of the IPO. Additionally, 588,763 shares of common stock were issued upon the cashless exercise of common stock warrants (See Note 10). Also, in connection with the IPO, the Company paid $14,955,101 in dividends to the Senior Preferred stockholders.

Upon completion of the IPO on July 22, 2019, the Company filed an amended and restated certificate of incorporation to, among other things, state that the aggregate number of shares of stock that the Company is authorized to issue is 500,000,000 shares of common stock, par value $0.01 per share, and 20,000,000 shares of undesignated preferred stock, par value $0.01 per share.

(c) Recapitalization

The Company effected a 0.4551-for-1 reverse split of its common stock on July 3, 2019. The reverse split combined each approximately 2.1973 shares of the Company’s issued and outstanding common stock into one share of common stock and correspondingly adjusted the conversion price of its convertible preferred stock. No fractional shares were issued in connection with the reverse split. Any fractional share resulting from the reverse split was rounded down to the nearest whole share, and in lieu of any fractional shares, the Company paid in cash to the holders of such fractional shares an amount equal to the fair market value, as determined by the board of directors, of such fractional shares. All share, per share and related information presented in the financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the reverse stock split.

(d) Liquidity

Since the Company commenced operations, it has not generated sufficient revenue to meet its operating expenses and has continued to incur significant net losses. To date, the Company has primarily relied upon the proceeds from issuances of preferred stock and debt and most recently with proceeds from the IPO to fund its operations as well as sales of Company products in the normal course of business. Management believes that losses and negative cash flows will continue for at least the next year.

Phreesia, Inc.

Notes to Unaudited Financial Statements

Management believes that the Company’s cash and cash equivalents at July 31, 2019, along with cash generated in the normal course of business, and available borrowing capacity under its February 2019 Credit Facility (Note 6), are sufficient to fund its operations for at least the next 12 months. The Company will obtain additional financing if needed to successfully implement its long-term strategy. There can be no assurance that additional financing, if needed, can be obtained on terms acceptable to the Company. The ability of the Company to achieve successful operations will depend on, among other things, new business, the retention of customers, and the effectiveness of sales and marketing initiatives. The Company is subject to a number of risks similar to other companies in its stage of business life cycle, including dependence on key individuals, competition in the marketplace, and the need to fund future product and services development.

2. Basis of presentation

(a) Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of Phreesia, Inc. and its branch operation in Canada.

(b) Fiscal year

The Company’s fiscal year ends on January 31. References to fiscal 2018 and 2019 refer to the fiscal year ended January 31, 2018 and 2019, respectively.

(c) Unaudited interim financial statements

The accompanying financial statements and the related footnote disclosures are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of July 31, 2019 and the results of its operations and its cash flows for the periods ended July 31, 2019 and 2018. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the year ended January 31, 2019.

3. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended January 31, 2019. Since the date of those audited financial statements, there have been no changes to the Company’s significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.

(a) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments. Although management believes its estimates and assumptions are reasonable under the circumstances at the time they are made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Actual results may differ from those estimates made under different assumptions or circumstances. The most significant assumptions and estimates relate to the allowance for doubtful accounts, capitalized internal-use software, the determination of the useful lives of property and equipment, the fair value of securities underlying stock-based compensation, the fair value of stock warrants, the fair value of its business acquisitions, and the realization of deferred tax assets.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(b) Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and settlement assets. The Company’s cash and cash equivalents are held by established financial institutions. The Company does not require collateral from its customers and generally requires payment within 30 to 60 days of billing. Settlement assets are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The Company has one third-party payment processor.

The Company’s customers are primarily physician’s offices located in the United States and pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three and six months ended July 31, 2019 and 2018.

(c) New accounting pronouncements

Recent accounting pronouncements not yet adopted

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 updates the disclosure requirements for fair value measurements and is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. The updated guidance for private companies and emerging growth companies using the extended transition period is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company is currently evaluating the potential impact of this standard on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to record most leases on their balance sheets but recognize the expenses in their statement of operations in a manner similar to current accounting rules. Topic 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. The updated guidance for private companies and emerging growth companies using the extended transition period is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company plans to adopt this new standard in the first quarter of fiscal 2021 on February 1, 2020 and expects to use the effective date as our date of initial application. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all of its leases. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company is currently evaluating the potential impact of this standard on the Company’s financial statements.

Phreesia, Inc.

Notes to Unaudited Financial Statements

4. Composition of certain financial statement captions

(a) Accrued expenses

Accrued expenses as of July 31, 2019 and January 31, 2019 are as follows:

	July 31,	January 31,
	2019	2019
Payment processing fees liability	$2,308,694	$2,266,621
Commission and bonus	3,244,770	320,402
Accrued payment related to acquisition of Vital Score	350,000	350,000
Vacation	505,890	417,467
Other	1,840,663	1,743,378

Total	$8,250,017	$5,097,868

(b) Property and equipment

Property and equipment as of July 31, 2019 and January 31, 2019 are as follows:

	Useful Life	July 31,	January 31,
	(years)	2019	2019
PhreesiaPads and Arrivals Stations	3	$24,976,313	$22,746,783
Computer equipment	3	16,699,067	14,338,489
Computer software	3	2,166,014	2,166,015
Hardware development	3	1,024,357	1,024,357
Furniture and fixtures	7	678,985	646,708
Leasehold improvements	2	1,170,771	1,150,673

Total property and equipment		$46,715,507	$42,073,025
Less accumulated depreciation and amortization		(32,151,159)	(27,862,007)

Property and equipment — net		$14,564,348	$14,211,018

Depreciation expense related to property and equipment amounted to $2,136,245 and $1,777,156 for the three months ended July 31, 2019 and 2018, respectively. Depreciation expense related to property and equipment amounted to $4,291,008 and $3,549,132 for the six months ended July 31, 2019 and 2018, respectively. Capital lease depreciation, included in depreciation expense, was $1,160,897 for the six months ended July 31, 2019.

Assets under capital leases included in computer equipment were $11,745,433 and $10,235,489 as of July 31, 2019 and January 31, 2019. Accumulated amortization of assets under capital leases was $6,529,422 and $5,368,525 as of July 31, 2019 and January 31, 2019, respectively.

(c) Capitalized internal use software

For the three months ended July 31, 2019 and 2018, the Company capitalized $1,466,761 and $1,256,564, respectively, of costs related to the Phreesia Platform. For the six months ended July 31, 2019 and 2018, the Company capitalized $2,877,713 and $2,469,695 of costs related to the Phreesia Platform.

During the three months ended July 31, 2019 and 2018, amortization expense of capitalized internal-use software was $1,219,605 and $962,889, respectively. During the six months ended July 31, 2019 and 2018, amortization expense of capitalized internal-use software was $2,379,443 and $1,875,526, respectively. As of July 31, 2019 and January 31, 2019, the net book value of the Phreesia Platform was $8,314,329 and $7,816,060, respectively.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(d) Intangible assets

The following presents the details of intangible assets as of July 31, 2019 and January 31, 2019.

	Useful Life	July 31,	January 31,

	(years)	2019	2019

Acquired technology gross carrying value	5	$490,000	$490,000
Customer relationship gross carrying value	7	980,000	980,000

Total intangible assets		$1,470,000	$1,470,000
Less accumulated amortization		(152,269)	(33,269)

Net carrying value		$1,317,731	$1,436,731

The remaining useful life for acquired technology in years is 4.4 and 4.8 as of July 31, 2019 and January 31, 2019, respectively. The remaining useful life for customer relationships in years is 6.4 and 6.8 as of July 31, 2019 and January 31, 2019, respectively.

Amortization expense associated with intangible assets amounted to $59,500 and $0 for the three months ended July 31, 2019 and 2018, respectively. Amortization expense associated with intangible assets amounted to $119,000 and $0 for the six months ended July 31, 2019 and 2018, respectively.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of July 31, 2019:

2020 (Remaining six months)	$119,000
Years ending January 31,
2021	238,000
2022	238,000
2023	238,000
2024	224,301
2025 - thereafter	260,430

Total	$1,317,731

(e) Deferred offering costs

Deferred offering costs consist primarily of accounting, legal, and other fees related to the Company’s IPO. Prior to the IPO, all deferred offering costs were capitalized in other assets on the accompanying balance sheet. Upon the closing of the IPO on July 22, 2019, $6,083,648 were recorded in stockholders’ deficit as a reduction of additional paid in capital. The Company recorded $539,560 of deferred offering costs within other assets on the accompanying balance sheet as of January 31, 2019.

(f) Accounts receivable

Accounts receivable as of July 31, 2019 and January 31, 2019 are as follows:

	July 31,	January 31,
	2019	2019
Billed	$16,778,878	$15,990,218
Unbilled	731,603	635,924

Total accounts receivable, gross	$17,510,481	$16,626,142
Less allowance for doubtful accounts	(722,758)	(517,107)

Total accounts receivable	$16,787,723	$16,109,035

Phreesia, Inc.

Notes to Unaudited Financial Statements

5. Revenue

The Company generates revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. The Company derives revenue from subscription fees and related services generated from the Company’s provider customers for access to the Phreesia Platform, payment processing fees based on patient payment volume processed through the Phreesia Platform, and from digital patient engagement revenue from life sciences companies to reach, educate and communicate with patients when they are most receptive and actively seeking care.

The amount of subscription and related services revenue recorded pursuant to ASC 840 for the leasing of the Company’s self-service intake tablets and onsite kiosks was $1,506,003 and $1,105,521 for the three months ended July 31, 2019 and 2018, respectively. The amount of subscription and related services revenues recorded pursuant to ASC 840 for the leasing of the Company’s self-service intake tablets and onsite kiosks was $2,965,951 and $2,191,376 for the six months ended July 2019 and 2018, respectively.

Contract balances

The following table represents a rollforward of contract assets and contract liabilities:

	Contract assets (unbilled accounts receivable)	Contract liabilities (deferred revenue)
January 31, 2019	$635,924	$6,487,910
Amount transferred to receivables from contract assets	(575,859)	—
Contract asset additions	671,539	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(7,665,170)
Increases due to invoicing prior to satisfaction or performance obligations	—	6,959,759

July 31, 2019	$731,604	$5,782,499

Cost to obtain a contract

The Company capitalizes certain incremental costs to obtain customer contract and amortizes these costs over the life of the contracts. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $489,178 and $392,594 for the three months ended July 31, 2019 and 2018, respectively. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $973,578 and $763,453 for the six months ended July 31, 2019 and 2018, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

Phreesia, Inc.

Notes to Unaudited Financial Statements

The following table represents a rollforward of deferred contract acquisition costs:

	July 31,	January 31,
	2019	2019
Beginning balance	$3,194,106	$2,333,578
Additions to deferred contract acquisition costs	857,935	2,500,183
Amortization of deferred contract acquisition costs	(973,578)	(1,639,655)

Ending balance	3,078,463	3,194,106
Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,631,384	1,672,706
Deferred contract acquisition costs, non current	1,447,079	1,521,400

Total deferred contract acquisition costs	$3,078,463	$3,194,106

6. Debt

As of July 31, 2019 and January 31, 2019, the Company had the following outstanding loan balances:

	July 31, 2019	January 31, 2019
Term loan	$20,000,000	$1,041,667
Line of credit	—	7,800,000
Loan payable	—	20,000,000

Total debt	$20,000,000	$28,841,667
Less current maturities	—	(97,222)
Less deferred financing costs	(1,050,116)	(995,959)
Plus accrued interest	120,556	—
Plus accrued final payment	137,908	169,342

Long term debt, net of current portion	$19,208,348	$27,917,828

The Company had a loan facility with a commercial bank that provided for a term loan with an original principal amount of $3,500,000 and a $10,000,000 revolving line of credit, which was later increased to $20,000,000. The term loan was interest only, at a floating per annum rate equal to the Prime Rate as quoted by Wall Street Journal print edition less three-quarters of one percent (0.75%), for 12 months from the date of borrowing followed by 36 monthly payments of principal and interest. The Prime Rate was 5.50% as of January 31, 2019. In addition to principal and interest payments due under the Loan facility, the Company was required to make a final payment fee to the lender due upon the earlier of prepayment or maturity of the term loan, which was equal to 5% of the principal balance, or $175,000 and was paid in connection with the repayment of the term loan. The Company accrued the estimated final payment fee using the effective interest method, with a charge to interest expense of $0 and $5,658 for the three and six months ended July 31, 2019 and $6,904 and $13,809 for the three and six months ended July 31, 2018 respectively, over the term loan amortization period. Interest expense related to the term loan was $0 and $24,475, including amortization of deferred financing costs of $0 and $5,865, for the three months ended July 31, 2019 and 2018, respectively. Interest expense related to the term loan was $15,873 and $50,282, including amortization of deferred financing costs of $4,806 and $11,730, for the six months ended July 31, 2019 and 2018, respectively. For the six months ended July 31, 2018, the effective interest rate on the term loan was 6.3%. Borrowings under the term loan were repaid in full with the proceeds from the New Loan Agreement that was entered into on February 28, 2019.

Borrowings under the revolving line of credit bore interest at the prime rate plus 1.00% and were limited to the greater of $20,000,000 or an amount determined pursuant to a borrowing base. The revolving credit facility had a maturity date of November 2019. Borrowings under this facility were collateralized by substantially all of the assets of the Company and the Company was required to comply with certain financial covenants related to this facility. The Company was in compliance with all covenants related to the revolving line of credit as of January 31, 2019 and until the total balance of $17,675,556 was fully repaid on July 22, 2019 with proceeds from the IPO. Weighted-average borrowings outstanding under the revolving

Phreesia, Inc.

Notes to Unaudited Financial Statements

line of credit were $5,441,326 and $971,370 for the six months ended July 31, 2019 and 2018, respectively. Interest expense under the revolving line of credit was $0 and $36,654 including amortization of deferred financing costs of $0 and $17,696, for the three months ended July 31, 2019 and 2018, respectively. Interest expense under the revolving line of credit was $166,254 and $73,100 including amortization of deferred financing costs of $12,843 and $35,392, for the six months ended July 31, 2019 and 2018, respectively.

On November 7, 2016, the Company entered into a 5-year term loan agreement with two third-party lenders in an aggregate original principal amount of $10,000,000 plus an additional $10,000,000 that was available through May 31, 2017 (the “Loans Payable”). The initial advance of $10,000,000 was drawn down simultaneously with the execution of the agreement and the second advance of $10,000,000 was drawn down in May 2017. Borrowings under the Loans Payable were subordinated to borrowings under the term loan and revolving line of credit. The outstanding principal amount of the Loans Payable was subject to interest each month at an interest rate equal to 11% per annum with the principal due in 30 equal installments beginning in June 2019. Interest expense related to the Loans Payable was $0 and $592,053, including amortization of deferred financing costs of $0 and $29,831, for the three months ended July 31, 2019 and 2018, respectively. Interest expense related to the Loans Payable was $168,056 and $1,165,773, including amortization of deferred financing costs of $0 and $59,662, for the six months ended July 31, 2019 and 2018, respectively. For three and six months ended July 31, 2018, the effective interest rate on the Loans Payable was 13.6%. Borrowings under the Loans Payable were repaid in full with proceeds from the New Loan Agreement that was entered into on February 28, 2019.

On February 28, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Loan and Security Agreement (the New Loan Agreement) that provides for a $20,000,000 term loan and a revolving credit facility with up to $25,000,000 of availability. The proceeds from the New Loan Agreement were used to repay in full the term loan, which had a balance of $1,041,667 as of January 31, 2019 and the $20,000,000 outstanding under the Loans Payable. The Company is also permitted to borrow an additional $10,000,000 term loan (the “Term Loan B Advance”) and, subject to the bank’s approval, another $15,000,000 (the “Term Loan C Advance”) prior to February 28, 2020. The term loans under the New Loan Agreement bear interest, which is payable monthly, at a floating rate equal to the bank’s prime rate plus 1.50% until such time that EBITDA reaches a defined level, after which time the interest rate is reduced to the prime plus 0.75%. Principal payments due under the term loans are due in 36 equal monthly installments beginning in March 2021. In addition to principal and interest payments due under the term loans, the Company is required to make a final payment to the lenders due upon the earlier of prepayment or maturity of the term loan, which is equal to 2.75% of the original principal amount. The Company accrues the estimated final payment fee using the effective interest method resulting in a charge to interest expense of $137,908 for the six months ended July 31, 2019. In connection with the New Loan Agreement, the Company issued warrants to the lenders to purchase an aggregate of 150,274 shares of common stock at an exercise price of $8.02 per share. The Warrants expire in February 2029. The fair value of the warrants of $832,825 was recorded as a debt discount and is being amortized to interest expense over the term of the new term loan and revolving credit facility. If the Company prepays the term loans prior to their respective scheduled maturities, it will also be required to make prepayment fees to the lenders equal to 3% if prepaid on or before the second anniversary of the Effective Date, 2% if prepaid after the second and on or before the third anniversary of funding or 1% if prepaid after the third anniversary of funding of the principal amounts borrowed. Interest expense related to the term loan under the New Loan Agreement was $396,680, including amortization of deferred financing fees of $38,902 for the three months ended July 31, 2019. Interest expense related to the term loan under the New Loan Agreement was $660,119, including amortization of deferred financing fees of $65,119 for the six months ended July 31, 2019. For the six months ended July 31, 2019, the effective interest rate on the term loan was 7.9%.

The Company accounted for the settlement of the Loans Payable and the term loan as a debt extinguishment and recorded an expense of $1,072,813, which is included in other income (expense), and is comprised of the write-off of $772,813 of deferred financing costs related to these facilities and a $300,000 prepayment fee related to the Loans Payable. The modification of the revolving line of credit was accounted for as an insubstantial modification. The Company incurred fees of $112,004 related to the extinguishment and modification.

Borrowings under the revolving credit facility are subject to a borrowing base equal to 80% of eligible accounts receivable plus a percentage of recurring revenue, as defined, not to exceed $25,000,000 in the aggregate. The Company has $25,000,000 of availability as of July 31, 2019. Borrowings under the revolving credit facility bear interest, which is payable monthly, at a floating rate equal to the greater of the bank’s prime rate less 0.50%, or 5.0% until such time that EBITDA reaches a defined level, after which time the interest rate is reduced to the greater of prime less 0.75%, or 4.75%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual fee of $100,000 per year during the first three years of the facility and then $75,000 per year in years four and five. Interest expense related to the revolving credit facility under the new loan agreement was $213,826, including amortization of deferred financing fees

Phreesia, Inc.

Notes to Unaudited Financial Statements

of $31,646, for the three months ended July 31, 2019. Interest expense related to the revolving credit facility under the new loan agreement was $310,403, including amortization of deferred financing fees of $52,744, for the six months ended July 31, 2019. The Company is required to pay a fee of 0.15% per year for any unused availability and a termination fee of 1.50% if the revolving credit agreement is terminated prior to its scheduled maturity. The revolving credit facility is due five years from the Effective date, which is February 28, 2024.

The Company’s obligations under the New Loan Agreement are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The New Loan Agreement includes a financial covenant that requires the Company to achieve specified revenue levels, as defined, through January 31, 2020, after which time revenue levels for covenants purposes will be determined by the bank based on the Company’s forecast, subject to certain minimums. The Company is also required to maintain certain liquidity levels, as defined. The Company was in compliance with all covenants related to the New Loan Agreement as of July 31, 2019.

The New Loan Agreement contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) attachment or levy on the Company’s assets or judicial restraint on its business; (v) insolvency; (vi) significant judgments, orders or decrees for payments by the Company not covered by insurance; (vii) incorrectness of representations and warranties; (viii) incurrence of subordinated debt; (ix) revocation of governmental approvals necessary for the Company to conduct its business; and (x) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

As of July 31, 2019, the Company’s long-term debt is payable as follows:

2020 (Remaining six months)	$—
Year ending January 31,
2021	—
2022	6,111,111
2023	6,666,667
2024	6,666,667
2025 - thereafter	555,555

Total long-term debt payments	$20,000,000

7. Common Stock

The Company closed an IPO on July 22, 2019 and filed an amended and restated certificate of incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.

Upon completion of the IPO, the Company issued and sold 7,812,500 shares of common stock at an issuance price of $18.00 per share resulting in net proceeds of $130,781,250, after deducting underwriting discounts and commissions. In addition, all outstanding shares of Convertible Preferred stock converted into 25,311,515 shares of common stock (See Note 8) and the Company issued 588,763 shares of common stock as a result of the cashless exercise of warrants (See Note 10).

Phreesia, Inc.

Notes to Unaudited Financial Statements

8. Preferred stock

Upon completion of the IPO on July 22, 2019, all of the Company’s then outstanding shares of Senior Preferred and Junior Preferred stock automatically converted into an aggregate of 25,311,515 shares of common stock and all of the Company’s then outstanding 42,560,530 shares of redeemable preferred stock were cancelled. As of July 31, 2019, there were no shares of convertible or redeemable preferred stock issued and outstanding.

In connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation became effective, which authorized 20,000,000 shares of undesignated preferred stock with a par value of $0.01 per share.

Preferred stock dividends of $14,955,101 were paid in connection with the IPO.

9. Equity-based compensation

(a) Stock options

In 2006, the Board of Directors adopted the Company’s 2006 Stock Option Plan, which provided for the issuance of options to purchase up to 151,548 shares of the Company’s common stock to officers, directors, employees, and consultants. Over the years, the Company amended the plan to increase the shares available for issuance. On October 14, 2014, the Company increased the number of shares available for issuance under the 2006 plan to 4,424,986. The 2006 Stock Option Plan expired in August 2017.

In January 2018, the Board of Directors adopted the Company’s 2018 Stock Option Plan (as amended), which currently provides for the issuance of additional options to purchase up to 3,048,490 shares of the Company’s common stock to officers, directors, employees, and consultants. The option exercise price per share is determined by the Board of Directors based on the estimated fair value of the Company’s common stock.

In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan, which replaced the 2018 Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee to make equity-based incentive awards to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this Plan is 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance will automatically increase on February 1, 2020 and each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). Options granted under the plans has a maximum term of ten years and vest over a period determined by the Board of Directors (generally four years from the date of grant or the commencement of the grantee’s employment with the Company). Options generally vest 25% at the one-year anniversary of grant after which point they generally vest pro rata on a monthly basis.

In June 2019, the Board of Directors also adopted the Company’s 2019 Employee Stock Purchase Plan (“The ESPP”), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved under the ESPP is limited to 855,873 shares.

The fair value of stock options is estimated on the date of the grant using the Black-Scholes option pricing model for each of the stock option awards granted. The Company historically has been a private company and lacked company-specific historical and implied volatility information for shares. Accordingly, expected volatility is based on the stock volatility for comparable publicly traded companies. The Company uses the simplified method as described in SAB 107 to estimate the expected life of stock options. Forfeitures are recorded when they occur. The risk-free rate is based on the U.S. Treasury yield curve at the time of the grant over the expected term of the stock option grants. The weighted average assumptions are provided below.

Phreesia, Inc.

Notes to Unaudited Financial Statements

	For the three months ended		For the six months ended
	July 31,	July 31,	July 31,	July 31,
	2019	2018	2019	2018
Risk-free interest rate	1.81%	—	2.18%	2.66%
Expected dividends	None	—	None	None
Expected term (in years)	6.25	—	6.25	6.25
Volatility	45.90%	—	45.14%	40.00%
Weighted average fair market value of grants	$5.54	—	$4.93	$2.04

Stock option activity for the six months ended July 31, 2019 are as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2019	5,055,505	$2.45
Granted in six months ended July 31, 2019	1,220,259	$8.63
Exercised	(51,836)	$1.51
Forfeited and expired	(24,182)	$4.18

Outstanding and expected to vest — July 31, 2019	6,199,746	$3.66	6.65	$50,628,007

Exercisable — July 31, 2019	4,014,845	$1.98	5.10	$39,765,476
Amount vested in six months ended July 31, 2019	406,421	$3.90

As of July 31, 2019, there are 2,139,683 shares are available for future grant pursuant to the newly adopted 2019 Plan as well as an additional 855,873 shares available for future grant pursuant to the newly adopted ESPP.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at year end and the exercise price, multiplied by the related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended July 31, 2019 and 2018, (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised) was $516,770 and $555,453, respectively.

For the three months ended July 31, 2019 and 2018, the Company recorded stock-based compensation expense for stock options of $653,016 and $251,697, respectively. For the six months ended July 31, 2019 and 2018, the Company recorded stock-based compensation expense for stock options of $1,242,065 and $503,394, respectively. As of July 31, 2019, there is $7,732,078 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 3.2 years.

The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(b) Restricted stock units

On March 25, 2019 and June 20, 2019, the Company issued 390,794 and 58,589 stock units, respectively, to employees and directors that vest based on both a time-based condition and a performance-based condition. Pursuant to the time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years. The performance-based condition is based on a sale of the Company or an IPO, as defined. The restricted stock units expire in March 2026 and June 2026 respectively

Upon completion of the Company’s IPO in July 2019, the Company immediately recognized the fair value of the vested units with the unvested portion recognized over the remaining service period. For the three and six months ended July 31, 2019, the Company recognized $814,448 and $824,555, respectively, in restricted stock unit compensation expense, with $3,700,364 remaining of total unrecognized compensation costs related to these awards as of July 31, 2019.

10. Stock warrants

As of July 31, 2019 and January 31, 2019, the following warrants to purchase common and preferred stock were outstanding:

	Number of warrants
Warrants to purchase	July 31, 2019	January 31, 2019	Exercise price Expiration
Senior A Preferred	—	116,232	$2.19	October 1, 2021
Senior A Preferred	—	672,560	$3.00	November 1, 2026
Junior Preferred	—	489,605	$0.01	September 5, 2020
Redeemable Preferred		358,244	$0.01	September 5, 2020

Total preferred stock (liability-classified)	—	1,636,641

Common stock	—	166,952	$2.02	October 21, 2025
Common stock	—	89,459	$3.49	November 1, 2026
Common stock	150,274	—	$8.02	February 28, 2029
Common stock (converted from preferred stock warrants)	153,041	—	$6.59	November 1, 2026

Total common stock (equity-classified)	303,315	256,411

The following table summarizes the activity for the Company’s warrants for the periods presented:

	Common	Preferred
Balance - January 31, 2019	256,411	1,636,411
Granted	150,274	—
Conversion of preferred stock warrants to common stock warrants	581,798	—
Exercised	(685,168)	(1,636,641)

Balance - July 31, 2019	303,315	—

The following table is a reconciliation of the warrant liability measured at fair value:

Warrant Liability
Balance at January 31, 2019	$5,497,627
Change in fair value of stock warrants six months ended July 31, 2019	3,306,959
Conversion of convertible preferred stock warrants	(8,804,586)

Balance at July 31, 2019	$—

Upon the closing of the IPO in July 2019, the Company’s outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase an aggregate of 581,798 shares of common stock. Upon the conversion, the Company reclassified the warrants to equity and recorded the then current value of the warrant liability on the date of reclassification to additional paid-in-capital. In addition, in July 2019, the holders of these converted common stock warrants to purchase an aggregate of 428,757 shares of common stock completed the cashless exercises of the warrants, resulting in the issuance of an aggregate of 428,757 shares of common stock whereby 70,485 shares of common stock were withheld by the Company to pay for the exercise price of the warrants. The 153,041 remaining converted warrants to purchase common stock that were not exercised are included in the total outstanding common stock warrants of 303,315.

In July, the existing common stock warrant holders completed the cashless exercise of the warrants, resulting in the issuance of 256,411 shares of common stock whereby 25,919 shares of common stock were withheld by the Company to pay for the exercise price of the warrants.

Phreesia, Inc.

Notes to Unaudited Financial Statements

11. Fair value measurements

The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce its foreign currency risk. The Company recognizes all derivatives on the balance sheet at fair value based on quotes obtained from financial institutions. The fair value of its foreign currency contracts as of July 31, 2019 and January 31, 2019 was a liability of $21,093 and $142,858, respectively, which are included in Accounts payable on the accompanying balance sheet. The fair value of the foreign currency contracts are considered Level 2 in the fair value hierarchy as of July 31, 2019 and January 31, 2019, respectively.

Warrant Liability—The warrant liability is related to the warrants to purchase shares of preferred stock (see Note 10). Upon the closing of the IPO in July 2019, the warrants to purchase the Company’s convertible preferred stock were either converted into warrants to purchase common stock or subject to the cashless exercise into shares of common stock. As a result, the warrant liability was remeasured immediately prior to the closing date of the IPO and reclassified to stockholders’ equity (deficit).

The Company used the Black-Scholes option-pricing model, which incorporated weighted-average inputs and assumptions, to value the warrant liability as of January 31, 2019 and as of the date of conversion. As of January 31, 2019, the warrant liability was valued at $5,497,627 as a non-current liability on the consolidated balance sheet. The following assumptions were used in valuing the warrant liability:

The Black-Scholes method and the following weighted-average inputs and assumptions was utilized to determine the fair value of the warrants as of January 31, 2019, pre-stock split:

		January 31, 2019
	Series A	Junior	Redeemable
	Preferred	Preferred	Preferred
Estimated fair value of preferred stock	$5.80	$4.88	$0.01
Exercise price	$2.88	$0.01	$0.01
Remaining term (in years)	7.01	1.60	1.60
Risk-free interest rate	2.6%	2.5%	2.5%
Expected volatility	45.1%	45.1%	45.1%
Dividend yield	0.0%	0.0%	0.0%

The Black Scholes Method and following assumptions were used to measure the fair market value of the warrant liability upon the conversion date:

	Series A	Junior
	Preferred	Preferred
Estimated fair value of preferred stock	$18.00	$18.00
Exercise price	$6.33	$0.01
Remaining term (in years)	6.55	1.13
Risk-free interest rate	1.9%	1.9%
Expected volatility	45.9%	45.9%
Dividend yield	0.0%	0.0%

Phreesia, Inc.

Notes to Unaudited Financial Statements

As the Company refinanced all of its debt on February 28, 2019 (see Note 6), it believes that the face value of its outstanding debt at July 31, 2019 and January 31, 2019 approximates fair value.

The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the six months ended July 31, 2019 and 2018.

The Company’s cash and cash equivalents includes money market funds which is measured at fair value. The Company consider these investments within Level 1 of the fair value hierarchy.

12. Commitments and contingencies

(a) Operating and capital leases

The Company leases its office premises in New York, North Carolina, and Ottawa under operating leases which expire on various dates through August 2022. The Company recognizes rent expense under such arrangements on a straight-line basis. Rent expense under such operating leases amounted to $458,732 and $449,630 for the three months ended July 31, 2019 and 2018, respectively. Rent expense under such operating leases amounted to $910,188 and $896,994 for the six months ended July 31, 2019 and 2018, respectively.

As of July 31, 2019, the aggregate minimum net rental payments for non-cancelable operating leases and firmly committed contracts are as follows:

2020 (Remaining six months)	$870,963
Year ending January 31,
2021	1,751,115
2022	744,894
2023	224,532

Total operating lease payments	$3,591,504

During the six months ended July 31, 2019 and in prior years, the Company entered into several capital leases for equipment and software. The leases are for 30-36 month periods. As of July 31, 2019, the minimum lease payments are as follows:

2020 (Remaining six months)	$1,157,957
Year ending January 31,
2021	2,319,143
2022	1,536,429
2023	138,054
Total capital lease payments	$5,151,583

Less amounts representing interest	(535,292)

Total capital lease payments, net of interest	4,616,291

Less current portion	(2,317,529)

Total capital lease payments, net of interest and current portion	$2,298,762

Interest expense related to capital leases was $88,080 and $61,097 for the three months ended July 31, 2019 and 2018, respectively. Interest expense related to capital leases was $151,050 and $110,070 for the six months ended July 31, 2019 and 2018, respectively.

(b) Legal proceedings

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes or claims. Although the Company cannot predict with assurance the outcome of any litigation, the Company does not believe there are currently any such actions that, if resolved unfavorably, would have a material impact on its financial condition, results of operations or cash flows.

Phreesia, Inc.

Notes to Unaudited Financial Statements

13. Income taxes

The effective tax rate is 0% and 0% in the six months ended July 31, 2019 and 2018, respectively. The difference between the U.S. Statutory rate of 21% and the effective tax rate is primarily due to the change in valuation allowance. The Company has recorded a full valuation allowance against its deferred tax assets at July 31, 2019 and January 31, 2019.

14. Net loss per share attributable to common stockholders

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended July 31,		Six months ended July 31,
	2019	2018	2019	2018
Numerator:
Net loss	$(7,493,191)	$(2,586,950)	$(14,187,800)	$(5,810,481)
Preferred stock dividend paid	(14,955,101)	—	(14,955,101)	—
Accretion of redeemable preferred stock	(48,311,988)	(9,236,353)	(56,175,418)	(11,726,050)

Net loss attributable to common stockholders	$(70,760,280)	$(11,823,303)	$(85,318,319)	$(17,536,531)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	6,793,363	1,776,559	4,443,155	1,755,268

Net loss attributable to common stockholders, basic and diluted	$(10.42)	$(6.66)	$(19.20)	$(9.99)

The Company’s potential dilutive securities, which include Convertible Preferred, stock options, restricted stock units and outstanding warrants to purchase shares of common and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

		July 31,
	2019	2018
Redeemable convertible preferred stock (as-converted to common stock)	—	25,311,535
Stock options to purchase common stock and restricted stock units	6,649,129	5,089,974
Warrants to purchase convertible preferred stock	—	581,798
Warrants to purchase common stock	303,315	256,411

	6,952,444	31,239,718

15. Related party transactions

The Company recognized revenue totaling approximately $1,372,000 and $1,219,000 from an affiliate of a stockholder of the Company for the three months ended July 31, 2019 and 2018, respectively. The Company recognized revenue totaling approximately $2,876,000 and $2,578,000 from an affiliate of a stockholder of the Company for the six months ended July 31, 2019 and 2018, respectively. Accounts receivable from the affiliate totaled approximately $891,000 and $598,000 as of July 31, 2019 and January 31, 2019, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes included in our final prospectus for our initial public offering dated as of July 17, 2019, or the prospectus, which was filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act. In addition to historical financial information, the following discussion and analysis and information set forth elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a leading provider of comprehensive solutions that transform the healthcare experience by engaging patients in their care and enabling healthcare provider organizations to optimize operational efficiency, improve profitability and enhance clinical care. As evidenced in industry survey reports from KLAS, we have been recognized as a leader based on our integration capabilities with healthcare provider organizations, the broad adoption of our patient intake functionalities and by overall client satisfaction. Through the SaaS-based Phreesia Platform, we offer our provider clients a robust suite of solutions to manage the patient intake process and an integrated payments solution for secure processing of patient payments. Our Platform also provides life sciences companies with an engagement channel for targeted and direct communication with patients. In the three months ended July 31, 2019 and 2018, our Platform processed $463.8 million and $358.2 million in patient payments, respectively, which represents a $105.6 million, or 29% increase in patient payments processed through our Platform. Additionally, in the six months ended July 31, 2019 and 2018, our Platform processed $925.2 million and $718.3 million in patient payments, respectively, which represents a $206.9 million, or 29% increase in patient payments processed through our Platform.

We serve an array of healthcare provider organizations of all sizes ranging from single-specialty practices, which include internal and family medicine, urology, dermatology and orthopedics, to large, multi-specialty groups. Our life sciences business additionally serves clients in the pharmaceutical, biotechnology and medical device industries.

We derive revenue from (i) subscription fees from healthcare provider organizations for access to the Phreesia Platform and related professional services fees and other services, (ii) payment processing fees based on levels of patient payment volume processed through the Phreesia Platform and (iii) fees from life science companies to deliver patient engagement content to patients using the Phreesia Platform. We have strong visibility into our business as the majority of our revenue is derived from recurring subscription fees and re-occurring payment processing fees.

We market and sell our products and services to provider clients throughout the United States using a direct sales organization segmented into several highly targeted and coordinated teams, which are concentrated in Raleigh, North Carolina, New York, New York and Ottawa, Canada. Our demand generation team develops content and identifies prospects that our sales development team researches and qualifies to generate high-grade, actionable sales programs. Our direct sales force executes on these qualified sales programs, partnering with client services to ensure prospects are educated on the breadth of our capabilities and demonstrable value proposition, with the goal of attracting and retaining clients and expanding their use of our Platform over time. Most of our Platform solutions are contracted pursuant to annual, auto-renewing agreements. Our sales typically involve competitive processes and sales cycles have, on average, varied in duration from two months to eight months, depending on the size of the potential client. In addition, through Phreesia University (Phreesia’s in-house training program), events, client conferences and webinars, we help our provider clients optimize their businesses and, as a result, support client retention.

Since our inception, we have not marketed or sold our products internationally. Accordingly, all of our revenue from historical periods has come from the United States, and our current strategy is to continue to focus our sales efforts solely within the United States.

Our revenue growth has been entirely organic and reflects our addition of new provider clients and increased revenue from existing clients. Our total revenue increased $6.0 million to $30.8 million in the three months ended July 31, 2019 from $24.8 million in the three months ended July 31, 2018, representing an increase of approximately 24%. Our total revenue increased $10.5 million to $59.1 million in the six months ended July 31, 2019 from $48.7 million in the six months ended July 31, 2018, representing an increase of approximately 22%. For the three months ended July 31, 2019 and 2018, our net loss was $7.5 million and $2.6 million, respectively, and Adjusted EBITDA was positive $0.7 million and positive $1.7 million, respectively. For the six months ended July 31, 2019 and 2018, our net loss was $14.2 million and $5.8 million, respectively, and Adjusted EBITDA was positive $0.5 million and positive $2.8 million, respectively. For the three months ended July 31, 2019 and 2018, cash provided by operating activities was $0.6 million and $1.9 million, respectively, and free cash flow was negative $2.4 million and negative $1.1 million, respectively. For the six months ended July 31, 2019 and 2018, cash provided by operating activities was $2.6 million and $0.9 million, respectively, and free cash flow was negative $3.0 million and negative $3.9 million, respectively. For a reconciliation of Adjusted EBITDA to net loss and free cash flow to cash (used in) provided by operating activities and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”

Recent developments

In July 2019, we closed our initial public offering, or IPO, of 10,681,423 shares of common stock, consisting of 7,812,500 shares issued and sold by us and 2,868,923 shares sold by certain of our selling stockholders. The price per share to the public was $18.00. We received aggregate proceeds of $130.8 million from the IPO, net of underwriters’ discounts and commissions of $9.8 million, and before deducting offering costs of approximately $6.1 million.

Key metrics

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Key Metrics:
Provider Clients (average over period)	1,558	1,463	1,554	1,457
Average revenue per provider client	$16,472	$13,420	$31,126	$26,682
Patient payment volume (in millions)	$464	$358	$925	$718

•

Provider clients. We define provider clients as the average number of healthcare provider organizations that generate revenue each month during the applicable period. In one specific case wherein we act as a subcontractor providing white-label services to our partner’s clients, we treat this contractual relationship as a single provider client. We believe growth in the number of provider clients is a key indicator of the performance of our business and depends, in part, on our ability to successfully develop and market our Platform to healthcare provider organizations that are not yet clients. While growth in the number of provider clients is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future provider client growth. For example, as the number of provider clients increases, we may need to add to our customer support team and invest to maintain effectiveness and performance of our Platform and software for our provider clients and their patients.

•

Average revenue per provider client. We define average revenue per provider client as the total subscription and related services and payment processing revenue generated from provider clients in a given period divided by the average number of provider clients that generate revenue each month during that same period. We are focused on continually delivering value to our provider clients and believe that our ability to increase average revenue per provider client is an indicator of the long-term value of our existing provider client relationships.

•

Patient payment volume. We measure patient payment volume as the total dollar volume of transactions between our provider clients and their patients utilizing our payment platform, including via credit and debit cards, cash and check. Patient payment volume is a major driver of our payment processing revenue, and we believe that patient payment volume is an indicator of both the underlying health of our provider clients’ businesses and the continuing shift of healthcare costs to patients.

Non-GAAP financial measures

Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss, before net interest expense (income), provision for income taxes, depreciation and amortization, and before non-cash based compensation expense, non-cash change in fair value of warrant liability and other income (expense), net.

We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. We have presented Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:

•

although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•

Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; or (3) tax payments that may represent a reduction in cash available to us; (4) net interest expense/(income); and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

We calculate free cash flow as net cash flow from operating activities less purchases of property and equipment and capitalized internal-use software development costs.

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, unaudited)	2019	2018	2019	2018
Net Loss	$(7,493)	$(2,587)	$(14,188)	$(5,810)
Interest (income) expense, net	745	884	1,549	1,732
Depreciation and amortization	3,415	2,740	6,789	5,425
Stock-based compensation expense	1,467	252	2,067	503
Change in fair value warrant liability	2,884	593	3,307	884
Income tax provision	51	—	119	—
Other (income) expense, net	(327)	(139)	817	36

Adjusted EBITDA	$742	$1,743	$461	$2,769

Additionally, free cash flow is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic investments, partnerships and acquisitions and strengthening our financial position.

The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2019	2018	2019	2018
Net cash (used in) provided by operating activities	$551	1,868	$2,585	$945
Less:
Purchases of property and equipment	(1,440)	(1,671)	(2,754)	(2,390)
Capitalized internal-use software	(1,467)	(1,257)	(2,878)	(2,470)

Free Cash Flow	$(2,356)	$(1,060)	$(3,047)	$(3,915)

Components of statements of operations

Revenue

We generate revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. We derive revenue from subscription fees and related services generated from our provider clients, payment processing fees based on patient payment volume processed through the Phreesia Platform, and from digital patient engagement revenue from life sciences companies to reach, educate and communicate with patients when they are most receptive and actively seeking care.

Our total revenue consists of the following:

•

Subscription and related services. We primarily generate subscription fees from our provider clients based on the number of providers that subscribe to and utilize the Phreesia Platform. Our provider clients are typically billed monthly in arrears, though in some instances, provider clients may opt to be billed quarterly or annually in advance. Subscription fees are typically auto-debited from provider clients’ accounts every month. As we target and add larger enterprise provider clients, these clients may choose to contract differently than our typical per provider subscription model. To the extent we charge in an alternative manner with larger enterprise provider clients, we expect that such a pricing model will recur and, combined with our per provider subscription fees, will increase as a percentage of our total revenue.

In addition, we receive certain fees for related services from provider clients for professional services associated with our implementation services as well as travel and expense reimbursements, shipping and handling fees, sales of hardware (PhreesiaPads and Arrivals Stations), on-site support and training.

•

Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed on credit and debit cards on the Phreesia Platform through our payment facilitator model. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented roughly 83% of our total patient payment volume in the three months ended July 31, 2019. The remainder of our patient payment volume for the three months ended July 31, 2019 was composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions, for which we are not paid a processing fee.

•

Life sciences. We generate revenue from the sale of digital patient engagement to life sciences companies. As we expand our provider client base, we increase the number of new patients we can reach to deliver targeted patient engagement content on behalf of our life sciences clients.

Cost of revenue (excluding depreciation and amortization)

Our cost of revenue primarily consists of personnel costs, including salaries, benefits, bonuses and stock-based compensation for implementation and technical support, and costs to verify insurance eligibility and benefits, infrastructure costs to operate our SaaS-based Platform such as hosting fees and fees paid to various third-party partners for access to their technology.

Payment processing expense

Payment processing expense consists primarily of interchange fees set by payment card networks and that are ultimately paid to the card-issuing financial institution, assessment fees paid to payment card networks, and fees paid to third-party payment processors and gateways. Payment processing expense may increase as a percentage of payment processing revenue if card networks raise pricing for interchange and assessment fees or if we reduce pricing to our clients.

Sales and marketing

Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party partners for sales and lead generation. Advertising is expensed as incurred.

Research and development

Research and development expense consists of costs for the design, development, testing and enhancement of our products and services and are generally expensed as incurred. These costs consist primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation for our development personnel. Research and development expense also includes product management, life sciences analytics costs, third-party partner fees and third-party consulting fees, offset by any internal-use software development cost capitalized during the same period.

General and administrative

General and administrative expense consists primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our executive, finance, legal, human resources, information technology and other administrative personnel. General and administrative expense also includes consulting, legal, security, accounting services and allocated overhead. We expect general and administrative expense to continue to increase in absolute dollars as we grow our operations and operate as a public company, although we expect such expense to decline as a percentage of total revenue over time.

Depreciation

Depreciation represents depreciation expense for PhreesiaPads and Arrivals Stations, data center and other computer hardware, purchased computer software, furniture and fixtures and leasehold improvements.

Amortization

Amortization primarily represents amortization of our capitalized internal-use software related to the Phreesia Platform as well as amortization of acquired intangible assets.

Other income (expense)

Our other income and loss line items consist of the following:

•	Other income (expense). Other income (expense) consists of foreign currency-related gains and losses and other income (expense).

•

Change in fair value of warrant liability. Prior to our initial public offering, the Company had preferred stock warrants which were marked to market based on third-party valuations and the change in fair value was recorded in other income (expense). Upon our IPO, the outstanding warrants are no longer liability classified and the fair value of the preferred stock warrant liability was reclassified to additional paid-in capital, a component of stockholders’ deficit.

•	Interest income. Interest income consists of interest earned on our cash and cash equivalent balances. Interest income has not been material to our operations to date.

•	Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations as well as amortization of discounts and deferred financing costs.

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended July 31,			Six Months Ended July 31,
(in thousands)	2019	2018	Change	2019	2018	Change
Revenue
Subscription and related services	$14,004	$10,459	34%	$26,686	$20,462	30%
Payment processing fees	11,665	9,174	27%	23,222	18,405	26%
Life sciences	5,148	5,146	0%	9,218	9,783	(6%)

Total revenue	$30,816	$24,779	24%	$59,126	$48,650	22%
Expenses
Cost of revenue (excluding depreciation and amortization)	4,210	3,604	17%	8,206	6,827	20%
Payments processing expense	7,101	5,327	33%	14,050	10,916	29%
Sales and marketing	8,120	6,529	24%	15,822	12,776	24%
Research and development	4,690	3,179	48%	8,989	6,287	43%
General and administrative	7,420	4,650	60%	13,665	9,578	43%
Depreciation	2,136	1,777	20%	4,291	3,549	21%
Amortization	1,279	963	33%	2,498	1,876	33%

Total expenses	$34,957	$26,028	34%	$67,521	$51,809	30%
Operating loss	$(4,140)	$(1,249)	232%	$(8,395)	$(3,159)	166%
Other income (expense)
Other income (expense)	327	139	136%	$(817)	$(36)	2176%

Change in fair value of warrant liability	(2,884)	(593)	386%	$(3,307)	(884)	274%
Interest income (expense)	(745)	(884)	(16%)	$(1,549)	(1,732)	(11%)
Total other income (expense)	$(3,302)	$(1,338)	147%	$(5,674)	$(2,652)	114%
Loss before provision for income taxes	$(7,442)	$(2,587)	188%	$(14,069)	$(5,810)	142%
Provision for income taxes	(51)	—	—	(119)	—	—
Net loss	$(7,493)	$(2,587)	190%	$(14,188)	$(5,810)	144%
Net loss attributable to common stockholders	$(70,760)	$(11,823)	498%	$(85,318)	$(17,537)	387%

Comparison of the three and six months ended July 31, 2019 and 2018

Revenue

	Three Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Revenue	$30,816	$24,779	$6,037	24%

Total revenue increased $6.0 million to $30.8 million in the three months ended July 31, 2019, as compared to $24.8 million in the three months ended July 31, 2018. Revenue from provider clients increased $6.0 million to $25.7 million in the three months ended July 31, 2019, as compared to $19.6 million in the three months ended July 31, 2018. The increase was attributable to both increased subscription and payment processing revenue from new clients and expansion and cross-selling to existing clients. Our subscription and related services revenue from healthcare provider organizations increased $3.5 million to $14.0 million in the three months ended July 31, 2019, as compared to $10.5 million in the three months ended July 31, 2018 due to new provider clients added during the period and the expansion and cross-selling of products and services offered to existing provider clients. Our revenue from patient payments processed through the Phreesia Platform increased $2.5 million to $11.7 million in the three months ended July 31, 2019, as compared to $9.2 million in the three months ended July 31, 2018 due to the increased payment volume from the addition of more provider clients, expansion of existing provider clients and increased patient financial responsibility for their care. Our revenue from life science clients for digital patient engagement remained consistent for the three months ended July 31, 2019 and July 31, 2018 at $5.1 million.

	Six Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Revenue	$59,126	48,650	$10,476	22%

Total revenue increased $10.5 million to $59.1 million in the six months ended July 31, 2019, as compared to $48.7 million in the six months ended July 31, 2018. Revenue from provider clients increased $11.0 million to $49.9 million in the six months ended July 31, 2019, as compared to $38.9 million in the six months ended July 31, 2018. The increase was attributable to both increased subscription and payment revenue from new clients and expansion and cross-selling to existing clients. Our subscription and related services revenue from healthcare provider organizations increased $6.2 million to $26.7 million in the six months ended July 31, 2019, as compared to $20.5 million in the six months ended July 31, 2018 due to new provider clients added during the period and increased revenue from the expansion of products and services offered to existing provider clients. Our revenue from patient payments processed through the Phreesia Platform increased $4.8 million to $23.2 million in the six months ended July 31, 2019, as compared to $18.4 million in the six months ended July 31, 2018 due to the increased payment volume from the addition of more provider clients, expansion of existing provider clients and increased patient financial responsibility for their care. Our revenue from life science clients for digital patient engagement decreased $0.6 million to $9.2 million in the six months ended July 31, 2019, as compared to $9.8 million in the six months ended July 31, 2018. The decrease was due primarily to the fact that a number of digital payment engagements launched later in the year, as compared to last fiscal year.

Cost of revenue (excluding depreciation and amortization)

	Three Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$4,210	$3,604	606	17%

Cost of revenue (excluding depreciation and amortization) increased $0.6 million to $4.2 million in the three months ended July 31, 2019, as compared to $3.6 million in the three months ended July 31, 2018. The increase resulted primarily from increases in implementation expenses of $0.2 million, data center hosting of $0.2 million and payments to third party partners of $0.1 million.

Stock compensation incurred related to cost of revenue was $0.04 million and $0 for the three months ended July 31, 2019 and 2018, respectively.

	Six Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$8,206	$6,827	$1,379	20%

Cost of revenue (excluding depreciation and amortization) increased $1.4 million to $8.2 million in the six months ended July 31, 2019, as compared to $6.8 million in the six months ended July 31, 2018. The increase resulted primarily from increases in implementation and deployment expenses of $0.9 million, data center hosting of $0.3 million, and payments to third party partners of $0.1 million.

Stock compensation incurred related to cost of revenue was $0.07 and $0 million for the six months ended July 31, 2019 and 2018, respectively.

Payment processing expense

	Three Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Payment processing expense	$7,101	$5,327	$1,774	33%

Payments processing expense increased $1.8 million to $7.1 million in the three months ended July 31, 2019, as compared to $5.3 million in the three months ended July 31, 2018. The increase resulted primarily from increases in payment processing volume which resulted in an increase to interchange and assessment expenses, which are the primary components of our payment processing expense.

	Six Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Payment processing expense	$14,050	$10,916	$3,134	29%

Payments processing expense increased $3.1 million to $14.1 million in the six months ended July 31, 2019, as compared to $10.9 million in the six months ended July 31, 2018. The increase resulted primarily from increases in payment processing volume which resulted in an increase to interchange and assessment expenses, which are the primary components of our payment processing expense.

Sales and marketing

	Three Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Sales and marketing	$8,120	$6,529	$1,591	24%

28

Sales and marketing expense increased $1.6 million to $8.1 million in the three months ended July 31, 2019, as compared to $6.5 million in the three months ended July 31, 2018. The increase was primarily attributable to total compensation increases (including the addition of the analytics and insight team) of $1.4 million.

Stock compensation incurred related to sales and marketing expense was $0.3 million and $0.08 million for the three months ended July 31, 2019 and 2018, respectively.

	Six Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Sales and marketing	$15,822	$12,776	$3,046	24%

Sales and marketing expense increased $3.0 million to $15.8 million in the six months ended July 31, 2019, as compared to $12.8 million in the six months ended July 31, 2018. The increase was primarily attributable to total compensation increases (including the addition of the analytics and insight team) of $2.6 million.

Stock compensation incurred related to sales and marketing expense was $0.4 million and $0.1 million for the six months ended July 31, 2019 and 2018, respectively.

Research and development

	Three Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Research and development	$4,690	3,179	$1,511	48%

Research and development expense increased $1.5 million to $4.7 million in the three months ended July 31, 2019, as compared to $3.2 million in the three months ended July 31, 2018. The increase resulted primarily from increased compensation to our research and development personnel of $1.2 million and an increase in product management of $0.3 million.

Stock compensation incurred related to research and development expense was $0.2 million and $0.06 million for the three months ended July 31, 2019 and 2018, respectively.

	Six Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Research and development	$8,989	6,287	$2,702	43%

Research and development expense increased $2.7 million to $9.0 million in the six months ended July 31, 2019, as compared to $6.3 million in the six months ended July 31, 2018. The increase resulted primarily from increased compensation to our research and development personnel of $2.2 million and an increase in product management of $0.5 million.

Stock compensation incurred related to research and development expense was $0.3 million and $0.1 million for the six months ended July 31, 2019 and 2018, respectively.

General and administrative

	Three Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
General and administrative	$7,420	$4,650	$2,770	60%

29

General and administrative expense increased $2.8 million to $7.4 million in the three months ended July 31, 2019, as compared to $4.7 million in the three months ended July 31, 2018. The increase resulted primarily from increases in accounting and tax fees, stock compensation expense, salaries, and insurance for coverage obtained for operating as a public company.

Stock compensation incurred related to general and administrative expense was $1.0 million and $0.1 million for the three months ended July 31, 2019 and 2018, respectively.

	Six Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
General and administrative	$13,665	$9,578	$4,087	43%

General and administrative expense increased $4.1 million to $13.7 million in the six months ended July 31, 2019, as compared to $9.6 million in the six months ended July 31, 2018. The increase resulted primarily from increases in accounting and tax fees, stock compensation expense, salaries, and insurance for coverage obtained for operating as a public company.

Stock compensation incurred related to general and administrative expense was $1.3 million and $0.2 million for the six months ended July 31, 2019 and 2018, respectively.

Depreciation

	Three Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Depreciation	$2,136	$1,777	$359	20%

Depreciation expense increased $0.4 million to $2.1 million in the three months ended July 31, 2019, as compared to $1.8 million in the three months ended July 31, 2018. The increase was attributable to PhreesiaPad, Arrivals Stations and data center depreciation.

	Six Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Depreciation	$4,291	$3,549	$742	21%

Depreciation expense increased $0.7 million to $4.3 million in the six months ended July 31, 2019, as compared to $3.5 million in the six months ended July 31, 2018. The increase was attributable to PhreesiaPad, Arrivals Stations and data center depreciation.

Amortization

	Three Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Amortization	$1,279	$963	$316	33%

Amortization expense increased $0.3 million to $1.3 million in the three months ended July 31, 2019, as compared to $1.0 million in the three months ended July 31, 2018. The increase was due to increased capitalized internal use software development costs as well as the amortization of intangibles

	Six Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Amortization	$2,498	$1,876	$622	33%

Amortization expense increased $0.6 million to $2.5 million in the six months ended July 31, 2019, as compared to $1.9 million in the six months ended July 31, 2018. The increase was due to increased capitalized internal use software development costs as well as the amortization of intangibles.

Other income (expense)

	Three Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Other income (expense)	$327	$139	$188	135%

Other income (expense) consists primarily of foreign currency-related gains for the three months ended July 31, 2019.

	Six Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Other Income (expense)	$(817)	$(36)	$(781)	2176%

The six months ended July 31, 2019 includes a loss recognized on extinguishment of debt of $1.0 million, offset by foreign currency-related losses.

Change in fair value of warrant liability

	Three Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Change in fair value of warrant liability	$(2,884)	$(593)	$(2,291)	386%

The change in fair value of warrant liability increased $2.3 million, to $2.9 million in the three months ended July 31, 2019, as compared to $0.6 million in the three months ended July 31, 2018. The increase resulted primarily from an increase in the valuation of our preferred stock. The warrants outstanding after our IPO are equity classified.

	Six Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Change in fair value of warrant liability	$(3,307)	$(884)	$(2,423)	274%

The change in fair value of warrant liability increased $2.4 million, to $3.3 million in the six months ended July 31, 2019, as compared to $0.9 million in the six months ended July 31, 2018. The increase resulted primarily from an increase in the valuation of our preferred stock. The warrants outstanding after our IPO are equity classified.

Interest income (expense)

	Three Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Interest income (expense)	$(745)	$(884)	$138	(16%)

Interest income (expense) decreased $0.1 million to ($0.7 million) in the three months ended July 31, 2019, as compared to ($0.9 million) in the three months ended July 31, 2018 primarily attributable to debt refinancing in February 2019 which resulted in a lower interest rate.

	Six Months Ended July 31,
(in thousands)	2019	2018	$ Change	% Change
Interest income (expense)	$(1,549)	$(1,732)	$182	(11%)

Interest income (expense) decreased $0.2 million to ($1.5 million) in the six months ended July 31, 2019, as compared to ($1.7 million) in the six months ended July 31, 2018 primarily attributable to debt refinancing in February 2019 which resulted in a lower interest rate.

Seasonality

Largely due to our focus on the healthcare industry, certain seasonal factors may cause us to record higher revenue in some quarters compared with others. For example, we receive a large increase in payment processing revenue during the first two to three months of the calendar year, primarily due to the resetting of patient deductibles at the beginning of each calendar year. Orders for our life sciences solutions are seasonal, primarily due to the annual spending patterns of our clients. This portion of our sales is usually the highest in the fourth quarter of each calendar year. While we believe we have visibility into the seasonality of our business, our rapid growth rate over the last couple years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

Liquidity and capital resources

Since our inception in 2005 and until the completion of our IPO, we financed our operations primarily through the private sale of preferred stock and from various debt arrangements. In July 2019, we completed our IPO in which we and certain of our selling stockholders sold 10,681,423 shares of common stock at a public offering price of $18.00 per share, resulting in aggregate proceeds to us of approximately $130.8 million, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $6.1 million. As of July 31, 2019 and January 31, 2019, we had cash and cash equivalents of $100.1 million and $1.5 million, respectively. Cash and cash equivalents consist of cash on deposit and held in money market accounts.

We believe that our existing cash and cash equivalents, along with our available financial resources from our credit facility, will be sufficient to meet our needs for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk factors.”

In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

Our credit facility

In February 2019, we entered into a loan and security agreement with Silicon Valley Bank, or the SVB facility, which provides for a secured term loan facility, which is structured as three term loan advances, totaling up to $45.0 million and secured revolving loan credit facility totaling up to $25.0 million. On February 28, 2019, we borrowed $20.0 million as a term loan borrowing and used the proceeds to pay the outstanding principal amount under a loan and security agreement with another lender. Term loan borrowings under the SVB facility accrue interest at a per annum rate equal to the Wall Street Journal prime rate plus 1.50%; provided that, upon demonstrating an Adjusted EBITDA in an aggregate amount of at least $10.0 million for any 12 month period after closing, interest will instead accrue at a per annum rate equal to the Wall Street Journal prime rate plus 0.75%. Revolving loan borrowings under the SVB facility accrue interest at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate minus 0.50% and (ii) 5.00%; provided that, upon demonstrating an Adjusted EBITDA in an aggregate amount of at least $10.0 million for any 12 month period after closing, interest will instead accrue at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate minus 0.75% and (ii) 4.75%. Interest for both term loan and revolving loan borrowings is payable monthly. Principal payments due under the term loan are due in 36 equal monthly installments beginning in March 2021. The maturity date of the agreements, including the revolving credit facility, is five years from the closing date of February 28, 2019, which is February 28, 2024.

Borrowings under the SVB facility are collateralized by substantially all of our assets, excluding intellectual property (which is subject to a negative pledge). We are subject to various financial reporting requirements and financial covenants under the SVB facility, including maintaining minimum revenue levels and a minimum liquidity level. In addition, there are negative covenants restricting certain activities, including incurring indebtedness or liens, encumbering intellectual property, paying dividends or distributions to stockholders, and making certain investments. The loan may be prepaid at any time for an amount equal to the outstanding balance; plus accrued and unpaid interest; plus an amount equal to 2.75% of the original principal amount of all term loan borrowings; plus a prepayment fee of between 1.0% and 3.0%, depending on how much time prior to the maturity date the prepayment is made.

We used a portion of the net proceeds from the IPO to fully repay our revolving line of credit with Silicon Valley Bank, which had an outstanding balance of $17,675,556 as of the closing of the IPO on July 22, 2019. As of July 31, 2019, we had $20.0 million of outstanding borrowings under the SVB facility and $0 outstanding under the revolving line of credit with Silicon Valley Bank.

The following table summarizes our sources and uses of cash for the six months ended July 31, 2019 and 2018:

	Six Months Ended July 31,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$2,585	$945
Net cash used in investing activities	(5,632)	(4,860)
Net cash provided by (used in) financing activities	101,556	(2,159)
Net increase (decrease) in cash and cash equivalents and restricted cash	$98,509	$(6,074)

Operating activities

During the six months ended July 31, 2019, cash provided by operating activities was $2.6 million, principally resulting from our net loss of $14.2 million, adjustments to reconcile net loss of $13.8 million and changes in working capital of $3.0 million. The primary drivers attributable to the changes in working capital include changes in accounts receivable, prepaid expenses and other assets, and deferred revenue of $0.7 million, $3.7 million, and $0.7 million, respectively, offset by changes in accounts payable and accrued expenses of $4.5 million and $3.3 million respectively.

During the six months ended July 31, 2018, cash provided by operating activities was $0.9 million, principally resulting from our net loss of $5.8 million, adjustments to reconcile net loss of $7.2 million and changes in working capital of $0.4 million.

Investing activities

During the six months ended July 31, 2019, cash used in investing activities was $5.6 million, principally resulting from capital expenditures, principally hardware used by clients and purchase of data center equipment of $2.8 million, and capitalized internal-use software costs of $2.9 million.

During the six months ended July 31, 2018, cash used in investing activities was $4.9 million, principally resulting from capital expenditures of $2.4 million and capitalized internal-use software costs of $2.5 million.

Financing activities

During the six months ended July 31, 2019, net cash provided by financing activities was $101.6 million, consisting of $130.8 proceeds from our IPO (net of underwriters’ discounts and commissions), payment of $3.9 million in offering costs, and payment of dividends to holders of our Senior Convertible Preferred Stock in the aggregate amount of $15.0 million paid during the six months ended July 31, 2019. Net cash provided by financing activities was also attributed to the draw down from the new SVB facility in February 2019 of $20.0 million, offset by the use of the proceeds to pay down $21.0 million in principal from prior loans. For the six months ended July 31, 2019, the receipt of $9.9 million in proceeds from our revolving line of credit also contributed to net cash provided by financing activities, which was offset by the full paydown of the remaining line of credit borrowings outstanding of $17.7 million in July 2019.

During the six months ended July 31, 2018, cash used in financing activities was $2.2 million, principally resulting from $1.7 million in payments to capital leases and $0.6 million in payments on principal long-term debt.

Contractual obligations and commitments

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$20,000	$—	$6,111	$13,333	$556
Interest on long-term debt	5,392	1,400	2,469	972	550
Capital lease obligations	4,616	2,318	2,299	—	—
Operating lease obligations	3,592	871	2,721	—	—
Purchase obligations	1,548	1,548	—	—	—

Total	$35,148	$6,137	$13,600	$14,306	$1,106

Our principal commitments consist of long-term debt obligations, interest on long-term debt, and capital lease, operating lease, and purchase obligations. During the three and six months ended July 31, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our final prospectus for our IPO dated as of July 17, 2019 and filed with the SEC pursuant to Rule 424(b) of the Securities Act. For additional information, see Notes 6 and 12(a) to our unaudited financial statements include in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical accounting policies and estimates

Our unaudited financial statements are prepared in accordance with GAAP. The preparation of our unaudited financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2019, as compared to the critical accounting policies and estimates described in our final prospectus for our IPO dated as of July 17, 2019, and filed with the SEC pursuant to Rule 424(b) of the Securities Act. See Note 3 to our unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent accounting pronouncements

See Note 3 to our unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Off-balance sheet arrangements

As of January 31, 2019 and July 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.

Interest Rate Risk

Our cash and cash equivalents consist of cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Foreign Currency Exchange Risks

We have foreign currency risks related to our expenses denominated in Canadian dollars, which are subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. We have engaged in foreign currency hedging transactions to minimize those fluctuations. To date, foreign currency transaction gains and losses have not been material to our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective due to the existence of the material weakness described below.

However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our financial statements as of and for the year ended January 31, 2019, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that we had a material weakness because we did not maintain a sufficient complement of personnel with an appropriate degree of knowledge, experience, and training, commensurate with our accounting and reporting requirements. As a result of the lack of personnel, we had inappropriate segregation of duties throughout several control processes, including the review and approval of manual journal entries. Accordingly, internal controls over our financial statement close process were not designed appropriately to detect a material error in the financial statements in a timely manner.

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management and our audit committee, we plan to hire additional accounting personnel with technical accounting and financial reporting experience and implement improved process level and management review controls. While we intend to implement a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. These improvements to our internal control infrastructure are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weakness in internal control over financial reporting as discussed above. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

Except for continuing to take steps to remediate the material weakness in our internal control over financial reporting as described above, there were no changes in our internal control over financial reporting (as defined by 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 12(b) to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Risk factors

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited consolidated financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of this Quarterly Report on Form 10-Q before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation.

Risks relating to our business and industry

We have experienced net losses in the past and we may not achieve profitability in the future.

We have incurred significant operating losses since our inception. For fiscal 2019 and fiscal 2018 and the six months ended July 31, 2019, we had net losses of $15.1 million, $18.2 million and $14.2 million, respectively, and losses from operations of $9.5 million, $14.6 million and $8.4 million, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop our Platform, develop new solutions and comply with being a public company. We expect to incur significant additional expenses as a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

The healthcare industry is rapidly evolving and the market for technology-enabled services that empower healthcare consumers is relatively immature and unproven. If we are not successful in promoting the benefits of our Platform, our growth may be limited.

The market for our products and services is subject to rapid and significant changes. The market for technology-enabled services that empower healthcare consumers is characterized by rapid technological change, new product and service introductions, increasing patient financial responsibility, consumerism and engagement, the ongoing shift to value-based care and reimbursement models, and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. The market for technology-enabled services that empower healthcare consumers is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption.

In order to remain competitive, we are continually involved in a number of projects to compete with these new market entrants by developing new services, growing our client base and penetrating new markets. Some of these projects include the expansion of our integration capabilities with additional EHR and PM solutions, the expansion of our mobile platform, and the recent roll-out of our cost estimation features. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our clients. Our integration partners may also decide to develop and offer their own patient engagement solutions that are similar to our Platform offerings.

Our success depends on providing high-quality products and services that healthcare providers use to improve clinical, financial and operational performance and which are used and positively received by patients. If we cannot adapt to rapidly evolving industry standards, technology and increasingly sophisticated and varied healthcare provider and patient needs, our existing technology could become undesirable, obsolete or harm our reputation. We must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing products and services and introduce new high-quality products and services that existing clients and potential new clients will want. Our operating results would also suffer if our innovations are not responsive to the needs of our existing clients or potential new clients, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs. If our new or modified product and service innovations are not responsive to the preferences of healthcare providers and their patients, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing clients or be unable to obtain new clients and our results of operations may suffer.

We believe demand for our products and services has been driven in large part by increasing patient responsibility, engagement and consumerism, high deductible health plans and declining reimbursements. According to the American Hospital Association, the shift to value-based reimbursement models requires healthcare provider organizations to manage new challenges related to measurement and reporting, population health management, care coordination and other patient demands, all of which may require additional staff and capabilities. Our ability to streamline the intake process and critical workflows in order to improve provider and staff efficiency and allow for optimal allocation of resources will be critical to our business. Our success also depends to a substantial extent on the ability of our Platform to increase patient engagement, and our ability to demonstrate the value of our Platform to provider clients, patients and life science companies. If our existing clients do not recognize or acknowledge the benefits of our Platform or our Platform does not drive patient engagement, then the market for our products and services might not develop at all, or it might develop more slowly than we expect, either of which could adversely affect our operating results.

In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends and healthcare reform, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.

Finally, our competitors may have the ability to devote more financial and operational resources than we can to developing new technologies and services, including services that provide improved operating functionality, and adding features to their existing service offerings. If successful, their development efforts could render our services less desirable, resulting in the loss of our existing clients or a reduction in the fees we generate from our products and services.

We have grown rapidly in recent periods, and if we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained, including if we experience negative publicity, a strike or other work stoppages that could adversely affect our ability to attract and retain personnel.

A key element of how we manage our growth is our ability to scale our capabilities and satisfactorily implement our solution for our clients’ needs. Our provider clients often require specific features or functions unique to their organizational structure, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solution to our clients in a timely manner. Our success also depends on our ability to satisfactorily integrate our Platform with the PM and EHR systems utilized by our provider clients. If we are unable to address the needs of our provider clients, including by integrating our Platform with the EHR and PM systems of our provider clients, or our provider clients are unsatisfied with the quality of our solution or services, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could adversely affect our business.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. We may also need to make further investments in our technology and automate portions of our solution or services to decrease our costs. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy.

We derive a significant portion of our revenues from our largest clients.

Historically, we have relied on a limited number of clients for a substantial portion of our total revenue and accounts receivable. For fiscal 2019 and the six months ended July 31, 2019, our four largest clients comprised approximately 19% and 16% of our total revenue, respectively. The sudden loss of any of our clients, or the renegotiation of any of our client contracts, could adversely affect our operating results.

Because we rely on a limited number of clients for a significant portion of our revenues, we depend on the creditworthiness of these clients. If the financial condition of our clients declines, our credit risk could increase. Should one or more of our significant clients declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves and net income.

Most of our provider client contracts have an annual term. However, these contracts may be terminated before their term expires for various reasons. For example, after a specified period, certain of these contracts are terminable for convenience by our clients during an initial term and the client has paid a termination fee. The termination fee typically requires the client to pay us the lesser of six months of fees payable under the contract or the total fees payable under the contract for the remainder of the annual term. Certain of our contracts are terminable immediately upon the occurrence of certain events. For example, certain of our life sciences contracts may be terminated by the client immediately following certain actions by the Food and Drug Administration, or FDA. If any of our contracts with our clients is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results.

The growth of our business relies, in part, on the growth and success of our clients and certain revenues from our engagements, which are difficult to predict and are subject to factors outside of our control.

We enter into agreements with our provider clients, under which a significant portion of our fees are variable, including fees which are dependent upon the number of add-on features to the Phreesia Platform subscribed for by our clients and the number of patients utilizing our payment processing tools. If there is a general reduction in spending by healthcare provider organizations on healthcare technology solutions, it may result in a reduction in fees generated from our provider clients or a reduction in the number of add-on features subscribed for by our provider clients. This could lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.

In addition, the number of patients utilizing our payment processing tools, and the amounts those patients pay to their healthcare providers directly for services, is often impacted by factors outside of our control, such as the number of patients with high deductible health plans. Accordingly, revenue under these agreements is uncertain and unpredictable. If the number of patients utilizing our payment systems, or the aggregate amounts paid by such patients directly to their healthcare providers through the Phreesia Platform, were to be reduced by a material amount, such decrease would lead to a decrease in our revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our clients are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our provider clients compete meet the size estimates and growth forecasted, including with respect to number of patients and revenues derived from their healthcare services, the number of patients using our payment processing tools, and the aggregate dollar amount of payments made by patients directly to their healthcare providers through the Phreesia Platform, could fail to grow at similar rates, if at all.

We also generate revenue through fees charged to our life sciences clients by delivering targeted messages to patients who opt-in to such communications. We refer to this service offering as Phreesia Connect. These messages enable life science companies to engage with patients and deliver relevant, targeted messages at the point when they are actively seeking care. The success of Phreesia Connect is driven, in part, by our ability to maintain high patient opt-in rates, the number of newly approved drugs and the success of newly launched drugs, each of which are impacted by factors outside of our control. If there is a reduction in newly approved drugs, or newly launched drugs are not successful, this could negatively affect the ability of our life science clients to deliver relevant, targeted messages to patients who would have otherwise been candidates to receive such drugs, and accordingly may reduce patient opt-in rates. A reduction in patient opt-in rates through Phreesia Connect could lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.

We may potentially compete with our partners, which may adversely affect our business.

Our partners, including our integration partners for EHR and PM solutions, could become our competitors by offering similar services. Some of our partners offer, or may begin to offer, services, including patient intake and engagement services, payment processing tools and targeted patient communication services, in addition to any EHR and PM systems, in the same or similar manner as we do. Although there are many potential opportunities for, and applications of, these services, our partners may seek opportunities or target new clients in areas that may overlap with those that we have chosen to pursue. In such cases we may potentially compete against our partners. Competition from our partners may adversely affect our business and results from operations.

If our existing clients do not continue to renew their contracts with us, renew at lower fee levels or decline to purchase additional applications and services from us, it could have a material adverse effect on our business, financial condition and results of operations.

We expect to derive a significant portion of our revenue from renewal of existing clients’ contracts and sales of additional applications and services to existing clients. As part of our growth strategy, for instance, we have recently focused on expanding our services amongst current clients. As a result, achieving a high client retention rate and selling additional applications and services are critical to our future business, revenue growth and results of operations.

Factors that may affect our retention rate and our ability to sell additional applications and services include, but are not limited to, the following:

•	the price, performance and functionality of our Platform;

•	patient acceptance and adoption of services and utilization of our payment processing tools;

•	the availability, price, performance and functionality of competing solutions;

•	our ability to develop and sell complimentary applications and services;

•	the stability, performance and security of our hosting infrastructure and hosting services;

•	changes in healthcare laws, regulations or trends; and

•	the business environment of our clients.

We typically enter into annual contracts with our clients, which have a stated initial term of one year and automatically renew for one-year subsequent terms. Approximately ninety percent (90%) of our client contracts renew each year. Most of our clients have no obligation to renew their subscriptions for our Platform solution after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients and may decrease our annual revenue. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained. Should any of our clients terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other clients over that same period of time.

Failure to adequately expand our direct sales force will impede our growth.

We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new clients and to manage our existing client base. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer and our growth will be impeded.

We typically incur significant upfront costs in our client relationships, and if we are unable to develop or grow these relationships over time, we are unlikely to recover these costs and our operating results may suffer.

We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our sales cycle for our services can be variable, typically ranging from two to eight months from initial contact to contract execution. During this period, our efforts involve educating our clients and patients about the use, technical capabilities and benefits of our products and services. We do not provide access to the Platform and do not charge fees during this initial sales period. For clients that decide to enter into a contract with us, some of these contracts may provide for a preliminary trial period where a subset of providers from the client is granted access to our Platform for our standard fees. Following any such trial period, we aim to increase the number of providers within the client that utilize the Platform. Accordingly, our operating results depend in substantial part on our ability to deliver a successful client and patient experience and persuade our clients and patients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside our control, could cause our operating results to suffer.

If the estimates and assumptions we use to determine the size of our target market are inaccurate, our future growth rate may be impacted and our business would be harmed.

Market estimates and growth forecasts that we disclose are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of the market for our services may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. Accordingly, any forecasts of market growth that we disclose should not be taken as indicative of our future growth.

The principal assumptions relating to our market opportunity include the number of healthcare providers currently taking appointments, the amount of annual out of pocket consumer spend for healthcare-related professional services, and the amount of annual spend by life sciences companies on digital patient engagement at the point of care. Our market opportunity is also based on the assumption that the strategic approach that our solution enables for our potential clients will be more attractive to our clients than competing solutions.

If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

We are subject to data privacy and security laws and regulations governing our collection, use, disclosure, or storage of personally identifiable information, including personal health information and payment card data, which may impose restrictions on us and our operations and subject us to penalties if we are unable to fully comply with such laws.

As described below, we are required to comply with numerous federal and state laws and regulations governing the collection, use, disclosure, storage and transmission of personally identifiable information, including personal health information, that we may obtain or have access to in connection with the provision of our services. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business.

We are a “Business Associate” as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, and the U.S. Department of Health and Human Services Office of Civil Rights, or OCR, may impose penalties on a Business Associate for a failure to comply with applicable requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the Business Associate knew or should have known of the failure to comply, or whether the Business Associate’s failure to comply was due to willful neglect. Currently, these penalties include civil monetary penalties for violations. However, a single breach incident can result in violations of multiple requirements, resulting in possible penalties in excess of pre-set annual limits. Further, a person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and imprisonment up to one year. The criminal penalties increase to $100,000 and up to five years’ imprisonment if the wrongful conduct involves false pretenses, and to $250,000 and up to 10 years’ imprisonment if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice, or the DOJ, is responsible for criminal prosecutions under HIPAA. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals’ health information. Furthermore, in the event of a breach as defined by HIPAA, the Business Associate may have to comply with specific reporting requirements under HIPAA regulations.

Numerous other federal and state laws may apply that restrict the use and protect the privacy and security of personally identifiable information, as well as employee personal information. These include state medical privacy laws, state social security number protection laws and federal and state consumer protection laws. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our partners and potentially exposing us to additional expense, adverse publicity and liability, any of which could adversely affect our business.

Federal and state consumer protection laws are increasingly being applied by the United States Federal Trade Commission, or FTC, and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. In 2013, we experienced a security breach involving a stolen laptop, which we reported to OCR. Under the HITECH Act, as a Business Associate we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against Business Associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.

There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, including the California Consumer Privacy Act (“CCPA”), which will go into effect January 1, 2020, and while the May 2019 draft version of the regulations include an exception for activities that are subject to HIPAA, we cannot yet determine the impact the CCPA or other such future laws, regulations and standards may have on our business. Future laws, regulations, standards and obligations, and changes in the interpretation of existing laws, regulations, standards and obligations could impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our Platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards and contractual obligations could impair our or our customers’ ability to collect, use or disclose information relating to patients or consumers, which could decrease demand for our Platform offerings, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. In view of new or modified federal or state laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.

In addition to government regulation and the securities laws, we are subject to self-regulatory standards and industry certifications that legally or contractually apply to us. These include the Payment Card Industry Data Security Standards, or PCI-DSS, with which we are currently compliant, and HITRUST certification, which we currently maintain. In the event we fail to comply with the PCI-DSS or fail to maintain our SOC2 or HITRUST certification, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings.

Any failure or perceived failure by us to comply with federal or state laws or regulations, industry standards or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our clients to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our Platform.

Privacy concerns or security breaches relating to our Platform could result in economic loss, damage to our reputation, deterring users from using our products, and expose us to legal penalties and liability.

We collect, process and store significant amounts of data concerning our clients, including data pertaining to personally identifiable information, including health information, of patients received in connection with the utilization of our Platform by patients of our healthcare provider and life science clients. While we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems.

Like all internet services, our service is vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks or similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry. Functions that facilitate interactivity with other internet platforms could increase the scope of access of hackers to user accounts. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products to the satisfaction of our clients and their patients may harm our reputation and our ability to retain existing clients. In 2013, we experienced a security breach, when one of our employees had a laptop containing Protected Health Information (as defined under HIPAA) stolen. This breach did not result in any claims against us, and since this incident, we have implemented policies that prohibit the download and storage of Protected Health Information and adopted a policy of encryption for all company laptops. Although we have in place systems and processes that are designed to protect our data, prevent data loss, disable undesirable accounts and activities on our Platform and prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. If an actual or perceived breach of security occurs to our systems or a third party’s systems, we also could be required to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including notifying users or regulators. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur.

If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients and the patients that they serve and to our ability to attract new clients. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our clients and patients, could make it substantially more difficult for us to attract new clients. Similarly, because our partners often act as references for us with prospective new provider clients, any existing partner that questions the quality of our work or that of our employees could impair our ability to secure additional new clients. If we do not successfully maintain and enhance our reputation and brand recognition with our clients and their patients, our business may not grow and we could lose our relationships with clients, which would harm our business, results of operations and financial condition.

Consolidation in the healthcare industry could have a material adverse effect on our business, financial condition and results of operations.

Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our clients’ organizations may grow. If a client experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as healthcare providers and life science companies consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Finally, consolidation may also result in the acquisition or future development by our healthcare provider and life science clients of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.

The market for our products and services is fragmented, competitive and characterized by rapidly evolving technology standards, client needs and the frequent introduction of new products and services. Our competitors range from smaller niche companies to large, well-financed and technologically-sophisticated entities. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we currently possess.

We compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate our Platform solutions with various PM and EHR systems and other technology. Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage.

Further, in light of these advantages, even if our services are more effective than the product or service offerings of our competitors, current or potential clients might accept competitive products and services in lieu of purchasing our services. In addition to new niche vendors, who offer stand-alone products and services, we also face competition from PM and EHR providers, including those with which we have integration partnerships. PM or EHR providers may have existing systems in place at clients in our target market. These PM and EHR providers may now, or in the future, offer or promise products or services similar to ours, and which offer ease of integration with existing systems and which leverage existing client and vendor relationships.

We also compete on the basis of price. We may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action and financial stress experienced by our clients. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected.

We cannot be certain that we will be able to retain our current clients or expand our client base in this competitive environment. If we do not retain current clients or expand our client base, or if we have to renegotiate existing contracts, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.

We are bound by exclusivity provisions that restrict our ability to enter into certain sales and marketing relationships in order to market and sell our services.

Some of our client contracts include exclusivity or other restrictive clauses. Any contracts with exclusivity or other restrictive provisions may limit our ability to conduct business with certain potential clients. Client contracts with exclusivity or other restrictive provisions may constrain our ability to partner with or provide services to other prospective clients or purchase services from other vendors within certain time periods. Accordingly, these exclusivity clauses may prevent us from entering into long-term relationships with potential clients and could cause our business, financial condition and results of operations to be harmed.

The healthcare regulatory and political framework is uncertain and evolving.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act, or ACA, was adopted, which is a healthcare reform measure that provides healthcare insurance for approximately 30 million additional Americans. The ACA includes a variety of healthcare reform provisions and requirements that became effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, or Tax Act, the remaining provisions of the ACA are also invalid. While the Trump Administration and the Center for Medicare and Medicaid Services, or CMS, have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business. A Fifth Circuit US Court of Appeals hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision is scheduled for July 9. It is not clear what the impact of the outcome of that hearing will have on the ACA and our business.

Further, on February 11, 2019, The U.S. Department of Health and Human Services, or HHS, Office of the National Coordinator for Health Information Technology, or ONC, and CMS proposed complementary new rules to support seamless and secure access, exchange, and use of electronic health information, or EHI, by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The proposed rules are intended to clarify provisions of the 21st Century Cures Act regarding interoperability and “information blocking,” which will create significant new requirements for health care industry participants. Information blocking means activities that are likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI. The proposed ONC rule, if adopted, will create significant new requirements for health care industry participants, and would require certain electronic health record technology to incorporate standardized application programming interfaces, or APIs, to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC would also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the proposed ONC rule implements the information blocking provisions of the Cures Act and proposes seven “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met.

The CMS Proposed Rule focuses on health plans, payors, and health care providers, and proposes measures to enable patients to have both their clinical and administrative information travel with them.

It is unclear whether or when these rules, and others released simultaneously, will be adopted, in whole or in part. If adopted, the rules may benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, but the rules may also make it easier for other similar companies to enter the market, creating increased competition and reducing our market share. It is unclear at this time what the costs of compliance with the proposed rules, if adopted, would be, and what additional risks there may be to our business.

In addition, we are subject to various other laws and regulations, including, among others, the Stark Law relating to self-referrals, anti-kickback laws, antitrust laws and the privacy and data protection laws described below.

If we are unable to obtain, maintain and enforce intellectual property protection for our technology and products or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology and products substantially similar to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

Our business depends on proprietary technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret, copyright laws, confidentiality procedures and contractual provisions to protect our intellectual property rights in our proprietary technology and content. We are pursuing the registration of our trademarks and service marks in the United States. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive and time-consuming. Effective trademark, trade-secret and copyright protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. These measures, however, may not be sufficient to offer us meaningful protection. If we are unable to protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm.

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could result in harm to our ability to compete and reduce demand for our technology and products. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our products and services rely on technologies and software developed by or licensed from third parties. Any disruption or disturbance in such third-party products or services, which we have experienced in the past, could interrupt the operation of our Platform. We may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.

We may also be required to protect our proprietary technology and content in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every location. In addition, effective intellectual property protection may not be available to us in every country, and the laws of some foreign countries may not be as protective of intellectual property rights as those in the United States. Additional uncertainty may result from changes to intellectual property legislation enacted in the United States and elsewhere, and from interpretations of intellectual property laws by applicable courts and agencies. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We believe that the Phreesia brand is critical to the success of our business, and we utilize trademark registration and other means to protect it. Our business would be harmed if we were unable to protect our brand against infringement and its value was to decrease as a result.

The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential partners. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to commercialize our technologies or products in certain relevant countries. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Third parties may initiate legal proceedings alleging that we are infringing or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and results of operations.

Our commercial success depends on our ability to develop and commercialize our services and use our proprietary technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners, our licensees or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products or technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services. We may also have to redesign our products or services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and products may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. We are not currently subject to any claims from third parties asserting infringement of their intellectual property rights. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Assertions by third parties that we violate their intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.

Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.

We may use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop products and services that are similar to or better than ours.

If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary information, the value of our technology and products could be adversely affected.

We may not be able to protect our trade secrets, know-how and other proprietary information adequately. Although we use reasonable efforts to protect this proprietary information and technology, our employees, consultants and other parties may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets, know-how and other proprietary information. We rely, in part, on non-disclosure, confidentiality and invention assignment agreements with our employees, consultants and other parties to protect our trade secrets, know-how and other intellectual property and proprietary information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other proprietary information.

We rely on our third-party vendors and partners to execute our business strategy. Replacing them would be difficult and disruptive to our business. If we are unsuccessful in forming or maintaining such relationships on terms favorable to us, our business may not succeed.

We have entered into contracts with third-party vendors to provide critical services relating to our business, including initial software development and cloud hosting. Some of these third-party vendors utilize employees or consultants located offshore. We also rely on third-party providers to enable automated eligibility and benefits verification through our Platform. We depend on our third-party processing partners to perform payment processing services, which generate almost all of our payments revenue. Our processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business. A number of our processing contracts require us to assume liability for any losses our processing partners may suffer as a result of losses caused by our provider clients and their patients, including losses caused by chargebacks and fraud. Thus, in the event of a significant loss by our processing partners, we may be required to pay-out a large amount of cash in one or two business days following such event and, if we do not have sufficient cash on hand, may be deemed in breach of such contracts. A contractual dispute with our processing partners could adversely impact our revenue. Certain contracts may expire or be terminated, and we may not be able to replicate the associated revenue through a new processing partner relationship for a considerable period of time.

In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. It would be difficult to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. For example, we rely on certain third-party vendors for payment processing services. If these services fail or are of poor quality, our business, reputation and operating results could be harmed.

In addition, we have entered into strategic alliances with providers of EHR and PM solutions, and we intend to pursue such alliances in the future. These strategic alliance agreements are typically structured as commercial and technical partnership agreements, pursuant to which we integrate certain of our Platform solutions into the EHR and PM systems that are utilized by many of our clients, for agreed payments to such integration partners. The success of our business strategy relies, in part, on our ability to form and maintain these alliances with such partners in order to facilitate and permit the integration of our Platform into the EHR and PM systems used by our provider clients and their patients. If providers of EHR or PM solutions amend, terminate or fail to perform their obligations under their strategic alliance agreements with us, our Platform solutions may no longer integrate with the EHR and PM systems of our provider clients, which would materially and adversely affect our business results.

We may also seek new strategic alliances in the future, and we may not be successful in entering into future alliances on terms favorable to us. Any delay in entering into strategic alliances with providers of EHR or PM solutions would likely either delay the development and adoption of our products and services and reduce their competitiveness, or prevent the integration of our product offerings, in each case with respect to healthcare provider organizations that utilize such EHR or PM solutions. Any such delay could adversely affect our business.

We rely on a limited number of third-party suppliers and contract manufacturers to support our products, and a loss or degradation in performance of these suppliers and contract manufacturers could have a negative effect on our business, financial condition and results of operations.

We rely on third-party suppliers and contract manufacturers for the materials and components used to operate our Phreesia Platform and product offerings, and to manufacture and assemble our hardware, including the PhreesiaPad and our on-site kiosks, which we refer to as Arrivals Stations. We rely on a sole supplier, for example, as the manufacturer of our PhreesiaPads and Arrivals Stations, which help drive our business and support our provider, patient processing and life sciences offerings. In connection with these services, our supplier builds new hardware for us and refurbishes and maintains existing hardware.

Any of our other suppliers or third-party contract manufacturers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate or that are required by the market. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components and products in accordance with regulatory requirements and in sufficient quantities for commercialization.

While our suppliers and contract manufacturers have generally met our demand for products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change contract manufacturers due to any change in or termination of our relationships with these third parties, or if our manufacturers are unable to obtain the materials they need to produce our products at consistent prices or at all, (including, without limitation, because of the effect of tariffs or other trade restrictions), we may lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our client relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.

While we believe replacement suppliers and manufacturers exist for all materials, components and services necessary to our systems and the Phreesia Platform, establishing additional or replacement suppliers for any of these materials, components or services, if required, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, may affect the performance of our business or could require that we modify our operations. Even if we are able to find replacement suppliers or third-party contract manufacturers, we will be required to verify that the new supplier or third-party manufacturer maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements.

If our third-party suppliers fail to deliver the required quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the supply of our products to clients and the development of any future products will be delayed, limited or prevented, which could have material adverse effect on our business, financial condition and results of operations.

Any restrictions on our use of, or ability to license, data, or our failure to license data and integrate third-party technologies, could have a material adverse effect on our business, financial condition and results of operations.

We depend upon licenses from third parties for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our products and services. In addition, we obtain a portion of the data that we use from government entities, public records and from our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products. In addition, certain of our products depend on maintaining our data and analytics platform, which is populated with data disclosed to us by healthcare providers, life science companies and their respective patients and other partners with their consent. If these clients, patients or partners revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.

In the future, data providers could withdraw their data from us or restrict our usage for any reason, including if there is a competitive reason to do so, if legislation is passed restricting the use of the data or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. In addition, data providers could fail to adhere to our quality control standards in the future, causing us to incur additional expense to appropriately utilize the data. If a substantial number of data providers were to withdraw or restrict their data, or if they fail to adhere to our quality control standards, and if we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, our ability to provide products and services to our partners would be materially adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.

We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source software. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. If our data suppliers choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.

If we cannot implement our solution for clients or resolve any technical issues in a timely manner, we may lose clients and our reputation may be harmed.

Our clients utilize a variety of data formats, applications and infrastructure and our solution must support our clients’ data formats. Furthermore, the healthcare industry has shifted towards digitalized record keeping, and accordingly, many of our provider clients have developed their own software, or utilize third-party software, for practice management and secure storage of electronic medical records. Our ability to develop and maintain logic-based and scalable technology for patient intake management and engagement and payment processing that successfully integrates with our clients’ software systems for practice management and storage of electronic medical records is critical. If our Platform does not currently support a client’s required data format or appropriately integrate with clients’ systems, then we must configure our Platform to do so, which increases our expenses.

Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our client relationships.

Our clients and patients depend on our support services to resolve any technical issues relating to our solution and services, and we may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our client bases (including healthcare provider organizations and the number of patients that they serve). We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict client and patient demand for technical support services, and if client or patient demand increases significantly, we may be unable to provide satisfactory support services to our clients. Further, if we are unable to address the needs of our clients and their patients in a timely fashion or further develop and enhance our solution, or if a client or patient is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and clients’ or patients’ dissatisfaction with our solution could damage our ability to expand the number of applications and services purchased by such clients. These clients may not renew their contracts, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our client and patient relationships, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective clients. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.

We rely on Internet infrastructure, bandwidth providers, data center providers, other third parties and our own systems for providing services to our clients, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with clients, adversely affecting our brand and our business.

Our ability to deliver our products and services, particularly our cloud-based solutions, is dependent on the development and maintenance of the infrastructure of the Internet and other telecommunications services by third parties. This includes maintenance of a reliable network connection with the necessary speed, data capacity and security for providing reliable Internet access and services and reliable telephone and facsimile services. Our services are designed to operate without interruption in accordance with our service level commitments.

However, we have experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our services, and we may experience more significant interruptions in the future. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our services and prevent or inhibit the ability of our partners to access our services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or negatively impact our relationship with our clients, our business, results of operations and financial condition. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	telecommunications failures;

•	software and hardware errors, failures and crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.

Any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third-party providers’ systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over our third-party suppliers, which increases our vulnerability to problems with services they provide. We have experienced failures by third-party providers’ systems which resulted in a limited interruption of our system, although this failure did not result in any claims against us. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with clients and adversely affect our business and could expose us to third-party liabilities.

Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur. In addition, we cannot provide assurance that we will continue to be able to obtain adequate insurance coverage at an acceptable cost.

The reliability and performance of our Internet connection may be harmed by increased usage or by denial-of-service attacks. The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet-based services.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends, in part, on the skills, working relationships and continued services of our founders, Chaim Indig (Chief Executive Officer) and Evan Roberts (Chief Operating Officer), and senior management team and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do. While we have entered into offer letters or employment agreements with certain of our executive officers, all of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options that vest over time or based on performance. The value to employees of stock options that vest over time or based on performance will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. In addition, volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart. If we are not able to retain any of our key management personnel, our business could be harmed.

We may make future acquisitions and investments which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.

We have in the past acquired, and we may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our products and services, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisitions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition, and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:

•	difficulty integrating the purchased operations, products or technologies and maintaining the quality and security standards consistent with our brand;

•	the need to integrate or implement additional controls, procedures and policies;

•	unanticipated costs or liabilities associated with the acquisition;

•	our inability to comply with the regulatory requirements applicable to the acquired business;

•	substantial unanticipated integration costs;

•	assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition;

•	the loss of key employees, particularly those of the acquired operations;

•	difficulty retaining or developing the acquired business’ customers;

•	adverse effects on our existing business relationships;

•	failure to realize the potential cost savings or other financial benefits or the strategic benefits of the acquisitions, including failure to consummate any proposed or contemplated transaction; and

•	liabilities from the acquired businesses for infringement of intellectual property rights or other claims and failure to obtain indemnification for such liabilities or claims.

Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process. Generally, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations or financial condition. Even if we are successful in completing and integrating an acquired business, the acquired businesses may not perform as we expect or enhance the value of our business as a whole.

We may become subject to litigation, which could have a material adverse effect on our business, financial condition and results of operations.

We may become subject to litigation in the future. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow and per share trading price of our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers.

Our operating results have in the past and may continue to fluctuate significantly and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:

•	the extent to which our services achieve or maintain market acceptance;

•	our ability to introduce new services and enhancements to our existing services on a timely basis;

•	new competitors and the introduction of enhanced products and services from new or existing competitors;

•	the length of our contracting and implementation cycles;

•	the financial condition of our current and potential clients;

•	the ability of our Platform to integrate with the systems, including EHR and PM systems, utilized by our provider clients;

•	changes in client budgets and procurement policies;

•	amount and timing of our investment in research and development activities;

•	technical difficulties or interruptions in our services;

•	our ability to hire and retain qualified personnel, including the rate of expansion of our sales force;

•	changes in the regulatory environment related to healthcare;

•	regulatory compliance costs;

•	the timing, size and integration success of potential future acquisitions; and

•	unforeseen legal expenses, including litigation and settlement costs.

Many of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and should not be relied upon as an indication of future performance.

A significant portion of our operating expense is relatively fixed in nature and planned expenditures are based in part on expectations regarding future revenue. Accordingly, unexpected revenue shortfalls may decrease our margins and could cause significant changes in our operating results from quarter to quarter.

As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.

The sales cycle for our services can be variable, typically ranging from two to eight months from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from one to 24 months from contract execution to completion of implementation. The variability of our sales and implementation cycles are dependent on numerous factors, including the size and complexity of the applicable customer. Some of our new-client set-up projects are complex and require a lengthy delay and significant implementation work, including to educate prospective clients about the uses and benefits of our Platform. Each customer’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort and financial resources implementing our service, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of implementation revenue over the life of the contract. This could harm our future operating results.

After a client contract is signed, we provide an implementation process for the client during which appropriate connections and registrations are established and checked, data is loaded into our Platform system, data tables are set up and practice personnel are given initial training. The length and details of this implementation process vary widely from client to client. Typically, implementation of larger clients takes longer than implementation for smaller clients. Implementation for a given client may be cancelled. Despite the fact that we typically require a deposit in advance of implementation, some clients have cancelled before our service has been started. In addition, implementation may be delayed or the target dates for completion may be extended into the future for a variety of reasons, including to meet the needs and requirements of the customer, because of delays with payer processing and because of the volume and complexity of the implementations awaiting our work. If implementation periods are extended, our revenue cycle will be delayed and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.

These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any period in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.

Certain of our operating results and financial metrics, including the key metrics included in this report, may be difficult to predict as a result of seasonality.

We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our focus on the healthcare industry. For example, with respect to our provider clients, we receive a disproportionate increase in revenue from such clients during the first two to three months of the calendar year relative to the other months of the year, which is driven, in part, by the resetting of patient deductibles at the beginning of each calendar year. Sales for our life sciences solutions are also seasonal, primarily due to the annual spending patterns of our clients. This portion of our sales is usually the highest in the fourth quarter of each calendar year. While we believe we have visibility into the seasonality of our business, our rapid growth rate over the last several years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending January 31, 2021, provide a management report on the internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act.

Prior to our IPO in July 2019, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our financial statements for fiscal 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that we had a material weakness because we did not maintain a sufficient complement of personnel with an appropriate degree of knowledge, experience, and training, commensurate with our accounting and reporting requirements. As a result of the lack of personnel, we had inappropriate segregation of duties throughout several control processes, including the review and approval of manual journal entries. Accordingly, internal controls over our financial statement close process were not designed appropriately to detect a material error in the financial statements in a timely manner. As a result, there were a number of post-close adjustments that were material to the financial statements. This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

To address this material weakness, we are hiring additional accounting personnel and implement process level and management review controls. While we intend to implement a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations.

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

We may be subject to additional tax liabilities in connection with our operations or due to future legislation, each of which could materially impact our financial position and results of operation.

We are subject to federal and state income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. We are now registered in all states that assess sales taxes. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future.

Although we believe our tax practices and provisions are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made, which could materially impact our financial results. Further, any changes in the taxation of our activities, including certain proposed changes in U.S. tax laws, may increase our effective tax rate and adversely affect our financial position and results of operations. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.

Interruption or failure of our information technology and communications systems could impair our ability to effectively deliver our products and services, which could cause us to lose clients and harm our operating results.

Our business depends on the continuing operation of our technology infrastructure and systems. Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles in enhancing our existing software and developing new software, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. In addition, any damage to or failure of our existing systems could result in interruptions in our ability to deliver our products and services. Interruptions in our service could reduce our revenue and profits, and our reputation could be damaged if people believe our systems are unreliable.

Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems and similar events. Any unscheduled interruption in our service would result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of our Platform or slower response times could reduce our clients’ ability to access our Platform, impair our delivery of our products and services and harm the perception of our Platform as reliable, trustworthy and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition and results of operations.

Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. For example, our headquarters is located in the greater New York City area, a region with a history of terrorist attacks and hurricanes. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations. In addition, our clients’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

If our services fail to provide accurate and timely information, or if our content or any other element of our service is associated with errors or malfunctions, we could have liability to clients, providers or patients which could adversely affect our results of operations.

Our software, content and services are used to assist medical groups, health systems and payers with managing the patient intake process and to empower patients and healthcare organizations as they navigate the challenges of an evolving healthcare system. If our software, content or services fail to provide accurate and timely information or are associated with errors or malfunctions, then clients, providers or patients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry and cause demand for our services to decline.

Our proprietary service is utilized in patient intake and engagement and to help healthcare providers better understand patients through medical histories, insurance benefits and socio-economic indicators. If our service fails to provide accurate and timely information, or if our content or any other element of our service is associated with errors or malfunctions, we could have liability to clients, providers or patients.

The assertion of such claims and ensuing litigation, regardless of its outcome could result in substantial cost to us, divert management’s attention from operations, damage our reputation and decrease market acceptance of our services. We attempt to limit by contract our liability for damages and to require that our clients assume responsibility for medical care and approve key system rules, protocols and data. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon patients or may not otherwise protect us from liability for damages.

We maintain general liability and insurance coverage, but this coverage may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims against us. In addition, the insurer might disclaim coverage as to any future claim. One or more large claims could exceed our available insurance coverage.

Our proprietary software may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. It is challenging for us to test our software for all potential problems because it is difficult to simulate the wide variety of computing environments or methodologies that our clients may deploy or rely upon. From time to time we have discovered defects or errors in our software, and such defects or errors can be expected to appear in the future. Defects and errors that are not timely detected and remedied could expose us to risk of liability to clients, providers and patients and cause delays in introduction of new services, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or client satisfaction with our services. If any of these risks occur, they could materially adversely affect our business, financial condition or results of operations.

Our marketing efforts depend significantly on our ability to receive positive references from our existing clients.

Our marketing efforts depend significantly on our ability to call upon our current clients to provide positive references to new potential clients. Given our limited number of long-term clients, the loss or dissatisfaction of any client could substantially harm our brand and reputation, inhibit widespread adoption of our solution and impair our ability to attract new clients and maintain existing clients. Any of these consequences could lower our revenues and have a material adverse effect on our business, financial condition and results of operations.

Our payments platform is a core element of our business. If our payments platform is limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected.

Our payments platform is a core element of our business. For fiscal 2019, our payments platform generated 37% of our total revenue. Our future success depends in large part on the continued growth and development of our payment processing platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop or payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to their healthcare providers through our payments platform, were to be reduced as a result of disruptions in the payment processing industry, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations.

The continued growth and development of our payment processing activities will also depend on our ability to anticipate and adapt to changes in client behavior. For example, client behavior may change regarding the use of credit card transactions, including the relative increased use of cash, crypto-currencies, other emerging or alternative payment methods and credit card systems that we or our processing partners do not adequately support or that do not provide adequate commissions to independent sales organizations such as us. Any failure to timely integrate emerging payment methods (e.g. ApplePay or Bitcoin) into our software, anticipate client behavior changes, or contract with processing partners that support such emerging payment technologies could cause us to lose traction among our subscribers, resulting in a corresponding loss of revenue, in the event such methods become popular among their consumers.

Increases in card network fees and other changes to fee arrangements may result in the loss of clients who use our payment processing services or a reduction in our earnings.

From time to time, card networks, including Visa, Mastercard, American Express and Discover, increase the fees that they charge acquirers, which would be passed down to processors, payment facilitators and merchants. We could attempt to pass these increases along to our clients, but this strategy might result in the loss of clients to competitors who do not pass along the increases. If competitive practices prevent us from passing along the higher fees to our clients in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our earnings.

If we fail to comply with the applicable requirements of card networks, they could seek to fine us, suspend us or terminate our payment facilitator status. If our merchants or sales partners incur fines or penalties that we cannot collect from them, we may have to bear the cost of such fines or penalties.

We provide a payments solution for the secure processing of patient payments. Our payment processing tools can connect to multiple clearinghouses and can also connect directly with patients. We have developed partnerships with primary credit card processors in the United States to facilitate payment processing. For example, we are registered with Visa, Mastercard, American Express, Discover and other card networks as service providers for acquiring member institutions. These card networks set the operating rules and standards with which we must comply. The termination of our status as a certified service provider, a decision by the card networks to exclude payment facilitators or bar us from serving as such, or any changes in network rules or standards, including interpretation and implementation of the operating rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our merchants or partners, could adversely affect our business, financial condition or results of operations.

As such, we and our merchants are subject to card network rules that could subject us or our merchants to a variety of fines or penalties that may be levied by card networks for certain acts or omissions by us. The rules of card networks are set by their boards, which may be influenced by card issuers. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks’ rules or policies to the detriment of non-members including our businesses. If a merchant or sales partner fails to comply with the applicable requirements of card networks, it could be subject to a variety of fines or penalties that may be levied by card networks. If we cannot collect processing fees from the applicable merchant, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us. The termination of our registration, including a card network barring us from acting as a payment facilitator, or any changes in card network rules that would impair our registration, could require us to stop providing payment processing services relating to the affected card network, which would adversely affect our ability to conduct our business.

Our business and growth strategy depend on our ability to maintain and expand a network of provider clients. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain a network of qualified provider clients. If we are unable to recruit and retain healthcare groups and other healthcare professionals, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, healthcare groups and professionals could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our clients and the patients that they serve or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with qualified healthcare groups and professionals also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost-effective client contracts may result in a loss of or inability to grow our client base, higher costs, healthcare provider network disruptions, less attractive service for our clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be liable for use of incorrect or incomplete data we provide which could harm our business, financial condition and results of operations.

We store and display data for use by healthcare providers in handling patient intake and engagement, including data regarding personal health information of patients. Our clients, their patients, or third parties provide us with most of this data. If this data is incorrect or incomplete or if we make mistakes in the capture or input of this data, adverse consequences may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our storage and display of health information exposes us to liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain insurance coverage, we cannot be certain that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.

Our services present the potential for embezzlement, identity theft or other similar illegal behavior by our employees or subcontractors with respect to third parties.

Among other things, our services involve handling payments from patients for many of our clients, and this frequently includes original checks and/or credit card information. Even in those cases in which we do not handle payments, our services also involve the use and disclosure of personal and business information that could be used to impersonate third parties or otherwise gain access to their data or funds. If any of our employees or subcontractors takes, converts or misuses such funds, documents or data, we could be liable for damages, and our business reputation could be damaged or destroyed.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

Any failure to offer high-quality client support services could adversely affect our relationships with our clients and strategic partners and our operating results.

Our clients and patients depend on our support and client education organizations to educate them about, and resolve technical issues relating to, our products and services. We may be unable to respond quickly enough to accommodate short-term increases in client demand for education and support services. Increased client demand for these services, without a corresponding increase in revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reputation of our products and services and business and on positive recommendations from our existing clients. Any failure to maintain high-quality education and technical support, or a market perception that we do not maintain high-quality education support, could adversely affect our reputation, our ability to sell our products and services to existing and prospective clients and our business and operating results.

Our ability to limit our liabilities by contract or through insurance may be ineffective or insufficient to cover our future liabilities.

We attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes or security breaches. Contractual limitations on liability, however, may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages and we are not always able to negotiate meaningful limitations. We maintain liability insurance coverage, including coverage for cyber security and errors and omissions. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time-consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, any of which could materially and adversely affect our reputation and our business.

Changes in laws and regulations relating to interchange fees on payment card transactions would adversely affect our revenue and results of operations.

A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, known as the Durbin Amendment empowered the Federal Reserve Board, or FRB, to establish and regulate a cap on the interchange fees that merchants pay banks for electronic clearing of debit card transactions. The FRB issued a rule, effective October 1, 2011, implementing the Durbin Amendment. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions, and it established a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, limiting the fee revenue to debit card issuers and payment processors. HSA-linked payment cards are currently exempt from the rule, assuming the card is the only means of access to the underlying funds (except when all remaining funds are provided to the cardholder in a single transaction). The FRB is empowered to issue amendments to the rule, or a state or federal legislative body could enact new legislation, which could change the scope of the current rule and the basis upon which interchange rate caps are calculated. To the extent that HSA-linked payment cards and other exempt payment cards used on our Platform (or their issuing banks) lose their exempt status under the current rules or if the current interchange rate caps applicable to other payment cards used on our Platform are reduced, any such amendment, rulemaking, or legislation could impact interchange rates applicable to payment card transactions processed through our Platform. As a result, this could decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of January 31, 2019, we had U.S. federal and state net operating loss carryforwards, or NOLs, of approximately $100 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Act, the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely without expiration. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs.

We recently changed from a December 31 fiscal year-end to a January 31 fiscal year-end. This change will make period-over-period comparisons more difficult in the short-term.

We recently changed our fiscal year-end from December 31 to January 31. Prior to 2019, we reported on a calendar-year basis with a year-end of December 31. We changed our fiscal year-end, effective January 31, 2019, to better align our fiscal calendar with the seasonal nature of our business. There are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. This change to our fiscal year-end may render period-over-period comparisons of our financial results less meaningful during this initial transition period.

The process of implementing a fiscal calendar transition has required and will continue to require us to adjust the processes, data and systems that our management and personnel rely upon to conduct our business operations and provide products and services to our clients. This change to our fiscal year-end, and any errors in our implementation of this change, could adversely impact our business and results of operations.

Economic uncertainties or downturns in the general economy or the industries in which our clients operate could disproportionately affect the demand for our solution and negatively impact our results of operations.

Market volatility and economic uncertainty remain widespread, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. During challenging economic times, our clients and patients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our clients to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. Patients utilizing our payment processing tools may also fail to make such payments on a timely basis or at all. We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

If we or our clients fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we or our clients may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.

As a participant in the healthcare industry, our operations and relationships, and those of our clients, are regulated by a number of federal, state and local governmental entities. The impact of these regulations can adversely affect us even though we may not be directly regulated by specific healthcare laws and regulations. We must ensure that our products and services can be used by our clients in a manner that complies with those laws and regulations. Inability of our clients to do so could affect the marketability of our products and services or our compliance with our client contracts, or even expose us to direct liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations.

A number of federal and state laws, including anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims, apply to healthcare providers and others that make, offer, seek or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and, in some instances, any private program. For example, the federal Anti-Kickback Statute prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, covertly or overtly, in cash or in kind, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. On January 31, 2019, the Department of Health and Human Services, or HHS, and HHS Office of Inspector General, or OIG, proposed an amendment to one of the existing Anti-Kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers, or PBMs, in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for “discounts” from Anti-Kickback enforcement action, and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients, and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it is unclear what effect it would have on our ability to provide certain services to our customers, particularly through Phreesia Connect, what effect it could have on our customers’ businesses, and how this may affect our revenues and business model. On May 10, 2019, the Centers for Medicare and Medicaid Services announced a new pricing transparency rule, which went into effect on July 9, 2019. This final rule requires direct-to-consumer television advertisements for prescription drugs and biological products for which reimbursement is available, directly or indirectly, through or under Medicare or Medicaid to include the list price of that product, except for a prescription drug or biological product that has a list price of less than $35 per month for a 30-day supply or typical course of treatment. The pricing transparency rule could have a negative effect on our business, particularly our Phreesia Connect services.

HIPAA, as amended by HITECH, and their respective implementing regulations, also impose criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors) or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, could cause us to be disqualified from serving clients doing business with government payers and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

There are federal and state laws that forbid the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), in exchange for patient referrals, patient brokering, remuneration of patients or billing based on referrals between individuals and/or entities that have various financial, ownership or other business relationships. In many cases, billing for care arising from such actions is illegal. These limitations can vary widely from state to state, and application of these state laws, the federal anti-inducement law, and the federal prohibition on physician self-referral, known as the Stark Law, is very complex. Any determination by a state or federal regulatory agency that any of our clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other healthcare reimbursement laws and rules. From time to time, participants in the healthcare industry receive inquiries or subpoenas to produce documents in connection with government investigations. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted by these efforts. The occurrence of any of these events could give our clients the right to terminate our contracts with us and result in significant harm to our business and financial condition.

These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, force us to expend significant capital, research and development and other resources to address the failure, invalidate all or portions of some of our contracts with our clients, require us to change or terminate some portions of our business, require us to refund portions of our revenue, cause us to be disqualified from serving clients doing business with government payers, and give our clients the right to terminate our contracts with them, any one of which could have an adverse effect on our business.

The U.S. Food and Drug Administration may in the future determine that our technology solutions are subject to the Federal Food, Drug, and Cosmetic Act and we may face additional costs and risks as a result.

The FDA may promulgate a policy or regulation that affects our products and services. For example, the FDA in future rule-making may consider our technology solution as a medical device. Medical devices are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA. Under the FDCA, medical devices include any instrument, apparatus, machine, contrivance or other similar or related articles that is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease. FDA regulations govern among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution and import and export.

Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us from entering into government contracts and criminal prosecutions. The FDA also has the authority to request repair, replace or refund of the cost of any device.

Potential additional regulation of the disclosure of health information outside the United States may adversely affect our operations and may increase our costs.

Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission and other disclosures of health information. In the future, industry requirements or guidance (e.g., payor requirements), contractual obligations, and/or legislation at both the federal and the state level may limit, forbid or regulate the use or transmission of health information outside of the United States. These developments, if adopted, may render our use of our office in Ottawa, Ontario, Canada, for work related to such data impracticable or substantially more expensive. Alternative means of supporting our clients with the use of such information within the United States may involve substantial delay in implementation and increased cost.

Individuals may claim our text messaging services are not compliant with the Telephone Consumer Protection Act.

The Telephone Consumer Protection Act, or TCPA, is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA’s purview has extended to text messages sent to consumers. We must ensure that our services that leverage text messaging comply with TCPA regulations and agency guidance. While we strive to adhere to strict policies and procedures, the Federal Communications Commission, or FCC, as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our services violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, and could have an adverse effect on our business. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor and manage all risks our business encounters. If our policies and procedures are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could adversely affect our business, financial condition or results of operations.

Our office in Ottawa, Canada is subject to the laws and regulations of the government of Canada and its subdivisions.

Our office in Ottawa, Ontario, Canada is subject to additional laws and regulations by the government of Canada, as well as its provinces. These include Canadian federal and local corporation requirements, restrictions on exchange of funds, employment-related laws and qualification for tax status. If we fail to comply with Canadian laws and regulations, or if the government of Canada or its provinces determines that our corporate actions do not comply with applicable Canadian law, we could face sanctions or fines, which could have a material adverse effect on our business.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our operations are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Risks relating to our indebtedness

In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For fiscal 2019, our net cash used in operating activities was $2.1 million. For the six months ended July 31, 2019, our net cash provided by operating activities was $0.6 million. As of July 31, 2019, we had $100.1 million of cash and cash equivalents, which are held for working capital purposes. As of July 31, 2019, we had $20.0 million of outstanding borrowings under our credit facility and $0 outstanding under our revolving line of credit, with the ability to borrow up to an additional $25.0 million in term loan borrowings and $25.0 million in our revolving line of credit. Borrowings under our credit facility are secured by substantially all of our properties, rights and assets, excluding intellectual property.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•	finance unanticipated working capital requirements;

•	develop or enhance our technological infrastructure and our existing products and services;

•	fund strategic relationships, including joint ventures and co-investments;

•	fund additional implementation engagements;

•	respond to competitive pressures; and

•	acquire complementary businesses, technologies, products or services.

Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. Additional financing may not be available on terms favorable to us, or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

Restrictive covenants in the agreements governing our credit facility may restrict our ability to pursue our business strategies.

The credit agreement governing our credit facility contains certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, create subsidiaries, enter into certain transactions with affiliates, and transfer or dispose of assets as well as financial covenants requiring us to maintain a specified level of recurring revenue growth, a specified maximum funded debt to recurring revenue ratio and a specified amount of minimum liquidity.

Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the loan agreement, which could cause all of the outstanding indebtedness under our credit facility to become immediately due and payable and terminate all commitments to extend further credit. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy.

Despite our outstanding indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We may incur substantial additional indebtedness in the future. Although the agreement governing our credit facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and the indebtedness we can incur in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our substantial leverage would increase.

Risks relating to ownership of our common stock

The trading price of our common stock is likely to be volatile and subject to wide price fluctuations in response to various factors, including:

•	market conditions in the broader stock market in general, or in our industry in particular;

•	actual or anticipated fluctuations in our quarterly financial reports and results of operations;

•	our ability to satisfy our ongoing capital needs and unanticipated cash requirements;

•	indebtedness incurred in the future;

•	introduction of new products and services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	sales of large blocks of our common stock;

•	additions or departures of key personnel;

•	regulatory developments;

•	litigation and governmental investigations;

•	economic and political conditions or events; and

•	our sale of common stock or other securities in the future, as well as the anticipation of lock-up releases.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

The trading market for our common stock is also influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more securities or industry analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more of the analysts who cover us downgrades our common stock or provides more favorable recommendations about our competitors, or if our results of operations do not meet their expectations, our stock price could decline.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of July 31, 2019, we had 35,759,355 shares of common stock outstanding. Our executive officers and directors are subject to lock-up agreements and the Rule 144 holding period requirements. After these lock-up periods have expired, the holding periods have elapsed and, in the case of restricted stock, the shares have vested, additional shares will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

In addition, following the expiration of the lock-up agreements referred to above, certain stockholders will be entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. We also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

Sales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.

Anti-takeover provisions under our incorporation documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•

a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than 75% of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than 75% of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our amended and restated certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware, or the Chancery Court, as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Chancery Court is the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision does not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the choice of forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior July 31st; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. This may make comparison of our financial statements with the financial statements of another public company that is not an emerging growth company, or an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company prior to our IPO in July 2019. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The New York Stock Exchange to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Act was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from their IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

An active public trading market may not develop or be sustained.

The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sales of Unregistered Equity Securities

From April 30, 2019 to July 31, 2019 we issued to our directors, officers and employees (i) restricted stock units for an aggregate 58,589 shares of common stock under our 2018 Stock Option and Grant Plan, as amended, or the 2018 Plan, (ii) options to purchase an aggregate of 189,398 shares of common stock under our 2018 Plan, (iii) an aggregate of 20,049 shares of common stock pursuant to the exercise of stock options under our Amended and Restated 2006 Stock Option and Grant Plan, for cash consideration with aggregate exercise proceeds of $32,357.42, and (iv) an aggregate of 1,762 shares of our common stock pursuant to the exercise of stock options under our 2018 Plan for cash consideration with aggregate exercise proceeds of $8,299.02.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We deemed the grants and exercises of stock options and restricted stock units above as exempt pursuant to Section 4(a)(2) of the Securities Act or to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us. Furthermore, we affixed appropriate legends to the share certificate and instruments issued in each foregoing transaction setting forth that the securities had not been registered and the applicable restrictions on transfer.

(b) Use of Proceeds from Initial Public Offering of Common Stock

We completed our initial public offering, or IPO, pursuant to a Registration Statement on Form S-1 (File No. 333-232264), which was declared effective on July 17, 2019. In the IPO, we issued 7,812,500 shares of common stock at a price of $18.00 per share. In addition, selling stockholders sold 2,868,923 shares of common stock (which included 1,393,229 shares of our common stock that were issued pursuant to the underwriters’ exercise in full of their option to purchase additional shares) at a public offering price of $18.00 per share. The joint book-running managers for the IPO were J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and William Blair & Company, L.L.C. The IPO commenced on July 17, 2019 and did not terminate until the sale of all the shares offered.

We received offering proceeds of $130.8 million from the IPO, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $6.1 million. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than the IPO dividend (as described in the prospectus) and payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of the prospectus. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1*	Seventh Amended and Restated Certificate of Incorporation of the Registrant

3.2*	Amended and Restated Bylaws of Registrant

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.1	2019 Stock Option and Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-232264) filed with the Securities and Exchange Commission on July 8, 2019)

10.2	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-232264) filed with the Securities and Exchange Commission on July 8, 2019)

10.3	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-232264) filed with the Securities and Exchange Commission on July 8, 2019)

10.4	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.5	Amended and Restated Employment Agreement between the Registrant and Chaim Indig (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.6	Amended and Restated Employment Agreement between the Registrant and Evan Roberts (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.7	Amended and Restated Employment Agreement between the Registrant and Thomas Altier (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.8	Amended and Restated Employment Agreement between the Registrant and Charles Kallenbach (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.9	Amended and Restated Employment Agreement between the Registrant and Daniel Nathan (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Secuirties and Exchange Commission on June 21, 2019)

10.10	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHREESIA, INC.

Date: September 10, 2019	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 10, 2019	By:	/s/ Thomas Altier
Thomas Altier
Chief Financial Officer
(Principal Financial and Accounting Officer)