Form 10-Q/A
period 2019-07-31
Phreesia, Inc.
filed 2019-10-10
CIK 1412408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Phreesia, Inc.’s Quarterly Report on Form 10-Q for the period ended July 31, 2019, filed with the Securities and Exchange Commission on September 10, 2019 (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Report provides the financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”), in accordance with the 30-day grace period provided under Regulation S-T for the first quarterly period in which detail tagging is required.

The contents of the Form 10-Q have not otherwise been modified or changed. This Amendment No. 1 to Form 10-Q speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38977) filed with the Securities and Exchange Commission on September 10, 2019)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38977) filed with the Securities and Exchange Commission on September 10, 2019)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.1	2019 Stock Option and Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-232264) filed with the Securities and Exchange Commission on July 8, 2019)

10.2	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-232264) filed with the Securities and Exchange Commission on July 8, 2019)

10.3	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.4	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.5	Amended and Restated Employment Agreement between the Registrant and Chaim Indig (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.6	Amended and Restated Employment Agreement between the Registrant and Evan Roberts (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.7	Amended and Restated Employment Agreement between the Registrant and Thomas Altier (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.8	Amended and Restated Employment Agreement between the Registrant and Charles Kallenbach (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

10.9	Amended and Restated Employment Agreement between the Registrant and Daniel Nathan (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Secuirties and Exchange Commission on June 21, 2019)

10.10	Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-232264) filed with the Securities and Exchange Commission on June 21, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#

This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHREESIA, INC.

Date: October 10, 2019	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 10, 2019	By:	/s/ Thomas Altier
Thomas Altier
Chief Financial Officer
(Principal Financial and Accounting Officer)