Form 10-Q
period 2019-10-31
Phreesia, Inc.
filed 2019-12-10
CIK 1412408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 6, 2019, 35,885,084 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PHREESIA, INC.

FORM 10-Q

For the Quarter Ended October 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of revenue and operating expenses;

•	the rapidly evolving industry and the market for technology-enabled services in healthcare in the United States being relatively immature and unproven;

•	our reliance on a limited number of clients for a substantial portion of our revenue;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	our ability to achieve and grow profitability;

•	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;

•	potentially competing with our customers or partners;

•	our existing clients not renewing their existing contracts with us, renewing at lower fee levels or declining to purchase additional applications from us;

•	failure to adequately expand our direct sales force impeding our growth;

•	our ability to recover the significant upfront costs in our customer relationships;

•	our ability to determine the size of our target market;

•	liability arising from our collection, use, disclosure, or storage of sensitive data collected from or about patients;

•	consolidation in the healthcare industry resulting in loss of clients;

•	the uncertainty of the regulatory and political framework;

•	our ability to obtain, maintain and enforce intellectual property for our technology and products;

•	our inability to protect the confidentiality of our trade secrets impacting the value of our technology;

•	our reliance on third-party vendors, manufacturers and partners to execute our business strategy;

•	our inability to implement our solutions for clients resulting in loss of clients and reputation;

•	our dependency on our key personnel, and our ability to attract, hire, integrate, and retain key personnel;

•	the possibility that we may become subject to future litigation;

•	our future indebtedness;

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Phreesia, Inc.

Unaudited balance sheets (in thousands, except share and per share data)

	October 31, 2019	January 31, 2019
Assets
Current:
Cash and cash equivalents	$91,389	$1,543
Settlement assets	10,384	10,217
Accounts receivable, net of allowance for doubtful accounts of $729 and $517	20,008	16,109
Deferred contract acquisition costs	1,631	1,673
Prepaid expenses	5,287	3,340

Total current assets	$128,699	$32,882
Property and equipment, net of accumulated depreciation and amortization of $34,304 and $27,862	14,364	14,211
Capitalized internal-use software, net of accumulated amortization of $18,266 and $14,621	8,501	7,816
Deferred contract acquisition costs	1,512	1,521
Intangible assets, net of accumulated amortization of $212 and $33	1,258	1,437
Goodwill	251	250
Other assets	1,324	1,145

Total assets	$155,909	$59,262

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current:
Settlement obligations	$10,384	$10,217
Current portion of long-term debt	—	97
Current portion of capital leases	2,413	1,869
Accounts payable	5,949	4,160
Accrued expenses	8,018	5,098
Deferred revenue	5,326	6,488

Total current liabilities	$32,090	$27,929
Long-term debt, net of current portion	19,355	27,918
Capital leases, net of current portion	1,971	2,401
Warrant liability	—	5,498

Total liabilities	$53,416	$63,746

Commitments and contingencies (Note 12)
Redeemable preferred stock:
Senior A redeemable preferred stock, $0.01 par value - 0 and 14,500,000 shares authorized as of October 31, 2019 and January 31, 2019, respectively; 0 and 13,674,365 issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	—	79,311
Series B redeemable convertible preferred stock, $0.01 par value - 0 and 10,820,169 shares authorized as of October 31, 2019 and January 31, 2019, respectively; 0 and 9,197,142 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	—	51,872
Junior convertible preferred stock, $0.01 par value - 0 and 34,000,000 shares authorized as of October 31, 2019 and January 31, 2019, respectively; 0 and 32,746,041 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	—	32,746
Redeemable preferred stock, $0.01 par value - 0 and 44,000,000 shares authorized as of October 31, 2019 and January 31, 2019, respectively; 0 and 42,560,530 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	—	42,561

Total redeemable preferred stock	—	206,490
Stockholders’ Equity (Deficit):
Common stock, $0.01 par value - 500,000,000 and 80,000,000 shares authorized as of October 31, 2019 and January 31, 2019, respectively; 35,872,057 and 1,994,721 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	359	20
Additional paid-in capital	382,951	—
Accumulated deficit	(280,817)	(210,994)

Total stockholders’ equity (deficit)	$102,493	$(210,974)

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)	$155,909	$59,262

See notes to unaudited Financial Statements

Phreesia, Inc.

Unaudited statements of operations

(in thousands, except share and per share data)

	For the three months ended October 31,		For the nine months ended October 31,
	2019	2018	2019	2018
Revenue:
Subscription and related services	$14,606	$10,929	$41,292	$31,391
Payment processing fees	11,559	9,073	34,781	27,478
Life sciences	6,678	4,754	15,895	14,537

Total revenues	32,843	24,756	91,968	73,406
Expenses:
Cost of revenue (excluding depreciation and amortization)	4,388	3,805	12,594	10,632
Payment processing expense	6,902	5,393	20,952	16,309
Sales and marketing	8,348	7,195	24,170	19,971
Research and development	4,774	3,856	13,762	10,144
General and administrative	7,184	4,540	20,849	14,118
Depreciation	2,153	1,966	6,444	5,515
Amortization	1,325	1,037	3,823	2,912

Total expenses	35,074	27,792	102,594	79,601
Operating loss	(2,231)	(3,036)	(10,626)	(6,195)
Other income (expense)	77	203	(740)	167
Change in fair value of warrant liability	—	(611)	(3,307)	(1,496)
Interest income (expense)	(219)	(728)	(1,769)	(2,459)

Total other income (expense)	(142)	(1,136)	(5,816)	(3,788)
Loss before provision for income taxes	(2,373)	(4,172)	(16,442)	(9,983)
Provision for income taxes	(64)	—	(183)	—

Net loss	(2,437)	(4,172)	(16,625)	(9,983)
Preferred stock dividend paid	—	—	(14,955)	—
Accretion of redeemable preferred stock	—	(9,236)	(56,175)	(20,962)

Net loss attributable to common stockholders, basic and diluted	$(2,437)	$(13,408)	$(87,755)	$(30,945)

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(7.02)	$(5.85)	$(26.30)

Weighted-average common shares outstanding, basic and diluted	35,790,951	1,909,858	15,007,247	1,176,833

See notes to unaudited Financial Statements

Phreesia, Inc.

Unaudited statements of redeemable preferred stock and stockholders’ equity (deficit)

(in thousands, except share and per share data)

	Redeemable Preferred Stock									Stockholders Deficit
	Series A		Series B		Junior Preferred		Redeemable Preferred			Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Total	Shares	Amount	APIC	Deficit	Total
Balance, February 1, 2018	13,674,365	$57,022	9,197,142	$43,962	32,746,041	$32,746	42,560,530	$42,561	$176,291	1,638,331	$16	—	$(167,699)	($167,683)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,224)	(3,224)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	252	—	252
Exercise of stock options	—	—	—	—	—	—	—	—	—	131,560	1	145	—	146
Accretion of redeemable preferred stock	—	1,406	—	1,084	—	—	—	—	2,490	—	—	(397)	(2,093)	(2,490)

Balance, April 30, 2018	13,674,365	$58,428	9,197,142	$45,046	32,746,041	$32,746	42,560,530	$42,561	$178,781	1,769,891	$17	$—	$(173,016)	$(172,999)
Net loss	—	—	—	—	—	—	252.00	—	—	—	—	—	(2,587)	(2,587)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	252	—	252
Exercise of stock options	—	—	—	—	—	—	—	—	—	16,057	—	12	—	12
Accretion of redeemable preferred stock	—	6,961	—	2,275	—	—	—	—	9,236	—	—	(264)	(8,972)	(9,236)

Balance, July 31, 2018	13,674,365	$65,389	9,197,142	$47,321	32,746,041	$32,746	42,560,782	$42,561	$188,017	1,785,948	$17	$—	$(184,575)	$(184,558)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,172)	(4,172)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	447	—	447
Exercise of stock options	—	—	—	—	—	—	—	—	—	158,497	2	164	—	166
Accretion of redeemable preferred stock	—	6,961	—	2,275	—	—	—	—	9,236	—	—	(611)	(8,625)	(9,236)

Balance, October 31, 2018	13,674,365	$72,350	9,197,142	$49,596	32,746,041	$32,746	42,560,782	$42,561	$197,253	1,944,445	$19	$—	$(197,372)	$(197,353)

Balance, February 1, 2019	13,674,365	$79,311	9,197,142	$51,872	32,746,041	$32,746	42,560,530	$42,561	$206,490	1,994,721	$20	—	($210,994)	($210,974)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,695)	(6,695)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	599	—	599
Exercise of stock options	—	—	—	—	—	—	—	—	—	29,798	—	37	—	37
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	833	—	833
Accretion of redeemable preferred stock	—	5,196	—	2,667	—	—	—	—	7,863	—	—	(1,469)	(6,394)	(7,863)

Balance, April 30, 2019	13,674,365	$84,507	9,197,142	$54,539	32,746,041	$32,746	42,560,530	$42,561	$214,353	2,024,519	$20	$—	$(224,082)	$(224,063)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,493)	(7,493)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,467	—	1,467
Exercise of stock options	—	—	—	—	—	—	—	—	—	22,038	—	41	—	41
Accretion of redeemable preferred stock	—	27,510	—	20,802	—	—	—	—	48,312			(1,508)	(46,804)	(48,312)
Payment of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(14,955)	—	(14,955)
Issuance of common stock in initial public offering, net of issuance costs of $6,084	—	—	—		—	—	—	—	—	7,812,500	78	124,619	—	124,697
Conversion of preferred stock into common stock and cancellation of redeemable preferred stock	(13,674,365)	(112,018)	(9,197,142)	(75,341)	(32,746,041)	(32,746)	(42,560,530)	(42,561)	(262,665)	25,311,535	253	262,412	—	262,665
Conversion and exercise of preferred stock warrants into common stock	—	—	—	—	—	—	—	—	—	588,763	6	8,799	—	8,805

Balance, July 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	35,759,355	$357	$380,875	$(278,380)	$102,852
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,437)	(2,437)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,766	—	1,766
Exercise of stock options	—	—	—	—	—	—	—	—	—	59,679	1	365	—	366
Cashless exercise of common stock warrants	—	—	—	—	—	—	—	—	—	53,023	1	1	—	2
Deferred offering costs	—	—	—	—	—	—	—	—	—	—	—	(56)	—	(56)

Balance, October 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	35,872,057	$359	$382,951	$(280,817)	$102,493

See notes to unaudited Financial Statements

Phreesia, Inc.

Unaudited statements of cash flows

(in thousands, except share and per share data)

	Nine months ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,625)	$(9,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,267	8,427
Stock-based compensation expense	3,832	950
Change in fair value of warrants liability	3,307	1,496
Amortization of debt discount	412	579
Loss on extinguishment of debt	1,073	—
Cost of Phreesia hardware purchased by customers	512	—
Deferred contract acquisition costs amortization	1,465	1,179
Changes in operating assets and liabilities
Accounts receivable	(3,899)	(346)
Prepaid expenses and other assets	(2,943)	130
Deferred contract acquisition costs	(1,414)	(1,468)
Accounts payable	1,629	1,208
Accrued expenses	3,098	(145)
Deferred revenue	(1,162)	(359)

Net cash provided by (used in) operating activities	$(448)	$1,668

Cash flows used in investing activities:
Capitalized internal-use software	(4,329)	(3,744)
Purchase of property and equipment	(4,826)	(3,397)
Net cash used in investing activities	$(9,155)	$(7,141)

Cash flows from financing activities:
Proceeds from IPO	$130,781	$—
Proceeds from revolving line of credit	9,876	3,500
Payments of revolving line of credit	(17,676)	(3,500)
Proceeds from term loan	20,000	—
Repayment of term loan	(1,042)	(875)
Repayment of loan payable	(20,000)	—
Payment of preferred stock dividends	(14,955)	—
Payment on capital leases	(1,624)	(1,870)
Debt extinguishment costs	(300)	—
Debt issuance costs	(112)	—
Proceeds from issuance of common stock upon exercise of stock options	445	324
Payment of offering costs	(5,944)	—

Net cash (used in) provided by financing activities	$99,449	$(2,421)

Net increase (decrease) in cash and cash equivalents	89,846	(7,894)
Cash and cash equivalents – beginning of period	1,543	10,503

Cash and cash equivalents – end of period	$91,389	$2,609

Disclosures of additional investing and financing activities:
Supplemental information:
Property and equipment acquisitions through capital leases	$1,738	$2,053
Deferred issuance costs included in accounts payable and accrued expenses	—	—
Purchase of property and equipment included in accounts payable	546	—
Issuance of warrants related to debt	833	—
Cashless exercise of common stock warrants	2,521	—
Cash payments for:
Interest	$1,834	$1,732

See notes to unaudited Financial Statements

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

1. Background and liquidity

(a) Background

Phreesia, Inc. (the Company) is a leading provider of comprehensive solutions that transform the healthcare experience by engaging patients in their care and enabling healthcare provider organizations to optimize operational efficiency, improve profitability and enhance clinical care. Through the SaaS-based Phreesia Platform (the Phreesia Platform), the Company offers healthcare provider organizations a robust suite of solutions to manage the patient intake process and a leading payments solution for secure processing of patient payments. The Company’s Platform also provides life sciences companies with an engagement channel for targeted and direct communication with patients. The Company was formed in May 2005, and has its corporate headquarters in New York, and operations offices in Raleigh, North Carolina and Ottawa, Canada.

(b) Initial public offering

On July 22, 2019, the Company closed its initial public offering (IPO), in which the Company issued and sold 7,812,500 shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of $130,781, after deducting underwriting discounts and commissions of $9,844 but before deducting deferred offering costs of $6,084. In addition to the shares of common stock sold by the Company upon the IPO, certain selling stockholders sold an aggregate of 2,868,923 shares of common stock as part of the IPO.

Upon closing of the IPO, the Company’s outstanding shares of Senior A redeemable convertible preferred stock (Senior A Preferred), Senior B redeemable convertible preferred stock (Senior B Preferred, and together with the Senior A Preferred, the Senior Preferred), and the Junior convertible preferred stock (the Junior Preferred, and together with the Senior Preferred, the Convertible Preferred) automatically converted into shares of common stock and all of the outstanding shares of the Company’s redeemable preferred stock (Redeemable Preferred) were automatically extinguished and cancelled at the closing of the IPO. In addition, the Company’s warrants to purchase shares of Senior Preferred were converted into warrants to purchase shares of the Company’s common stock upon the closing of the IPO. Additionally, 588,763 shares of common stock were issued upon the cashless exercise of common stock warrants (See Note 10). Also, in connection with the IPO, the Company paid $14,955 in dividends to the Senior Preferred stockholders.

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

(d) Liquidity

Since the Company commenced operations, it has not generated sufficient revenue to meet its operating expenses and has continued to incur significant net losses. To date, the Company has primarily relied upon the proceeds from issuances of preferred stock and debt, and most recently with proceeds from the IPO, to fund its operations as well as sales of Company products and services in the normal course of business. Management believes that losses and negative cash flows will continue for at least the next year.

Management believes that the Company’s cash and cash equivalents at October 31, 2019, along with cash generated in the normal course of business, and available borrowing capacity under its February 2019 Credit Facility (See Note 6), are sufficient to fund its operations for at least the next 12 months. The Company will obtain additional financing if needed to successfully implement its long-term strategy. There can be no assurance that additional financing, if needed, can be obtained on terms acceptable to the Company. The ability of the Company to achieve successful operations will depend on, among other things, new business, the retention of customers, and the effectiveness of sales and marketing initiatives. The Company is subject to a number of risks similar to other companies in its stage of business life cycle, including dependence on key individuals, competition in the marketplace, and the need to fund future product and services development.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

2. Basis of presentation

(a) Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and include the accounts of Phreesia, Inc. and its branch operation in Canada.

(b) Fiscal year

The Company’s fiscal year ends on January 31. References to fiscal 2018 and 2019 refer to the fiscal year ended January 31, 2018 and 2019, respectively.

(c) Unaudited interim financial statements

The accompanying financial statements and the related footnote disclosures are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of October 31, 2019 and the results of its operations and its cash flows for the periods ended October 31, 2019 and 2018. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the year ended January 31, 2019.

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

The Company’s customers are primarily physician’s offices located in the United States and pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three and nine months ended October 31, 2019 and 2018.

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

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. The updated guidance for emerging growth companies using the extended transition period is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company is currently evaluating the potential impact of this standard on the Company’s financial statements.

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

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

4. Composition of certain financial statement captions

(a) Accrued expenses

Accrued expenses as of October 31, 2019 and January 31, 2019 are as follows:

	October 31,	January 31,
	2019	2019
Payment processing fees liability	$2,428	$2,267
Commission and bonus	2,653	320
Accrued payment related to acquisition of Vital Score	350	350
Vacation	543	417
Other	2,044	1,744

Total	$8,018	$5,098

(b) Property and equipment

Property and equipment as of October 31, 2019 and January 31, 2019 are as follows:

	Useful Life	October 31,	January 31,
	(years)	2019	2019
PhreesiaPads and Arrivals Stations	3	$26,470	$22,747
Computer equipment	3	17,093	14,338
Computer software	3	2,223	2,166
Hardware development	3	1,024	1,024
Furniture and fixtures	7	683	647
Leasehold improvements	2	1,175	1,151

Total property and equipment		$48,668	$42,073
Less accumulated depreciation and amortization		(34,304)	(27,862)

Property and equipment — net		$14,364	$14,211

Depreciation expense related to property and equipment amounted to $2,153 and $1,966 for the three months ended October 31, 2019 and 2018, respectively. Depreciation expense related to property and equipment amounted to $6,444 and $5,515 for the nine months ended October 31, 2019 and 2018, respectively. Capital lease depreciation, included in depreciation expense, was $1,758 for the nine months ended October 31, 2019.

Assets under capital leases included in computer equipment were $11,973 and $10,235 as of October 31, 2019 and January 31, 2019. Accumulated amortization of assets under capital leases was $7,127 and $5,369 as of October 31, 2019 and January 31, 2019, respectively.

(c) Capitalized internal use software

For the three months ended October 31, 2019 and 2018, the Company capitalized $1,452 and $1,274, respectively, of costs related to the Phreesia Platform. For the nine months ended October 31, 2019 and 2018, the Company capitalized $4,329 and $3,744 of costs related to the Phreesia Platform.

During the three months ended October 31, 2019 and 2018, amortization expense of capitalized internal-use software was $1,266 and $1,037, respectively. During the nine months ended October 31, 2019 and 2018, amortization expense of capitalized internal-use software was $3,645 and $2,912, respectively. As of October 31, 2019 and January 31, 2019, the net book value of the Phreesia Platform was $8,501 and $7,816, respectively.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

(d) Intangible assets

The following presents the details of intangible assets as of October 31, 2019 and January 31, 2019.

	Useful Life	October 31,	January 31,
	(years)	2019	2019
Acquired technology gross carrying value	5	$490	$490
Customer relationship gross carrying value	7	980	980

Total intangible assets		$1,470	$1,470
Less accumulated amortization		(212)	(33)

Net carrying value		$1,258	$1,437

The remaining useful life for acquired technology in years is 4.1 and 4.8 as of October 31, 2019 and January 31, 2019, respectively. The remaining useful life for customer relationships in years is 6.1 and 6.8 as of October 31, 2019 and January 31, 2019, respectively.

Amortization expense associated with intangible assets amounted to $59 and $0 for the three months ended October 31, 2019 and 2018, respectively. Amortization expense associated with intangible assets amounted to $178 and $0 for the nine months ended October 31, 2019 and 2018, respectively.

The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of October 31, 2019:

2020 (Remaining three months)	$60
Years ending January 31,
2021	238
2022	238
2023	238
2024	224
2025 - thereafter	260

Total	$1,258

(e) Deferred offering costs

Deferred offering costs consist primarily of accounting, legal, and other fees related to the Company’s IPO. Prior to the IPO, all deferred offering costs were capitalized in other assets on the accompanying balance sheet. Upon the closing of the IPO on July 22, 2019, $6,084 were recorded in stockholders’ deficit as a reduction of additional paid in capital. An additional $56 in deferred offering costs related to the IPO were recorded in stockholders’ deficit as a reduction of paid in capital during the three months ended October 31, 2019. The Company recorded $540 of deferred offering costs within other assets on the accompanying balance sheet as of January 31, 2019.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

(f) Accounts receivable

Accounts receivable as of October 31, 2019 and January 31, 2019 are as follows:

	October 31,	January 31,
	2019	2019
Billed	$19,759	$15,990
Unbilled	978	636

Total accounts receivable, gross	$20,737	$16,626
Less allowance for doubtful accounts	(729)	(517)

Total accounts receivable	$20,008	$16,109

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

The amount of subscription and related services revenue recorded pursuant to ASC 840 for the leasing of the Company’s self-service intake tablets and onsite kiosks was $1,496 and $1,197 for the three months ended October 31, 2019 and 2018, respectively. The amount of subscription and related services revenues recorded pursuant to ASC 840 for the leasing of the Company’s self-service intake tablets and onsite kiosks was $4,462 and $3,388 for the nine months ended October 31, 2019 and 2018, respectively.

Contract balances

The following table represents a rollforward of contract assets and contract liabilities:

	Contract assets (unbilled accounts receivable)	Contract liabilities (deferred revenue)
January 31, 2019	$636	$6,488
Amount transferred to receivables from contract assets	(576)	—
Contract asset additions	918	—
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(11,168)
Increases due to invoicing prior to satisfaction or performance obligations	—	10,006

October 31, 2019	$978	$5,326

Cost to obtain a contract

The Company capitalizes certain incremental costs to obtain customer contract and amortizes these costs over the life of the contracts. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $491 and $416 for the three months ended October 31, 2019 and 2018, respectively. Amortization expense totaled $1,465 and $1,179 for the nine months ended October 31, 2019 and 2018, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

The following table represents a rollforward of deferred contract acquisition costs:

	October 31,	January 31,
	2019	2019
Beginning balance	$3,194	$2,334
Additions to deferred contract acquisition costs	1,414	2,500
Amortization of deferred contract acquisition costs	(1,465)	(1,640)

Ending balance	3,143	3,194
Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,631	1,673
Deferred contract acquisition costs, non current	1,512	1,521

Total deferred contract acquisition costs	$3,143	$3,194

6. Debt

As of October 31, 2019 and January 31, 2019, the Company had the following outstanding loan balances:

	October 31, 2019	January 31, 2019
Term loan	$20,000	$1,042
Line of credit	—	7,800
Loan payable	—	20,000

Total debt	$20,000	$28,842
Less current maturities	—	(97)
Less deferred financing costs	(983)	(996)
Plus accrued interest	121	—
Plus accrued final payment	217	169

Long term debt, net of current portion	$19,355	$27,918

The Company had a loan facility with a commercial bank that provided for a term loan with an original principal amount of $3,500 and a $10,000 revolving line of credit, which was later increased to $20,000. The term loan was interest only, at a floating per annum rate equal to the Prime Rate as quoted by Wall Street Journal print edition less three-quarters of one percent (0.75%), for 12 months from the date of borrowing followed by 36 monthly payments of principal and interest. The Prime Rate was 5.50% as of January 31, 2019. In addition to principal and interest payments due under the loan facility, the Company was required to make a final payment fee to the lender due upon the earlier of prepayment or maturity of the term loan, which was equal to 5% of the principal balance, or $175 and was paid in connection with the repayment of the term loan. The Company accrued the estimated final payment fee using the effective interest method, with a charge to interest expense of $0 and $6 for the three and nine months ended October 31, 2019 and $7 and $21 for the three and nine months ended October 31, 2018 respectively, over the term loan amortization period. Interest expense related to the term loan was $0 and $23, including amortization of deferred financing costs of $0 and $6, for the three months ended October 31, 2019 and 2018, respectively. Interest expense related to the term loan was $16 and $73, including amortization of deferred financing costs of $5 and $18, for the nine months ended October 31, 2019 and 2018, respectively. For the nine months ended October 31, 2018, the effective interest rate on the term loan was 5.1%. Borrowings under the term loan were repaid in full with the proceeds from the New Loan Agreement that was entered into on February 28, 2019.

Borrowings under the revolving line of credit bore interest at the prime rate plus 1.00% and were limited to the greater of $20,000 or an amount determined pursuant to a borrowing base. The revolving credit facility had a maturity date of November 2019. Borrowings under this facility were collateralized by substantially all of the assets of the Company and the Company was required to comply with certain financial covenants related to this facility. The Company was in compliance with all covenants related to the revolving line of credit as of January 31, 2019 and until the total balance of $17,676 was fully repaid on July 22, 2019 with proceeds from the IPO. Weighted-average borrowings outstanding under the revolving line of credit were $979 and $971 for the nine months ended October 31, 2019 and 2018, respectively. Interest expense under the revolving line of credit was $0 and $42 including amortization of deferred financing costs of $0 and $18, for the three months ended October 31, 2019 and 2018, respectively. Interest expense under the revolving line of credit was $166 and $115 including amortization of deferred financing costs of $13 and $53, for the nine months ended October 31, 2019 and 2018, respectively.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

On November 7, 2016, the Company entered into a 5-year term loan agreement with two third-party lenders in an aggregate original principal amount of $10,000 plus an additional $10,000 that was available through May 31, 2017 (the Loans Payable). The initial advance of $10,000 was drawn down simultaneously with the execution of the agreement and the second advance of $10,000 was drawn down in May 2017. Borrowings under the Loans Payable were subordinated to borrowings under the term loan and revolving line of credit. The outstanding principal amount of the Loans Payable was subject to interest each month at an interest rate equal to 11% per annum with the principal due in 30 equal installments beginning in June 2019. Interest expense related to the Loans Payable was $0 and $498, including amortization of deferred financing costs of $0 and $30, for the three months ended October 31, 2019 and 2018, respectively. Interest expense related to the Loans Payable was $168 and $1,663, including amortization of deferred financing costs of $0 and $89, for the nine months ended October 31, 2019 and 2018, respectively. For three and nine months ended October 31, 2018, the effective interest rate on the Loans Payable was 12.5%. Borrowings under the Loans Payable were repaid in full with proceeds from the New Loan Agreement that was entered into on February 28, 2019.

On February 28, 2019 (the Effective Date), the Company entered into an Amended and Restated Loan and Security Agreement (the New Loan Agreement) that provides for a $20,000 term loan and a revolving credit facility with up to $25,000 of availability. The proceeds from the New Loan Agreement were used to repay in full the term loan, which had a balance of $1,042 as of January 31, 2019 and the $20,000 outstanding under the Loans Payable. The Company is also permitted to borrow an additional $10,000 term loan (the Term Loan B Advance) and, subject to the bank’s approval, another $15,000 (the Term Loan C Advance) prior to February 28, 2020. The term loans under the New Loan Agreement bear interest, which is payable monthly, at a floating rate equal to the bank’s prime rate plus 1.50% until such time that EBITDA reaches a defined level, after which time the interest rate is reduced to the prime plus 0.75%. Principal payments due under the term loans are due in 36 equal monthly installments beginning in March 2021. In addition to principal and interest payments due under the term loans, the Company is required to make a final payment to the lenders due upon the earlier of prepayment or maturity of the term loan, which is equal to 2.75% of the original principal amount. The Company accrues the estimated final payment fee using the effective interest method resulting in a charge to interest expense of $217 for the nine months ended October 31, 2019. In connection with the New Loan Agreement, the Company issued warrants to the lenders to purchase an aggregate of 150,274 shares of common stock at an exercise price of $8.02 per share. The warrants expire in February 2029. The fair value of the warrants of $833 was recorded as a debt discount and is being amortized to interest expense over the term of the new term loan and revolving credit facility. If the Company prepays the term loans prior to their respective scheduled maturities, it will also be required to make prepayment fees to the lenders equal to 3% if prepaid on or before the second anniversary of the Effective Date, 2% if prepaid after the second and on or before the third anniversary of funding or 1% if prepaid after the third anniversary of funding of the principal amounts borrowed. Interest expense related to the term loan under the New Loan Agreement was $386, including amortization of deferred financing fees of $38 for the three months ended October 31, 2019. Interest expense related to the term loan under the New Loan Agreement was $1,046, including amortization of deferred financing fees of $103 for the nine months ended October 31, 2019. For the nine months ended October 31, 2019, the effective interest rate on the term loan was 3.9%.

The Company accounted for the settlement of the Loans Payable and the term loan as a debt extinguishment and recorded an expense of $1,073, which is included in other income (expense), and is comprised of the write-off of $773 of deferred financing costs related to these facilities and a $300 prepayment fee related to the Loans Payable. The modification of the revolving line of credit was accounted for as an insubstantial modification. The Company incurred fees of $112 related to the extinguishment and modification.

Borrowings under the revolving credit facility are subject to a borrowing base equal to 80% of eligible accounts receivable plus a percentage of recurring revenue, as defined, not to exceed $25,000 in the aggregate. The Company has $25,000 of availability as of October 31, 2019. Borrowings under the revolving credit facility bear interest, which is payable monthly, at a floating rate equal to the greater of the bank’s prime rate less 0.50%, or 5.0% until such time that EBITDA reaches a defined level, after which time the interest rate is reduced to the greater of prime less 0.75%, or 4.75%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual fee of $100 per year during the first three years of the facility and then $75 per year in years four and five. Amortization of deferred financing fees under the new loan agreement was $32 for the three months ended October 31, 2019. Interest expense related to the revolving credit facility under the New Loan Agreement was $342, including amortization of deferred financing fees of $84, for the nine months ended October 31, 2019. The Company is required to pay a fee of 0.15% per year for any unused availability and a termination fee of 1.50% if the revolving credit agreement is terminated prior to its scheduled maturity. The revolving credit facility is due five years from the Effective Date, which is February 28, 2024.

The Company’s obligations under the New Loan Agreement are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The New Loan Agreement includes a financial covenant that requires the Company to achieve specified revenue levels, as defined, through January 31, 2020, after which time revenue levels for covenants purposes will be determined by the bank based on the Company’s forecast, subject to certain minimums. The Company is also required to maintain certain liquidity levels, as defined. The Company was in compliance with all covenants related to the New Loan Agreement as of October 31, 2019.

The New Loan Agreement contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business;

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

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

As of October 31, 2019, the Company’s long-term debt is payable as follows:

2020 (Remaining three months)	$—
Year ending January 31,
2021	—
2022	6,111
2023	6,667
2024	6,667
2025 - thereafter	555

Total long-term debt payments	$20,000

7. Common Stock

The Company closed an IPO on July 22, 2019 and filed an Amended and Restated Certificate of Incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.

Upon completion of the IPO, the Company issued and sold 7,812,500 shares of common stock at an issuance price of $18.00 per share resulting in net proceeds of $130,781, after deducting underwriting discounts and commissions. In addition, all outstanding shares of Convertible Preferred stock converted into 25,311,515 shares of common stock (See Note 8) and the Company issued 588,763 shares of common stock as a result of the cashless exercise of warrants (See Note 10). An additional 53,023 shares of common stock were issued as a result of the cashless exercise of warrants as of October 31, 2019 (See Note 10).

8. Preferred stock

Upon completion of the IPO on July 22, 2019, all of the Company’s then outstanding shares of Senior Preferred and Junior Preferred stock automatically converted into an aggregate of 25,311,515 shares of common stock and all of the Company’s then outstanding 42,560,530 shares of redeemable preferred stock were cancelled. As of October 31, 2019, there were no shares of convertible or redeemable preferred stock issued and outstanding.

In connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation became effective, which authorized 20,000,000 shares of undesignated preferred stock with a par value of $0.01 per share.

Preferred stock dividends of $14,955 were paid in connection with the IPO.

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

In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan, which replaced the 2018 Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee to make equity-based incentive awards to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this Plan is 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance will automatically increase on February 1, 2020 and each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). Options granted under the plans have a maximum term of ten years and vest over a period determined by the Board of Directors (generally four years from the date of grant or the commencement of the grantee’s employment with the Company). Options generally vest 25% at the one-year anniversary of grant after which point they generally vest pro rata on a monthly basis.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Effective July 2019, all available shares from expired, terminated, or forfeited awards that remained under the 2006 or 2018 prior stock compensation plans will be available for grant under the 2019 Plan.

In June 2019, the Board of Directors also adopted the Company’s 2019 Employee Stock Purchase Plan (The ESPP), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved under the ESPP is limited to 855,873 shares.

The fair value of stock options is estimated on the date of the grant using the Black-Scholes option pricing model for each of the stock option awards granted. The Company historically has been a private company and lacked company-specific historical and implied volatility information for shares. Accordingly, expected volatility is based on the stock volatility for comparable publicly traded companies. The Company uses the simplified method as described in SEC Staff Accounting Bulletin (SAB) 107 to estimate the expected life of stock options. Forfeitures are recorded when they occur. The risk-free rate is based on the U.S. Treasury yield curve at the time of the grant over the expected term of the stock option grants. The weighted average assumptions are provided below.

	For the three months ended		For the nine months ended
	October 31,	October 31,	October 31,	October 31,
	2019	2018	2019	2018
Risk-free interest rate	1.81%	2.90%	2.18%	2.83%
Expected dividends	None	None	None	None
Expected term (in years)	6.25	6.25	6.25	6.25
Volatility	45.90%	45.00%	45.15%	45.00%
Weighted average fair market value of grants	$12.42	$3.99	$4.99	$3.72

Stock option activity for the nine months ended October 31, 2019 are as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value (in thousands)
Outstanding — January 31, 2019	5,055,505	$2.45
Granted in nine months ended October 31, 2019	1,230,382	$8.78
Exercised	(111,515)	$3.98
Forfeited and expired	(53,627)	$3.38

Outstanding and expected to vest — October 31, 2019	6,120,745	$3.67	6.35	$140,339

Exercisable — October 31, 2019	4,197,481	$2.09	4.84	$103,178
Amount vested in nine months ended October 31, 2019	621,206	$4.03

As of October 31, 2019, there are 2,129,560 shares available for future grant pursuant to the newly adopted 2019 Plan as well as an additional 855,873 shares available for future grant pursuant to the newly adopted ESPP.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at year end and the exercise price, multiplied by the related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended October 31, 2019 and 2018, (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised) was $1,728 and $1,658, respectively.

For the three months ended October 31, 2019 and 2018, the Company recorded stock-based compensation expense for stock options of $809 and $447, respectively. For the nine months ended October 31, 2019 and 2018, the Company recorded stock-based compensation expense for stock options of $2,051, and $950 respectively. As of October 31, 2019, there is $6,975 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 2.98 years.

Incremental expense associated with the modification of stock options during the three and nine months ended October 31, 2019 was $173.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense.

(b) Restricted stock units

On March 25, 2019 and June 20, 2019, the Company issued 390,794 and 58,589 stock units, respectively, to employees and directors that vest based on both a time-based condition and a performance-based condition. Pursuant to the time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years. The performance-based condition is based on a sale of the Company or an IPO, as defined. The restricted stock units expire seven years from the grant date.

Upon completion of the Company’s IPO in July 2019, the Company immediately recognized the fair value of the vested units with the unvested portion recognized over the remaining service period. In addition, in August 2019, the Company approved allowing executive officers the ability to elect to receive all or a portion of the bonus (based on its target bonus opportunity for the last half of the fiscal year) in the form of restricted stock units instead of cash. For such executive officers that elected to receive restricted stock units, such award was granted immediately after such election with a value equal to the portion of the target bonus opportunity that the executive officer elected not to receive in cash, and such award vests based on the achievement of the Company’s pre-defined performance targets. Further, such executive officer may earn up to 200% of the target number of restricted stock units based on actual performance, provided that certain stipulations are met.

The Company issued 4,873 time-based restricted stock units and 72,126 performance-based restricted stock units in August 2019. These time-based restricted stock units are subject to the same four-year vesting period as the previously granted units. The performance-based units, issued to key employees, are subject to the Company’s pre-defined targets. These performance-based units will vest over a six month period.

Restricted stock unit activity for the nine months ended October 31, 2019 are as follows:

Restricted stock units
Balance - January 31, 2019	20,164
Granted	526,382
Forfeited	(22,185)

Balance - October 31, 2019	524,361

For the three and nine months ended October 31, 2019, the Company recognized $957 and $1,781 respectively, in restricted stock unit compensation expense, with $3,779 remaining of total unrecognized compensation costs related to these awards as of October 31, 2019.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

10. Stock warrants

As of October 31, 2019 and January 31, 2019, the following warrants to purchase common and preferred stock were outstanding:

	Number of warrants
Warrants to purchase	October 31, 2019	January 31, 2019	Exercise price Expiration
Senior A Preferred	—	116,232	$2.19	October 1, 2021
Senior A Preferred	—	672,560	$3.00	November 1, 2026
Junior Preferred	—	489,605	$0.01	September 5, 2020
Redeemable Preferred		358,244	$0.01	September 5, 2020

Total preferred stock (liability-classified)	—	1,636,641

Common stock	—	166,952	$2.02	October 21, 2025
Common stock	—	89,459	$3.49	November 1, 2026
Common stock	75,137	—	$8.02	February 28, 2029
Common stock (converted from preferred stock)	153,041	—	$6.59	November 1, 2026

Total common stock (equity-classified)	228,178	256,411

The following table summarizes the activity for the Company’s warrants for the periods presented:

	Common	Preferred
Balance - January 31, 2019	256,411	1,636,641
Granted	150,274	—
Conversion of preferred stock warrants to common stock warrants	581,798	—
Exercised	(760,305)	(1,636,641)

Balance - October 31, 2019	228,178	—

The following table is a reconciliation of the warrant liability measured at fair value:

Warrant Liability
Balance at January 31, 2019	$5,498
Change in fair value of stock warrants nine months ended October 31, 2019	3,307
Conversion of convertible preferred stock warrants	(8,805)

Balance at October 31, 2019	$—

Upon the closing of the IPO in July 2019, the Company’s outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase an aggregate of 581,798 shares of common stock. Upon the conversion, the Company reclassified the warrants to equity and recorded the then current value of the warrant liability on the date of reclassification to additional paid-in-capital. In addition, in July 2019, the holders of these converted common stock warrants to purchase an aggregate of 428,757 shares of common stock completed the cashless exercises of the warrants, resulting in the issuance of an aggregate of 428,757 shares of common stock whereby 70,485 shares of common stock were withheld by the Company to pay for the exercise price of the warrants. The remaining converted warrants to purchase 153,041 shares of common stock that were not exercised are included in the total outstanding common stock warrants to purchase common stock of 228,178.

In July and September, the existing common stock warrant holders completed the cashless exercise of the warrants, resulting in the issuance of 256,411 and 75,137 shares of common stock, respectively, whereby 25,919 and 22,114 shares of common stock, respectively, were withheld by the Company to pay for the exercise price of the warrants, and 230,492 and 53,023 shares of common stock were issued, respectively.

11. Fair value measurements

The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce its foreign currency risk. The Company recognizes all derivatives on the balance sheet at fair value based on quotes obtained from financial institutions. The fair value of its foreign currency contracts as of October 31, 2019 and January 31, 2019 was a liability of $24 and $143, respectively, which are included in Accounts payable on the accompanying balance sheet. The fair value of the foreign currency contracts are considered Level 2 in the fair value hierarchy as of October 31, 2019 and January 31, 2019, respectively.

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

The Company used the Black-Scholes option-pricing model, which incorporated weighted-average inputs and assumptions, to value the warrant liability as of January 31, 2019 and as of the date of conversion. As of January 31, 2019, the warrant liability was valued at $5,498 as a non-current liability on the consolidated balance sheet. The following assumptions were used in valuing the warrant liability:

The Black-Scholes Method and the following weighted-average inputs and assumptions was utilized to determine the fair value of the warrants as of January 31, 2019, pre-stock split:

	January 31, 2019
	Series A Preferred	Junior Preferred	Redeemable Preferred
Estimated fair value of preferred stock	$5.80	$4.88	$0.01
Exercise price	$2.88	$0.01	$0.01
Remaining term (in years)	7.01	1.60	1.60
Risk-free interest rate	2.6%	2.5%	2.5%
Expected volatility	45.1%	45.1%	45.1%
Dividend yield	0.0%	0.0%	0.0%

The Black Scholes Method and following assumptions were used to measure the fair market value of the warrant liability upon the conversion date:

	Series A Preferred	Junior Preferred
Estimated fair value of preferred stock	$18.00	$18.00
Exercise price	$6.33	$0.01
Remaining term (in years)	6.55	1.13
Risk-free interest rate	1.9%	1.9%
Expected volatility	45.9%	45.9%
Dividend yield	0.0%	0.0%

As the Company refinanced all of its debt on February 28, 2019 (See Note 6), it believes that the face value of its outstanding debt at October 31, 2019 and January 31, 2019 approximates fair value.

The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the nine months ended October 31, 2019 and 2018.

The Company’s cash and cash equivalents includes money market funds which is measured at fair value. The Company consider these investments within Level 1 of the fair value hierarchy.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

12. Commitments and contingencies

(a) Operating and capital leases

The Company leases its office premises in New York, North Carolina, and Ottawa under operating leases which expire on various dates through August 2022. The Company recognizes rent expense under such arrangements on a straight-line basis. Rent expense under such operating leases amounted to $462 and $453 for the three months ended October 31, 2019 and 2018, respectively. Rent expense under such operating leases amounted to $1,373 and $1,350 for the nine months ended October 31, 2019 and 2018, respectively.

As of October 31, 2019, the aggregate minimum net rental payments for non-cancelable operating leases and firmly committed contracts are as follows:

2020 (Remaining three months)	$443
Year ending January 31,
2021	1,824
2022	819
2023	464

Total operating lease payments	$3,550

During the nine months ended October 31, 2019 and in prior years, the Company entered into several capital leases for equipment and software. The leases are for 30-36 month periods. As of October 31, 2019, the minimum lease payments are as follows:

2020 (Remaining three months)	$611
Year ending January 31,
2021	2,404
2022	1,621
2023	200
Total capital lease payments	$4,836

Less amounts representing interest	(452)

Total capital lease payments, net of interest	4,384

Less current portion	(2,413)

Total capital lease payments, net of interest and current portion	$1,971

Interest expense related to capital leases was $64 and $78 for the three months ended October 31, 2019 and 2018, respectively. Interest expense related to capital leases was $215 and $190 for the nine months ended October 31, 2019 and 2018, respectively.

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

13. Income taxes

The effective tax rate is 0% and 0% in the nine months ended October 31, 2019 and 2018, respectively. The difference between the U.S. Statutory rate of 21% and the effective tax rate is primarily due to the change in valuation allowance. The Company has recorded a full valuation allowance against its deferred tax assets at October 31, 2019 and January 31, 2019.

Phreesia, Inc.

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

14. Net loss per share attributable to common stockholders

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended October 31,		Nine months ended October 31,
	2019	2018	2019	2018
Numerator:
Net loss	$(2,437)	$(4,172)	$(16,625)	$(9,983)
Preferred stock dividend paid	—	—	(14,955)	—
Accretion of redeemable convertible preferred stock to redemption value	—	(9,236)	(56,175)	(20,962)

Net loss attributable to common stockholders	$(2,437)	$(13,408)	$(87,755)	$(30,945)

Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	35,790,951	1,909,858	15,007,247	1,176,833

Net loss attributable to common stockholders	$(0.07)	$(7.02)	$(5.85)	$(26.30)

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

	October 31,	October 31,
	2019	2018
Redeemable convertible preferred stock (as-converted to common stock)	—	25,311,535
Stock options to purchase common stock and restricted stock units	6,645,106	5,094,108
Warrants to purchase convertible preferred stock	—	581,798
Warrants to purchase common stock	228,178	256,411

	6,873,284	31,243,853

15. Related party transactions

The Company recognized revenue totaling approximately $1,223 and $1,115 from an affiliate of a stockholder of the Company for the three months ended October 31, 2019 and 2018, respectively. The Company recognized revenue totaling approximately $4,098 and $3,693 from an affiliate of a stockholder of the Company for the nine months ended October 31, 2019 and 2018, respectively. Accounts receivable from the affiliate totaled approximately $1,277 and $598 as of October 31, 2019 and January 31, 2019, respectively.

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

Overview

We are a leading provider of comprehensive solutions that transform the healthcare experience by engaging patients in their care and enabling healthcare provider organizations to optimize operational efficiency, improve profitability and enhance clinical care. As evidenced in industry survey reports from KLAS, a healthcare information technology and insights company, we have been recognized as a leader based on our integration capabilities with healthcare provider organizations, the broad adoption of our patient intake functionalities and by overall client satisfaction. Through the SaaS-based Phreesia Platform, we offer our provider clients a robust suite of solutions to manage the patient intake process and an integrated payments solution for secure processing of patient payments. Our Platform also provides life sciences companies with an engagement channel for targeted and direct communication with patients. In the three months ended October 31, 2019 and 2018, our Platform processed $463.0 million and $358.0 million in patient payments, respectively, which represents a $105.0 million, or 29% increase in patient payments processed through our Platform. Additionally, in the nine months ended October 31, 2019 and 2018, our Platform processed $1,388.2 million and $1,076.3 million in patient payments, respectively, which represents a $311.9 million, or 29% increase in patient payments processed through our Platform.

We serve an array of healthcare provider organizations of all sizes ranging from single-specialty practices, which include internal and family medicine, urology, dermatology and orthopedics, to large, multi-specialty groups. Our life sciences business additionally serves clients in the pharmaceutical, biotechnology and medical device industries.

We derive revenue from (i) subscription fees from healthcare provider organizations for access to the Phreesia Platform and related professional services fees and other services, (ii) payment processing fees based on levels of patient payment volume processed through the Phreesia Platform, and (iii) fees from life science companies to deliver patient engagement content to patients using the Phreesia Platform. We have strong visibility into our business as the majority of our revenue is derived from recurring subscription fees and re-occurring payment processing fees.

We market and sell our products and services to provider clients throughout the United States using a direct sales organization divided into several highly targeted and coordinated teams, which are concentrated in Raleigh, North Carolina, New York, New York and Ottawa, Canada. Our demand generation team develops content and identifies prospects that our sales development team researches and qualifies to generate high-grade, actionable sales programs. Our direct sales force executes on these qualified sales programs, partnering with client services to ensure prospects are educated on the breadth of our capabilities and demonstrable value proposition, with the goal of attracting and retaining clients and expanding their use of our Platform over time. Most of our Platform solutions are contracted pursuant to annual, auto-renewing agreements. Our sales typically involve competitive processes and sales cycles have, on average, varied in duration from two months to eight months, depending on the size of the potential client. In addition, through Phreesia University (Phreesia’s in-house training program), events, client conferences and webinars, we help our provider clients optimize their businesses and, as a result, support client retention.

Since our inception, we have not marketed or sold our products internationally. Accordingly, all of our revenue from historical periods has come from the United States, and our current strategy is to continue to focus our sales efforts solely within the United States.

Our revenue growth has been entirely organic and reflects our addition of new provider clients and increased revenue from existing clients. Our total revenue increased $8.1 million to $32.8 million in the three months ended October 31, 2019 from $24.8 million in the three months ended October 31, 2018, representing an increase of approximately 33%. Our total revenue increased $18.6 million to $92.0 million in the nine months ended October 31, 2019 from $73.4 million in the nine months ended October 31, 2018, representing an increase of approximately 25%. For the three months ended October 31, 2019 and 2018, our net loss was $2.4 million and $4.2 million, respectively, and Adjusted EBITDA was positive $3.0 million and positive $0.4 million, respectively. For the nine months ended October 31, 2019 and 2018, our net loss was $16.6 million and $10.0 million, respectively, and Adjusted EBITDA was positive $3.5 million and positive $3.2 million, respectively. For the three months ended October 31, 2019 and 2018, cash used in operating activities was $3.0 million and cash provided by operating activities was $0.7 million, respectively, and free cash flow was negative $6.6 million and negative $1.6 million, respectively. For the nine months ended October 31, 2019 and 2018, cash used in operating activities was $0.4 million and cash provided by operating activities was $1.7 million, respectively, and free cash flow was negative $9.6 million and negative $5.5 million, respectively. For a reconciliation of Adjusted EBITDA to net loss and free cash flow to cash (used in) provided by operating activities and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Key Metrics:
Provider clients (average over period)	1,573	1,503	1,560	1,472
Average revenue per provider client	$16,637	$13,308	$48,768	$39,990
Patient payment volume (in millions)	$463	$358	$1,388	$1,076

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

•

Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; or (3) tax payments that may represent a reduction in cash available to us; (4) net interest expense (income); and

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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, unaudited)	2019	2018	2019	2018
Net loss	$(2,437)	$(4,172)	$(16,625)	$(9,983)
Interest (income) expense, net	219	728	1,769	2,459
Depreciation and amortization	3,478	3,003	10,267	8,427
Stock-based compensation expense	1,766	447	3,832	950
Change in fair value warrant liability	—	611	3,307	1,496
Income tax provision	64	—	183	—
Other (income) expense, net	(77)	(203)	740	(167)

Adjusted EBITDA	$3,013	$414	$3,473	$3,182

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

The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2019	2018	2019	2018
Net cash provided by (used in) operating activities	$(3,032)	724	$(448)	$1,668
Less:
Purchases of property and equipment	(2,071)	(1,006)	(4,826)	(3,397)
Capitalized internal-use software	(1,452)	(1,274)	(4,329)	(3,744)

Free cash flow	$(6,555)	$(1,556)	$(9,603)	$(5,473)

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

•

Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed on credit and debit cards on the Phreesia Platform through our payment facilitator model. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented roughly 83% of our total patient payment volume in the three months ended October 31, 2019. The remainder of our patient payment volume for the three months ended October 31, 2019 was composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions, for which we are not paid a processing fee.

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

•	Interest income. Interest income consists of interest earned on our cash and cash equivalent balances. Interest income has not been material to our operations to date.

•	Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations as well as amortization of discounts and deferred financing costs.

The following table summarizes the results of our operations for the periods presented:

	Three Months Ended October 31,			Nine Months Ended October 31,
(in thousands)	2019	2018	% Change	2019	2018	% Change
Revenue
Subscription and related services	$14,606	$10,929	34%	$41,292	$31,391	32%
Payment processing fees	11,559	9,073	27%	34,781	27,478	27%
Life sciences	6,678	4,754	40%	15,895	14,537	9%

Total revenue	$32,843	$24,756	33%	$91,968	$73,406	25%
Expenses
Cost of revenue (excluding depreciation and amortization)	4,388	3,805	15%	12,594	10,632	18%
Payments processing expense	6,902	5,393	28%	20,952	16,309	28%
Sales and marketing	8,348	7,195	16%	24,170	19,971	21%
Research and development	4,774	3,856	24%	13,762	10,144	36%
General and administrative	7,184	4,540	58%	20,849	14,118	48%
Depreciation	2,153	1,966	10%	6,444	5,515	17%
Amortization	1,325	1,037	28%	3,823	2,912	31%

Total expenses	$35,074	$27,792	26%	$102,594	$79,601	29%
Operating loss	$(2,231)	$(3,036)	(27%)	$(10,626)	$(6,195)	72%
Other income (expense)
Other income (expense)	77	203	(62%)	(740)	167	(543%)
Change in fair value of warrant liability	—	(611)	(100%)	(3,307)	(1,496)	121%
Interest income (expense)	(219)	(728)	(70%)	(1,769)	(2,459)	(28%)

Total other income (expense)	$(142)	$(1,136)	(88%)	$(5,816)	$(3,788)	54%
Loss before provision for income taxes	$(2,373)	$(4,172)	(43%)	$(16,442)	$(9,983)	65%
Provision for income taxes	(64)	—	—	(183)	—	—

Net loss	$(2,437)	$(4,172)	(42%)	$(16,625)	$(9,983)	67%
Net loss attributable to common stockholders	$(2,437)	$(13,408)	(82%)	$(87,755)	$(30,945)	184%

Comparison of the three and nine months ended October 31, 2019 and 2018

Revenue

	Three Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Revenue	$32,843	$24,756	$8,087	33%

Total revenue increased $8.1 million to $32.8 million in the three months ended October 31, 2019, as compared to $24.8 million in the three months ended October 31, 2018. Revenue from provider clients increased $6.2 million to $26.2 million in the three months ended October 31, 2019, as compared to $20.0 million in the three months ended October 31, 2018. The increase was attributable to both increased subscription and payment processing revenue from new clients and expansion and cross-selling to existing clients. Our subscription and related services revenue from healthcare provider organizations increased $3.7 million to $14.6 million in the three months ended October 31, 2019, as compared to $10.9 million in the three months ended October 31, 2018 due to new provider clients added during the period and the expansion and cross-selling of products and services offered to existing provider clients. Our revenue from patient payments processed through the Phreesia Platform increased $2.5 million to $11.6 million in the three months ended October 31, 2019, as compared to $9.1 million in the three months ended October 31, 2018 due to the increased payment volume from the addition of more provider clients, expansion of existing provider clients and increased patient financial responsibility for their care. Our revenue from life science clients for digital patient engagement increased $1.9 million to $6.7 million in the three months ended October 31, 2019 as compared to $4.8 million in the three months ended October 31, 2018 primarily as a result of an increase in the volume of digital patient engagements.

	Nine Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Revenue	$91,968	73,406	$18,562	25%

Total revenue increased $18.6 million to $92.0 million in the nine months ended October 31, 2019, as compared to $73.4 million in the nine months ended October 31, 2018. Revenue from provider clients increased $17.2 million to $76.1 million in the nine months ended October 31, 2019, as compared to $58.9 million in the nine months ended October 31, 2018. The increase was attributable to both increased subscription and payment revenue from new clients and expansion and cross-selling to existing clients. Our subscription and related services revenue from healthcare provider organizations increased $9.9 million to $41.3 million in the nine months ended October 31, 2019, as compared to $31.4 million in the nine months ended October 31, 2018 due to new provider clients added during the period and increased revenue from the expansion of products and services offered to existing provider clients. Our revenue from patient payments processed through the Phreesia Platform increased $7.3 million to $34.8 million in the nine months ended October 31, 2019, as compared to $27.5 million in the nine months ended October 31, 2018 due to the increased payment volume from the addition of more provider clients, expansion of existing provider clients and increased patient financial responsibility for their care. Our revenue from life science clients for digital patient engagement increased $1.4 million to $15.9 million in the nine months ended October 31, 2019, as compared to $14.5 million in the nine months ended October 31, 2018. The increase was primarily the result of an increase in the volume of digital patient engagements.

Cost of revenue (excluding depreciation and amortization)

	Three Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$4,388	$3,805	$583	15%

Cost of revenue (excluding depreciation and amortization) increased $0.6 million to $4.4 million in the three months ended October 31, 2019, as compared to $3.8 million in the three months ended October 31, 2018. The increase resulted primarily from increases in hardware deployment expenses of $0.2 million and data center hosting of $0.2 million.

Stock compensation incurred related to cost of revenue was $0.05 million and $0 for the three months ended October 31, 2019 and 2018, respectively.

	Nine Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$12,594	$10,632	$1,962	18%

Cost of revenue (excluding depreciation and amortization) increased $2.0 million to $12.6 million in the nine months ended October 31, 2019, as compared to $10.6 million in the nine months ended October 31, 2018. The increase resulted primarily from increases in implementation and hardware deployment expenses of $0.9 million, data center hosting of $0.7 million, and payments to third party partners of $0.2 million.

Stock compensation incurred related to cost of revenue was $0.1 million and $0 for the nine months ended October 31, 2019 and 2018, respectively.

Payment processing expense

	Three Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Payment processing expense	$6,902	$5,393	$1,509	28%

Payments processing expense increased $1.5 million to $6.9 million in the three months ended October 31, 2019, as compared to $5.4 million in the three months ended October 31, 2018. The increase resulted primarily from increases in payment processing volume which resulted in an increase to interchange and assessment expenses, which are the primary components of our payment processing expense.

	Nine Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Payment processing expense	$20,952	$16,309	$4,643	28%

Payments processing expense increased $4.6 million to $21.0 million in the nine months ended October 31, 2019, as compared to $16.3 million in the nine months ended October 31, 2018. The increase resulted primarily from increases in payment processing volume which resulted in an increase to interchange and assessment expenses, which are the primary components of our payment processing expense.

Sales and marketing

	Three Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Sales and marketing	$8,348	$7,195	$1,153	16%

Sales and marketing expense increased $1.2 million to $8.3 million in the three months ended October 31, 2019, as compared to $7.2 million in the three months ended October 31, 2018. The increase was primarily attributable to total compensation increases of $0.6 million and an increase in partner payments of $0.2 million.

Stock compensation incurred related to sales and marketing expense was $0.4 million and $0.07 million for the three months ended October 31, 2019 and 2018, respectively.

	Nine Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Sales and marketing	$24,170	$19,971	$4,199	21%

Sales and marketing expense increased $4.2 million to $24.2 million in the nine months ended October 31, 2019, as compared to $20.0 million in the nine months ended October 31, 2018. The increase was primarily attributable to total compensation increases of $3.0 million and an increase in partner payments of $0.4 million.

Stock compensation incurred related to sales and marketing expense was $0.9 million and $0.2 million for the nine months ended October 31, 2019 and 2018, respectively.

Research and development

	Three Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Research and development	$4,774	$3,856	$918	24%

Research and development expense increased $0.9 million to $4.8 million in the three months ended October 31, 2019, as compared to $3.9 million in the three months ended October 31, 2018. The increase resulted primarily from increased compensation and personnel of $0.4 million and an increase in product management of $0.4 million.

Stock compensation incurred related to research and development expense was $0.2 million and $0.06 million for the three months ended October 31, 2019 and 2018, respectively.

	Nine Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Research and development	$13,762	$10,144	$3,618	36%

Research and development expense increased $3.6 million to $13.8 million in the nine months ended October 31, 2019, as compared to $10.1 million in the nine months ended October 31, 2018. The increase resulted primarily from increased compensation and personnel of $2.7 million and an increase in product management of $0.9 million.

Stock compensation incurred related to research and development expense was $0.5 million and $0.2 million for the nine months ended October 31, 2019 and 2018, respectively.

General and administrative

	Three Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
General and administrative	$7,184	$4,540	$2,644	58%

General and administrative expense increased $2.6 million to $7.2 million in the three months ended October 31, 2019, as compared to $4.5 million in the three months ended October 31, 2018. The increase resulted primarily from increases in accounting and tax fees, stock compensation expense, software fees, and insurance for coverage obtained for operating as a public company.

Stock compensation incurred related to general and administrative expense was $1.0 million and $0.3 million for the three months ended October 31, 2019 and 2018, respectively.

	Nine Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
General and administrative	$20,849	14,118	$6,731	48%

General and administrative expense increased $6.7 million to $20.8 million in the nine months ended October 31, 2019, as compared to $14.1 million in the nine months ended October 31, 2018. The increase resulted primarily from increases in accounting and tax fees, stock compensation expense, software fees, and insurance for coverage obtained for operating as a public company.

Stock compensation incurred related to general and administrative expense was $2.4 million and $0.5 million for the nine months ended October 31, 2019 and 2018, respectively.

Depreciation

	Three Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Depreciation	$2,153	$1,966	$187	10%

Depreciation expense increased $0.2 million to $2.2 million in the three months ended October 31, 2019, as compared to $2.0 million in the three months ended October 31, 2018. The increase was attributable to PhreesiaPad, Arrivals Stations and data center depreciation.

	Nine Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Depreciation	$6,444	$5,515	$929	17%

Depreciation expense increased $0.9 million to $6.4 million in the nine months ended October 31, 2019, as compared to $5.5 million in the nine months ended October 31, 2018. The increase was attributable to PhreesiaPad, Arrivals Stations and data center depreciation.

Amortization

	Three Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Amortization	$1,325	$1,037	$288	28%

Amortization expense increased $0.3 million to $1.3 million in the three months ended October 31, 2019, as compared to $1.0 million in the three months ended October 31, 2018. The increase was due to amortization associated with increased capitalized internal use software development costs as well as the amortization of intangibles.

	Nine Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Amortization	$3,823	2,912	$911	31%

Amortization expense increased $0.9 million to $3.8 million in the nine months ended October 31, 2019, as compared to $2.9 million in the nine months ended October 31, 2018. The increase was due to amortization associated with increased capitalized internal use software development costs as well as the amortization of intangibles.

Other income (expense)

	Three Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Other Income (expense)	$77	$203	$(126)	(62%)

Other income (expense) consists primarily of foreign currency-related gains for the three months ended October 31, 2019.

	Nine Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Other Income (expense)	$(740)	$167	$(907)	(543%)

The nine months ended October 31, 2019 includes a loss recognized on extinguishment of debt of $1.1 million, offset by foreign currency-related gains.

Change in fair value of warrant liability

	Three Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Change in fair value of warrant liability	$—	$(611)	$611	(100%)

The change in fair value of warrant liability decreased $0.6 million, to $0 in the three months ended October 31, 2019, as compared to $0.6 million in the three months ended October 31, 2018. The decrease resulted from the IPO transaction in the second quarter of 2019 which converted all outstanding liability classified warrants to equity classified warrants.

	Nine Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Change in fair value of warrant liability	$(3,307)	$(1,496)	$(1,811)	121%

The change in fair value of warrant liability increased $1.8 million, to $3.3 million in the nine months ended October 31, 2019, as compared to $1.5 million in the nine months ended October 31, 2018. The increase resulted from an increase in the valuation of our preferred stock. The warrants outstanding after our IPO are equity classified.

Interest income (expense)

	Three Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Interest income (expense)	$(219)	$(728)	$509	(70%)

Interest expense decreased $0.5 million to $0.2 million in the three months ended October 31, 2019, as compared to $0.7 million in the three months ended October 31, 2018 primarily attributable to debt refinancing in February 2019 which resulted in a lower interest rate and less debt outstanding in the period.

	Nine Months Ended October 31,
(in thousands)	2019	2018	$ Change	% Change
Interest income (expense)	$(1,769)	$(2,459)	$690	(28%)

Interest expense decreased $0.7 million to $1.8 million in the nine months ended October 31, 2019, as compared to $2.5 million in the nine months ended October 31, 2018 primarily attributable to debt refinancing in February 2019 which resulted in a lower interest rate and less debt outstanding in the period.

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

Liquidity and capital resources

Since our inception in 2005 and until the completion of our IPO, we financed our operations primarily through the private sale of preferred stock and from various debt arrangements. In July 2019, we completed our IPO in which we and certain of our selling stockholders sold 10,681,423 shares of common stock at a public offering price of $18.00 per share, resulting in aggregate proceeds to us of approximately $130.8 million, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $6.1 million. As of October 31, 2019 and January 31, 2019, we had cash and cash equivalents of $91.4 million and $1.5 million, respectively. Cash and cash equivalents consist of cash on deposit and held in money market accounts.

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

Our credit facility

In February 2019, we entered into a loan and security agreement with Silicon Valley Bank, or the SVB facility, which provides for a secured term loan facility, which is structured as three term loan advances, totaling up to $45.0 million and secured revolving loan credit facility totaling up to $25.0 million. On February 28, 2019, we borrowed $20.0 million as a term loan borrowing and used the proceeds to pay the outstanding principal amount under a loan and security agreement with another lender. Term loan borrowings under the SVB facility accrue interest at a per annum rate equal to the Wall Street Journal prime rate plus 1.50%; provided that, upon demonstrating an Adjusted EBITDA in an aggregate amount of at least $10.0 million for any 12 month period after closing, interest will instead accrue at a per annum rate equal to the Wall Street Journal prime rate plus 0.75%. Revolving loan borrowings under the SVB facility accrue interest at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate minus 0.50% and (ii) 5.00%; provided that, upon demonstrating an Adjusted EBITDA in an aggregate amount of at least $10.0 million for any 12 month period after closing, interest will instead accrue at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate minus 0.75% and (ii) 4.75%. Interest for both term loan and revolving loan borrowings is payable monthly. Principal payments due under the term loan are due in 36 equal monthly installments beginning in March 2021. The maturity date of the agreements, including the revolving credit facility, is five years from the closing date of February 28, 2019, which is February 28, 2024. As of October 31, 2019, the Company has $25.0 million of availability under the revolving credit facility.

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

We used a portion of the net proceeds from the IPO to fully repay our revolving line of credit with Silicon Valley Bank, which had an outstanding balance of $17,675,556 as of the closing of the IPO on July 22, 2019. As of October 31, 2019, we had $20.0 million of outstanding borrowings under the SVB facility and $0 outstanding under the revolving line of credit with Silicon Valley Bank.

The following table summarizes our sources and uses of cash for the nine months ended October 31, 2019 and 2018:

	Nine Months Ended October 31,
(in thousands)	2019	2018
Net cash provided by (used in) operating activities	$(448)	$1,668
Net cash used in investing activities	(9,155)	(7,141)
Net cash provided by (used in) financing activities	99,449	(2,421)
Net increase (decrease) in cash and cash equivalents and restricted cash	$89,846	$(7,894)

Operating activities

During the nine months ended October 31, 2019, cash used in operating activities was $0.4 million, principally resulting from our net loss of $16.6 million, adjustments to reconcile net loss of $20.9 million and changes in working capital of $4.7 million. The primary drivers attributable to the changes in working capital include changes in accounts receivable, prepaid expenses and other assets, deferred contract acquisition costs, and deferred revenue of $3.9 million, $2.9 million, $1.4 million, and $1.2 million, respectively, offset by changes in accounts payable and accrued expenses of $1.6 million and $3.1 million respectively.

During the nine months ended October 31, 2018, cash provided by operating activities was $1.7 million, principally resulting from our net loss of $10.0 million, adjustments to reconcile net loss of $12.6 million and changes in working capital of $1.0 million.

Investing activities

During the nine months ended October 31, 2019, cash used in investing activities was $9.2 million, principally resulting from capital expenditures, principally hardware used by clients and purchase of data center equipment of $4.8 million and capitalized internal-use software costs of $4.3 million.

During the nine months ended October 31, 2018, cash used in investing activities was $7.1 million, principally resulting from capital expenditures of $3.4 million and capitalized internal-use software costs of $3.7 million.

Financing activities

During the nine months ended October 31, 2019, net cash provided by financing activities was $99.4 million, consisting of $130.8 million proceeds from our IPO (net of underwriters’ discounts and commissions), payment of $5.9 million in offering costs, and payment of dividends to holders of our Senior Convertible Preferred Stock in the aggregate amount of $15.0 million paid during the nine months ended October 31, 2019. Net cash provided by financing activities was also attributed to the draw down from the new SVB facility in February 2019 of $20.0 million, offset by the use of the proceeds to pay down $21.0 million in principal from prior loans. For the nine months ended October 31, 2019, the receipt of $9.9 million in proceeds from our revolving line of credit also contributed to net cash provided by financing activities, which was offset by the full paydown of the remaining line of credit borrowings outstanding of $17.7 million in July 2019.

During the nine months ended October 31, 2018, cash used in financing activities was $2.4 million, principally resulting from $1.9 million in payments to capital leases and $0.9 million in payments on principal long-term debt.

Contractual obligations and commitments

Our principal commitments consist of long-term debt obligations, interest on long-term debt, and capital lease, operating lease, and purchase obligations. During the three and nine months ended October 31, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our final prospectus for our IPO dated as of July 17, 2019 and filed with the SEC pursuant to Rule 424(b) of the Securities Act. For additional information, see Notes 6 and 12(a) to our unaudited financial statements include in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$20,000	$—	$6,111	$13,334	$555
Interest on long-term debt	4,341	350	2,469	972	550
Capital lease obligations	4,384	2,413	1,971	—	—
Operating lease obligations	3,550	443	3,107	—	—
Purchase obligations	1,728	1,728	—	—	—

Total	$34,003	$4,934	$13,658	$14,306	$1,105

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2019, as compared to the critical accounting policies and estimates described in our final prospectus for our IPO dated as of July 17, 2019, and filed with the SEC pursuant to Rule 424(b) of the Securities Act.

Recent accounting pronouncements

See Note 3 to our unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Off-balance sheet arrangements

As of October 31, 2019 and January 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.

Interest Rate Risk

Our cash and cash equivalents consist of cash on deposit and money market funds. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

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

Management’s Plan to Remediate the Material Weakness

With the oversight of senior management and our audit committee, we have hired and will continue hiring additional accounting personnel with technical accounting and financial reporting experience and implement improved process level and management review controls. While we are implementing a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. These improvements to our internal control infrastructure are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weakness in internal control over financial reporting as discussed above. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.

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

We have incurred significant operating losses since our inception. For fiscal 2019 and fiscal 2018 and the nine months ended October 31, 2019, we had net losses of $15.1 million, $18.2 million and $16.6 million, respectively, and losses from operations of $9.5 million, $14.6 million and $10.6 million, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the SaaS-based Phreesia Platform, which we refer to as the Phreesia Platform or our Platform, develop new solutions and comply with being a public company. We expect to incur significant additional expenses as a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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

In order to remain competitive, we are continually involved in a number of projects to compete with these new market entrants by developing new services, growing our client base and penetrating new markets. Some of these projects include the expansion of our integration capabilities with additional electronic health record, or EHR, and practice management, or PM, solutions, the expansion of our mobile platform, and the recent roll-out of our cost estimation features. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our clients. Our integration partners may also decide to develop and offer their own patient engagement solutions that are similar to our Platform offerings.

Our success depends on providing high-quality products and services that healthcare providers use to improve clinical, financial and operational performance and which are used and positively received by patients. If we cannot adapt to rapidly evolving industry standards and technology and increasingly sophisticated and varied healthcare provider and patient needs, our existing technology could become undesirable, obsolete or harm our reputation. We must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing products and services and introduce new high-quality products and services that existing clients and potential new clients will want. Our operating results would also suffer if our innovations are not responsive to the needs of our existing clients or potential new clients, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs.

If our new or modified product and service innovations are not responsive to the preferences of healthcare providers and their patients, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing clients or be unable to obtain new clients and our results of operations may suffer.

We believe demand for our products and services has been driven in large part by increasing patient responsibility, engagement and consumerism, high deductible health plans and declining reimbursements. According to the American Hospital Association, the shift to value-based reimbursement models requires healthcare provider organizations to manage new challenges related to measurement and reporting, population health management, care coordination and other patient demands, all of which may require additional staff and capabilities. Our ability to streamline the intake process and critical workflows in order to improve provider and staff efficiency and allow for optimal allocation of resources will be critical to our business. Our success also depends to a substantial extent on the ability of our Platform to increase patient engagement, and our ability to demonstrate the value of our Platform to provider clients, patients and life sciences companies. If our existing clients do not recognize or acknowledge the benefits of our Platform or our Platform does not drive patient engagement, then the market for our products and services might not develop at all, or it might develop more slowly than we expect, either of which could adversely affect our operating results.

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

Historically, we have relied on a limited number of clients for a substantial portion of our total revenue and accounts receivable. For fiscal 2019 and the nine months ended October 31, 2019, our four largest clients comprised approximately 19% and 16% of our total revenue, respectively. The sudden loss of any of our clients, or the renegotiation of any of our client contracts, could adversely affect our operating results.

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

Most of our provider client contracts have an annual term. However, these contracts may be terminated before their term expires for various reasons. For example, after a specified period, certain of these contracts are terminable for convenience by our clients during an initial term and after the client has paid a termination fee. The termination fee typically requires the client to pay us the lesser of six months of fees payable under the contract or the total fees payable under the contract for the remainder of the annual term. Certain of our contracts are terminable immediately upon the occurrence of certain events. For example, certain of our life sciences contracts may be terminated by the client immediately following certain actions by the Food and Drug Administration, or FDA. If any of our contracts with our clients is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results.

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

In addition, the number of patients utilizing our payment processing tools, and the amounts those patients pay to their healthcare providers directly for services, is often impacted by factors outside of our control, such as the number of patients with high deductible health plans. Accordingly, revenue under these agreements is uncertain and unpredictable. If the number of patients utilizing our payment systems, or the aggregate amounts paid by such patients directly to their healthcare providers through the Phreesia Platform, were to be reduced by a material amount, such decrease would lead to a decrease in our revenue, which could harm our business, financial condition and results of operations. In addition, growth forecasts of our clients are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Even if the markets in which our provider clients compete meet the size estimates and growth forecasted, including with respect to the number of patients and revenues derived from their healthcare services, the number of patients using our payment processing tools, and the aggregate dollar amount of payments made by patients directly to their healthcare providers through the Phreesia Platform, could fail to grow at similar rates, if at all.

We also generate revenue through fees charged to our life sciences clients by delivering targeted messages to patients who opt-in to such communications. We refer to this service offering as Phreesia Connect. These messages enable life sciences companies to engage with patients and deliver relevant, targeted messages at the point when such patients are actively seeking care. The success of Phreesia Connect is driven, in part, by our ability to maintain high patient opt-in rates, the number of newly approved drugs and the success of newly launched drugs, each of which is impacted by factors outside of our control. If there is a reduction in newly approved drugs, or newly launched drugs are not successful, this could negatively affect the ability of our life science clients to deliver relevant, targeted messages to patients who would have otherwise been candidates to receive such drugs, and accordingly may reduce patient opt-in rates. A reduction in patient opt-in rates through Phreesia Connect could lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.

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

We typically enter into annual contracts with our clients, which have a stated initial term of one year and automatically renew for one-year subsequent terms. Approximately 90% of our client contracts renew each year. Most of our clients have no obligation to renew their subscriptions for our Platform solution after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients and may decrease our annual revenue. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained. Should any of our clients terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other clients over that same period of time.

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

Market estimates and growth forecasts that we disclose are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts relating to the size and expected growth of the market for our services may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all. Accordingly, any forecasts of market growth that we disclose should not be taken as indicative of our future growth.

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

There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, including the California Consumer Privacy Act, or CCPA, which will go into effect January 1, 2020. A series of legislative amendments to the CCPA were enacted on October 11, 2019, and the California State Attorney General proposed companion draft regulations on October 10, 2019. While legislation includes an exception for activities that are subject to HIPAA, we cannot yet determine the impact the CCPA or other such future laws, regulations and standards may have on our business. Future laws, regulations, standards and obligations, and changes in the interpretation of existing laws, regulations, standards and obligations could impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our Platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards and contractual obligations could impair our or our customers’ ability to collect, use or disclose information relating to patients or consumers, which could decrease demand for our Platform offerings, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. In view of new or modified federal or state laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.

In addition to government regulation and the securities laws, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards, or PCI-DSS, with which we are currently compliant. We received HITRUST certification in 2017 and are currently seeking a biannual recertification. In the event we fail to comply with the PCI-DSS or fail to maintain our Security Organization Control2, or SOC2, or receive recertification from HITRUST, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings.

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

Privacy concerns or security breaches relating to our Platform could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.

We collect, process and store significant amounts of data concerning our clients, including data pertaining to personally identifiable information, such as health information, of patients received in connection with the utilization of our Platform by patients of our healthcare provider and life sciences clients. While we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems.

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

Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our clients’ organizations may grow. If a client experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as healthcare providers and life sciences companies consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Finally, consolidation may also result in the acquisition or future development by our healthcare provider and life sciences clients of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

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

Further, in light of these advantages, even if our products or services are more effective than the product or service offerings of our competitors, current or potential clients might accept competitive products and services in lieu of purchasing our products or services. In addition to new niche vendors, who offer stand-alone products and services, we also face competition from PM and EHR providers, including those with which we have integration partnerships. PM or EHR providers may have existing systems in place at clients in our target market. These PM and EHR providers may now, or in the future, offer or promise products or services similar to ours, which offer ease of integration with existing systems and leverage existing client and vendor relationships.

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

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act, or ACA, was adopted, which is a healthcare reform measure that provides healthcare insurance for approximately 30 million additional Americans. The ACA includes a variety of healthcare reform provisions and requirements that became effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, or Tax Act, the remaining provisions of the ACA are also invalid. While the Trump Administration and the Center for Medicare and Medicaid Services, or CMS, have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business. A Fifth Circuit US Court of Appeals hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision was conducted on July 9, 2019, but it is unclear when the Court of Appeals will render its decision and it is unclear what impact the decision will have on the ACA and our business.

Further, on February 11, 2019, The U.S. Department of Health and Human Services, or HHS, Office of the National Coordinator for Health Information Technology, or ONC, and CMS proposed complementary new rules to support seamless and secure access, exchange, and use of electronic health information, or EHI, by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The proposed rules are intended to clarify provisions of the 21st Century Cures Act, or Cures Act, regarding interoperability and “information blocking,” which will create significant new requirements for health care industry participants. Information blocking means activities that are likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI. The proposed ONC rule, if adopted, will create significant new requirements for health care industry participants, and would require certain electronic health record technology to incorporate standardized application programming interfaces, or APIs, to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC would also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the proposed ONC rule implements the information blocking provisions of the Cures Act and proposes seven “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met.

The proposed CMS rule focuses on health plans, payors, and health care providers, and proposes measures to enable patients to have both their clinical and administrative information travel with them.

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

Our business depends on proprietary technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret and copyright laws, confidentiality procedures and contractual provisions to protect our intellectual property rights in our proprietary technology and content. We are pursuing the registration of our trademarks and service marks in the United States. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive and time-consuming. Effective trademark, trade-secret and copyright protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. These measures, however, may not be sufficient to offer us meaningful protection. If we are unable to protect our intellectual property and other proprietary rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm.

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

We have entered into contracts with third-party vendors to provide critical services relating to our business, including initial software development and cloud hosting. Some of these third-party vendors utilize employees or consultants located offshore. We also rely on third-party providers to enable automated eligibility and benefits verification through our Platform. We depend on our third-party processing partners to perform payment processing services, which generate almost all of our payments revenue. Our processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business. A number of our processing contracts require us to assume liability for any losses our processing partners may suffer as a result of losses caused by our provider clients and their patients, including losses caused by chargebacks and fraud. Thus, in the event of a significant loss by our processing partners, we may be required to pay-out a large amount of cash in one or two business days following such event and, if we do not have sufficient cash on hand, may be deemed in breach of such contracts. A contractual dispute with our processing partners could adversely impact our revenue. Certain contracts may expire or be terminated, and we may not be able to enter into a new payment processor relationship that replicates the associated revenue for a considerable period of time.

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

We depend upon licenses from third parties for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our products and services. In addition, we obtain a portion of the data that we use from government entities, public records and our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products. In addition, certain of our products depend on maintaining our data and analytics platform, which is populated with data disclosed to us by healthcare providers, life sciences companies and their respective patients and other partners with their consent. If these clients, patients or partners revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.

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

Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process. Generally, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations or financial condition. Even if we are successful in completing and integrating an acquired business, the acquired business may not perform as we expect or enhance the value of our business as a whole.

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

We are subject to federal and state income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. We are now registered in all states that assess sales taxes. Certain jurisdictions may seek to impose additional sales, use, value added or other taxes on us, including for past sales by us, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future.

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

Our payments platform is a core element of our business. For fiscal 2019, our payments platform generated 37% of our total revenue. Our future success depends in large part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to their healthcare providers through our payments platform, were to be reduced as a result of disruptions in the payment processing industry, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations.

The continued growth and development of our payment processing activities will also depend on our ability to anticipate and adapt to changes in client behavior. For example, client behavior may change regarding the use of credit card transactions, including the relative increased use of cash, crypto-currencies, other emerging or alternative payment methods and credit card systems that we or our processing partners do not adequately support or that do not provide adequate commissions to independent sales organizations such as us. Any failure to timely integrate emerging payment methods (e.g. ApplePay or Bitcoin) into our software, anticipate client behavior changes, or contract with payment processing partners that support such emerging payment technologies could cause us to lose traction among our clients, resulting in a corresponding loss of revenue, in the event such methods become popular among their customers.

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

If we fail to comply with the applicable requirements of card networks, they could seek to fine us, suspend us or terminate our payment facilitator status. If our clients or sales partners incur fines or penalties that we cannot collect from them, we may have to bear the cost of such fines or penalties.

We provide a payments solution for the secure processing of patient payments. Our payment processing tools can connect to multiple clearinghouses and can also connect directly with patients. We have developed partnerships with primary credit card processors in the United States to facilitate payment processing, and we are registered with Visa, MasterCard, American Express, Discover and other card networks as service providers for acquiring member institutions. These card networks set the operating rules and standards with which we must comply. The termination of our status as a certified service provider, a decision by the card networks to exclude payment facilitators or bar us from serving as such, or any changes in network rules or standards, including interpretation and implementation of the operating rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our clients or partners, could adversely affect our business, financial condition or results of operations.

As such, we and our clients are subject to card network rules that could subject us or our clients to a variety of fines or penalties that may be levied by card networks for certain acts or omissions by us. The rules of card networks are set by their boards, which may be influenced by card issuers. Many banks directly or indirectly sell processing services to clients in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks’ rules or policies to the detriment of non-members including our businesses. If a client or sales partner fails to comply with the applicable requirements of card networks, it could be subject to a variety of fines or penalties that may be levied by card networks. If we cannot collect processing fees from the applicable client, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us. The termination of our registration, including a card network barring us from acting as a payment facilitator, or any changes in card network rules that would impair our registration, could require us to stop providing payment processing services relating to the affected card network, which would adversely affect our ability to conduct our business.

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

A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, known as the Durbin Amendment empowered the Federal Reserve Board, or FRB, to establish and regulate a cap on the interchange fees that merchants pay banks for electronic clearing of debit card transactions. The final rule implementing the Durbin Amendment established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions, and it established a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, limiting the fee revenue to debit card issuers and payment processors. HSA-linked payment cards are currently exempt from the rule, assuming the card is the only means of access to the underlying funds (except when all remaining funds are provided to the cardholder in a single transaction). The FRB is empowered to issue amendments to the rule, or a state or federal legislative body could enact new legislation, which could change the scope of the current rule and the basis upon which interchange rate caps are calculated. To the extent that HSA-linked payment cards and other exempt payment cards used on our Platform (or their issuing banks) lose their exempt status under the current rules or if the current interchange rate caps applicable to other payment cards used on our Platform are reduced, any such amendment, rulemaking, or legislation could impact interchange rates applicable to payment card transactions processed through our Platform. As a result, this could decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of January 31, 2019, we had U.S. federal and state net operating loss carryforwards, or NOLs, of approximately $100 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Act, the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely without expiration. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have recorded a full valuation allowance related to our NOLs due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

On October 9, 2019, OIG and CMS proposed further modifications to the federal Anti-Kickback Statute and the Physician Self-Referral Law, or the Stark Law. Under the proposed rules, OIG proposes to add safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. CMS also proposed multiple new exceptions and revisions to current exceptions for value-based arrangements under the Stark Law. It is unknown at this time which, if any, of these modifications will go into effect and what effect it will have on our business.

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

There are federal and state laws that forbid the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), in exchange for patient referrals, patient brokering, remuneration of patients or billing based on referrals between individuals and/or entities that have various financial, ownership or other business relationships. In many cases, billing for care arising from such actions is illegal. These limitations can vary widely from state to state, and application of these state laws, the federal anti-inducement law and the Stark Law, is very complex. Any determination by a state or federal regulatory agency that any of our clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

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

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For fiscal 2019, our net cash used in operating activities was $2.1 million. For the nine months ended October 31, 2019, our net cash used in operating activities was $0.4 million. As of October 31, 2019, we had $91.4 million of cash and cash equivalents, which are held for working capital purposes. As of October 31, 2019, we had $20.0 million of outstanding borrowings under our credit facility and $0.0 outstanding under our revolving line of credit, with the ability to borrow up to an additional $25.0 million in term loan borrowings and $25.0 million in our revolving line of credit. Borrowings under our credit facility are secured by substantially all of our properties, rights and assets, excluding intellectual property.

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

Risks relating to ownership of our common stock

The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:

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

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of October 31, 2019, we had 35,872,057 shares of common stock outstanding. Our executive officers and directors and certain of our stockholders are subject to lock-up agreements and the Rule 144 holding period requirements. After these lock-up periods have expired, the holding periods have elapsed and, in the case of restricted stock, the shares have vested, additional shares will be eligible for sale in the public market. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

Additionally, certain of our employees, executive officers, and directors may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, officer, or director when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information, subject to the expiration of lock-up agreements and Rule 144 requirements as referred to above.

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

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Chancery Court will be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision does not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

We are an emerging growth company, as defined in the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior October 31st; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company prior to our IPO in July 2019. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the New York Stock Exchange to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Act was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from their IPOs. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

An active public market may not develop or be sustained.

The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sales of Unregistered Equity Securities

On September 17, 2019, we issued 53,023 shares of our common stock to SVB Financial Group upon the cashless exercise of a warrants to purchase 75,137 shares of our common stock (as adjusted to reflect the 0.4551-for-1 reverse split of our common stock effected on July 3, 2019) at a post-split adjusted exercise price of $8.02 per share, based on a fair market value of $27.25 per share as determined under the terms of such warrant.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe such transaction was exempt from the registration requirements of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, by virtue of Section 4(a)(2) of the Securities Act because the issuance of such securities to the recipients did not involve a public offering. The recipient of the securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with the distribution thereof, and appropriate legends were placed upon the stock certificate issued in this transaction. Such recipient had adequate access, through its relationship with us, to information about us.

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

(c) Issuer Purchases of Equity Securities

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1#	Lease Modification Agreement No. 2, dated as of October 22, 2019, by and between the Registrant and Phoenix Limited Partnership of Raleigh

10.2#	Amendment to Master Software License and Services Agreement, dated as of September 30, 2019, by and between the Registrant and Ascension Health Resource and Supply Management Group, LLC

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
+

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

PHREESIA, INC.

Date: December 10, 2019	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 10, 2019	By:	/s/ Thomas Altier
Thomas Altier
Chief Financial Officer
(Principal Financial Officer)