Form 10-K
period 2020-01-31
Phreesia, Inc.
filed 2020-04-23
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to _

Commission File Number: 001-38977

PHREESIA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2275479
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

432 Park Avenue South, 12th Floor New York, NY	10016
(Address of Principal Executive Offices)	(Zip Code)

(888) 654-7473
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	PHR	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on July 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on such date was approximately $511,181,113. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of April 21, 2020, there were 37,516,058 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our revenue, costs of revenue, operating expenses, and cash flows;
•the rapidly evolving industry and the market for technology-enabled services in healthcare in the United States being relatively immature and unproven;
•our reliance on a limited number of clients for a substantial portion of our revenue;
•our anticipated growth and growth strategies and our ability to effectively manage that growth;
•our ability to achieve and grow profitability;
•the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
•potentially competing with our customers or partners;
•our existing clients not renewing their existing contracts with us, renewing at lower fee levels or declining to purchase additional applications from us;
•failure to adequately expand our direct sales force impeding our growth;
•our ability to recover the significant upfront costs in our customer relationships;
•our ability to determine the size of our target market;
•liability arising from our collection, use, disclosure, or storage of sensitive data collected from or about patients;
•consolidation in the healthcare industry resulting in loss of clients;
•the uncertainty of the regulatory and political framework;
•the impact of the COVID-19 pandemic on our business and our ability to attract, retain and cross-sell to healthcare provider clients;
•our ability to obtain, maintain and enforce intellectual property for our technology and products;
•our inability to protect the confidentiality of our trade secrets impacting the value of our technology;
•our reliance on third-party vendors, manufacturers and partners to execute our business strategy;
•our inability to implement our solutions for clients resulting in loss of clients and reputation;
•our dependency on our key personnel, and our ability to attract, hire, integrate, and retain key personnel;
•the possibility that we may become subject to future litigation;
•our future indebtedness;
•our expectations regarding trends in our key metrics and revenue from subscription fees from our provider clients, payment processing fees and fees charged to our life science clients by delivering targeted messages to patients;

•increased expense associated with being a public company; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those expressed or implied by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We have not independently verified the information contained in such sources.

NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, the terms “Phreesia,” “the Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Phreesia, Inc.

PART I
Item 1. Business
Overview
We are a leading provider of comprehensive solutions that transform the healthcare experience by engaging patients in their care and enabling healthcare provider organizations to optimize operational efficiency, improve profitability and enhance clinical care. As evidenced in industry survey reports from KLAS, an independent healthcare information technology research firm, we have been recognized as a leader based on our integration capabilities with healthcare provider organizations, the broad adoption of our patient intake functionalities and by overall client satisfaction. Through the SaaS-based Phreesia Platform, which we refer to as the Phreesia Platform or our Platform, we offer healthcare provider organizations, or provider clients, a robust suite of solutions to manage the patient intake process and an integrated payments solution for secure processing of patient payments. Our Platform also provides life sciences companies with an engagement channel for targeted and direct communication with patients. In fiscal 2020, we facilitated patient visits in over 1,600 healthcare provider organizations across all 50 states. We define a patient visit as an individual, in-person or telehealth visit to a healthcare provider, which may include multiple visits by the same patient. Additionally, our Platform processed nearly $1.9 billion in patient payments in fiscal 2020.
Patient intake is a complex and time-consuming process involving numerous tasks, including registration, insurance verification, patient questionnaires, patient-reported outcomes, or PROs, payments and scheduling. Inefficiencies during the intake process often result in lower patient and provider satisfaction, wasted time, missed revenue opportunities and diminished health outcomes. Phreesia was founded to revolutionize patient intake and to create a better, more engaging healthcare experience. We have created an integrated and streamlined system that automates data capture and engages patients before, during and after the point of care.
The Phreesia Platform manages the end-to-end patient intake process and encompasses a comprehensive range of services, including initial patient contact, registration, appointment scheduling, payments and post-appointment patient surveys. The Phreesia Platform securely collects and analyzes each patient’s information and provides engagement tools to efficiently guide each patient through their healthcare journey. We deploy our Platform across a range of modalities, including through patients’ mobile devices (Phreesia Mobile), through a web-based dashboard for providers (Phreesia Dashboard) and through our proprietary, self-service intake tablets (PhreesiaPads) and on-site kiosks (Arrivals Stations), all of which provide an individualized intake experience for each patient based on age, gender and appointment type. Our solutions are highly customizable and scalable to any size healthcare provider organization and can seamlessly integrate within a provider client’s workflows and leading Practice Management, or PM, and Electronic Health Record, or EHR, systems. Our Platform additionally allows for time-of-service and secure post-explanation of benefits integrated payments.
We serve an array of provider clients ranging from single-specialty practices, which include internal and family medicine, urology, dermatology and orthopedics, to large, multi-specialty groups. Our life sciences business additionally serves clients in the pharmaceutical, biotechnology and medical device industries, including 13 of the top 20 global pharmaceutical companies as measured by revenue in fiscal 2020.

Our Platform
The Phreesia Platform currently offers the following solutions to our clients:
•Our registration solution automates patient self-registration via Phreesia Mobile—either before or at the time of the patient’s visit—or through the use of a purpose-built PhreesiaPad or Arrivals Station for on-site check-in. The solution also includes the Phreesia Dashboard, which provider staff use to monitor and manage the intake process.
•Our patient activation solution enables providers to communicate with their patients through automated, tailored surveys, announcements, messaging and targeted health campaigns.
•Our revenue cycle solution provides insurance-verification processes, point-of-sale payments applications and cost estimation tools, which help providers maximize the timely collection of patient payments.
•Our clinical support solution collects clinical intake and PRO data for more than 25 specialties, enabling our clients to ask the right clinical questions of the right patients at the right time, and gather key data that aligns with their quality-reporting goals.

•Our appointments solution provides a comprehensive appointment scheduling system to provide clients with applications for online appointments, reminders and referral tracking.
•Our life sciences solution provides a channel for our life sciences clients to deliver targeted and clinically relevant marketing content to patients, which allows them to have more informed conversations with their providers. We also enable our life sciences clients to receive direct patient feedback to incorporate into their business models.
The Phreesia Platform provides significant and measurable value to patients, healthcare provider organizations and life sciences companies. For patients, we provide a seamless, individualized intake experience and flexible payment options. For provider clients, we enable them to increase collections, streamline the referral process, improve quality measures, increase patient satisfaction and consistently collect key clinical, demographic and social data. Based on client feedback received and our internal analysis, we believe that the majority of our provider clients have been able to increase time-of-service collections after installing our Platform. For life sciences clients, we increase patient awareness and education of their marketed products. Based on our analysis of client advertising campaigns conducted by Crossix and another data analytics company, which we commissioned, we believe patients exposed to a brand campaign using the Phreesia Platform more likely, on average, to have a prescription filled for that product than control patients.
The Phreesia Platform has evolved to provide a comprehensive range of applications and modules that address the growing needs of the healthcare market. The success and continued evolution of our company has been due in large part to the talent and engagement of the entire Phreesia team. Our team members are key pillars of our success and fostering and developing their talent is central to our culture.
Based on the significant value we provide to our clients, we have experienced strong organic revenue growth over the last three fiscal years. Total revenue increased approximately 25% from $79.8 million in fiscal 2018 to $99.9 million in fiscal 2019 and approximately 25% from $99.9 million in fiscal 2019 to $124.8 million in fiscal 2020. Adjusted EBITDA increased from a loss of $4.1 million in fiscal 2018 to income of $3.5 million in fiscal 2019 and to income of $4.8 million in fiscal 2020. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — for more information as to how we define and calculate Adjusted EBITDA and for a reconciliation of net income, the most comparable GAAP measure.

Industry challenges and our opportunity
We develop and market solutions that increase efficiency, reduce costs and improve clinical effectiveness in the healthcare industry. We believe the following trends impacting the healthcare industry represent significant opportunities for us.
Inefficiency and waste amidst continually rising U.S. healthcare expenditure
The excess in healthcare spending is largely administrative-related, including complex billing procedures, non-standardized practices and a lack of communication between front- and back-office operations, leading to increased costs, errors and inefficient use of providers’ time. Physician practices, burdened by these complex administrative and billing tasks, require extensive support staff to handle these challenges. We believe there is a significant business opportunity and the market for our services will continue to grow as healthcare provider organizations and their staff seek to address these rising costs by eliminating waste and inefficiencies.
The patient intake process today is primarily manual, tedious, prone to costly errors and repetitive. By contrast, the Phreesia Platform provides an automated and comprehensive solution to address key provider pain points. As the leading patient intake platform, Phreesia increases staff and doctor efficiency and allows providers to maximize clinical time with patients, reduce administrative complexities and optimize the delivery of care.
Increasing patient financial responsibility in healthcare
As healthcare expenditures continue to rise, employers and health systems have shifted more of the cost to patients through increased cost sharing and the use of high-deductible health plans. These trends have resulted in significant increases in out-of-pocket patient spending, which CMS expects to total $586.0 billion by 2027. The emergence of the patient as a major payer of healthcare is a dramatic shift in the industry payment landscape, which requires provider staff to obtain payment from the patient before and after the point of care. These tasks are best accomplished with more automated registration, billing and collection workflows, as well as patient-centric payment options. Against this backdrop, patients have historically struggled to understand their bills. According to a McKinsey & Company analysis, by some estimates, healthcare provider organizations collect only half of patient balances after the patient's initial visit, which contributes to incremental financial pressure.

Phreesia’s comprehensive digital payment platform enables providers to more effectively engage patients and increase collections. Our robust suite of revenue cycle solutions drives profitability, increases transparency and enhances the patient financial experience.
Increasing consumerism in healthcare
As patients pay an ever-growing share of their healthcare costs, they are increasingly demanding higher quality care, increased cost transparency, shared decision making and convenience. As such, patient experience and satisfaction are becoming important priorities for providers as they compete to attract and retain new patients. Moreover, pharmaceutical companies are increasingly becoming more patient-centric due to increased competition and development of more targeted therapies.
We believe the Phreesia Platform drives improved patient satisfaction and education, efficiency and overall quality of care. Our Platform provides an end-to-end patient intake solution that engages patients directly on their device of choice (Phreesia Mobile, PhreesiaPad or Arrivals Station) to provide streamlined, self-service patient intake and empowers providers with intuitive, cloud-based software that drives actionable insights. Our automated and integrated intake solution allows us to achieve high levels of patient utilization, providing us and our provider clients with important access to patients at key moments of their care. We also help educate patients about relevant treatment options to encourage more engaging provider interaction, and we provide pharmaceutical companies with an effective channel to incorporate the patient voice in to their business models in an increasingly competitive, patient-centric healthcare environment.
Ongoing shift to value-based reimbursement models
The United States healthcare system has been shifting toward alternative payment models, in which healthcare provider organizations share financial risk and are reimbursed based on patients’ experience and outcomes, based on a review by the Health Care Payment & Learning Action Network. According to the American Hospital Association, the shift to these models requires healthcare provider organizations to manage new challenges related to measurement and reporting, population health management, care coordination and other patient demands, all of which may require additional staff and capabilities.
The Phreesia Platform provides real-time insights necessary to improve outcomes in a value-based operating model. We utilize industry-accepted PROs and clinical screening tools that have been developed by third parties and tested for reliability, sensitivity and validity. These PROs allow our healthcare provider clients to close gaps in care, identify successful treatments and engage patients in their care. At the same time, our ability to streamline the intake process and critical workflows improves provider and staff efficiency, allowing for optimal allocation of resources to manage the demands of a value-based care model.
Increasing focus on personalized healthcare solutions
We believe that the treatment and prevention of disease are becoming increasingly personalized, driven by technological advancements in the use of patient-specific health, lifestyle/environmental, genomic and other data to diagnose, treat and prevent disease at a personalized level. According to the Journal of the American Medical Association, pharmaceutical companies currently spend a substantial portion of their direct-to-consumer marketing dollars on television and print to reach large patient populations with chronic conditions such as diabetes and pain, which we believe is not as effective as targeted outreach. As new therapies, including those for smaller patient populations, are brought to market, pharmaceutical companies need cost-efficient marketing channels and capabilities to promote new medicines.
Phreesia’s high levels of patient engagement and robust targeting capabilities create an attractive marketing channel for life sciences companies to reach and inform targeted patient populations while they are seeking care which empowers patients to have informed conversations with their physician about their care plan and treatment options.

Our market opportunity
The Phreesia Platform serves a range of provider clients, including single-specialty practices, multi-specialty groups and large health systems. Through our life sciences solutions, we provide services to large and small pharmaceutical, medical device and biotechnology companies. We believe the current addressable market for our Platform and services is approximately $7.0 billion and is derived from: (1) the potential subscription-based revenue generated from the approximately 890,000 U.S.-based ambulatory care providers currently taking medical appointments, (2) consumer-related transaction and payment processing fees, which are based on a percentage of payments that can be processed via the Phreesia Platform and addresses approximately $91.0 billion of annual out of pocket patient spend in ambulatory healthcare related professional services, and (3) a portion of the $6.0 billion spent by life sciences companies on direct-to-consumer prescription drug marketing. As we develop new products and services on the Phreesia Platform, we expect our total addressable market to grow. Our recent entry into acute-care organizations is an example of a new market offering that is not included in our current addressable market.

Our value proposition
We are focused on creating a better, more engaging healthcare experience for patients, healthcare provider organizations and life sciences companies. We believe our solutions provide a unique value proposition that is differentiated from what is offered by the traditional healthcare system.
Value proposition for patients
•Improved patient experience. Our Platform streamlines the patient intake process and provides consumer-centric options for check-in. We pre-populate information from prior visits, minimizing the frustration of repetitive questions during the intake process and streamlining the information for review by a clinician by the time the patient reaches the exam room. We also offer patients a convenient, flexible, secure intake experience that saves time and reduces the confusion and anxiety around payments. Additionally, our cost estimation tool allows patients to receive an accurate estimate of their out-of-pocket spend for a particular service prior to receiving care. Patients are also able to save time by requesting appointments directly on their healthcare provider organization’s website using our technology.
•Flexible payment options. Our Platform provides patients with flexibility and choice in how they pay for healthcare services. Patients are able to pay upfront or set up an automated payment plan that adheres to the provider client’s financial policies. Patients can also choose to pay online on their provider’s website or place a card on file. Our Platform also removes the need for difficult payment-related conversations with staff and ensures a level of personal privacy throughout the transaction.
•Engagement in care. By leveraging the power of self-service and providing individualized, flexible intake solutions, we engage patients early in their healthcare journey and empower them to be more active in their care decisions.
Value proposition for healthcare provider organizations
•Simplify operations and enhance staff efficiency. We enable healthcare provider organizations to streamline operations through automated patient intake and payments that are integrated into existing workflows and PM and EHR systems. By automating the numerous tasks of the intake process, our provider clients have been able to save time on patient check-ins.
•Improve cash flow and profitability. We enable our provider clients to increase collections and reduce costs. Based on client feedback received and our internal analysis, we believe that our flexible patient payment options, including card on file, have led to an increase in time-of-service collections for the majority of our provider clients. Our automated eligibility and benefits verification solution also reduces the number of denied claims.
•Enhance clinical quality. We enable our provider clients to more efficiently and effectively capture the right clinical information to meet their clinical goals and align with quality reporting initiatives. Our logic-driven targeting and delivery of PROs and other questionnaires help providers identify and target at-risk patients in need of specific care and reduce errors by avoiding the need to manually gather the information.
•Improve patient experience. We simplify the patient intake process to drive higher patient satisfaction, retention and engagement. Our streamlined intake and payments offering provides a consumer-friendly experience and engages patients to take control of their care. Through our patient surveys, providers are able to conduct outreach to patients within 24 hours of visit and generate real-time feedback that informs and drives improvement efforts.
Value proposition for life sciences organizations
•Targeted, direct digital marketing. We provide life sciences companies with a channel to identify, reach, educate and communicate with patients when they are most receptive and actively seeking care. Our data-driven solutions provide custom, targeted patient outreach based on various clinical, environmental and social data, allowing our clients to engage patients with clinically relevant medical content to help facilitate conversations with their providers about treatment options.
•Improve brand conversion and adherence. Our data and analytics capabilities identify patient populations that align with our life sciences clients’ target audiences. Based on our analysis of client advertising campaigns conducted by Crossix and another data analytics company, which we commissioned, we believe patients exposed to a brand campaign using the Phreesia Platform are more likely, on average, to have a prescription filled for that product than control patients. Integration with our point-of-care solutions, which engage our patients in their own care, increases incremental prescriptions with existing patients, driving an adherence benefit and strong return to our clients.
•Feedback from patient voice. Our Patient Insights solution provides a channel for our life sciences clients to deliver real-time, dynamic surveys to highly targeted patients and capture direct patient feedback.

Our competitive strengths
Market leadership. We believe the Phreesia Platform is the most comprehensive and scalable patient intake and payments solution in the market, placing us at the point of care and in the center of the patient-provider relationship. Phreesia is an industry leader in market share and user engagement, in over 1,600 healthcare provider organizations. We were named the top-ranked patient intake management vendor for 2019 and 2020 by the healthcare IT research and insights firm KLAS.
Scalable SaaS-based platform embedded in mission-critical daily workflows. Our Platform seamlessly integrates into our provider clients’ daily workflows with bi-directional integration into PM and EHR systems collectively representing the majority of the total PM and EHR market. These robust integrations provide real-time exchange of clinical, demographic and financial information. For example, customized consent forms and questionnaires are uploaded directly into a provider client’s PM or EHR system immediately upon completion, which reduces staff time spent on administrative tasks. Our feature-rich SaaS technology architecture is highly scalable across healthcare provider organizations of all sizes, from small independent practices to large health systems with multiple locations, enabling us to implement our solutions quickly and cost-effectively.
Integrated payment platform. The integration of payments within our patient intake platform creates a seamless experience for both patients and providers and results in increased payments for healthcare provider organizations and revenue for Phreesia. Compared with disparate payment platforms and manual reconciliation processes, the Phreesia Platform automatically posts payments in real-time to a provider client’s PM system, creating material time and cost efficiencies for our provider clients. Our revenue cycle solutions, such as card on file, online payments and payment plans, provide convenient payment options for patients, lower bad debt expense for provider clients and reduce payment-related tasks for their staff.

Significant and measurable return on investment. We actively measure and report performance metrics for our provider clients, demonstrating significant and sustainable return on investment in multiple impact areas, often as early as 30-60 days after launch. Example impact areas include: increased collections, expanding staff and provider capacity, optimizing profitability by reducing back-office billing and collection costs, improving patient experience through streamlined scheduling and check-in process and flexible payment options, and enhancing clinical care by creating time savings for staff and clinicians.

Proven ability to innovate and meet the evolving needs of our clients. We have demonstrated the ability to quickly and reliably incorporate new applications into the Phreesia Platform to address the myriad of challenges facing healthcare provider organizations and we continue to evaluate the most impactful innovations that will drive a better healthcare experience. Our solution was initially designed as a patient check-in and messaging tool, but it has rapidly evolved into a comprehensive patient intake and payment platform designed to keep pace with evolving demand from patients and providers. We have introduced multiple new applications in the last three years, including Phreesia Mobile, which allows patients to check in conveniently from their own device and has significantly increased patient utilization and overall patient engagement, and Payment Assurance, which eliminates many of the manual tasks required to bill a patient. Additionally, Phreesia has been committed to supporting our provider organization clients as they respond to coronavirus, or COVID-19, by helping them stay safe, stay open and continue to see patients. To that end, we have released a number of new product offerings and features to align with our clients’ evolving needs and workflows, including tools for screening patients, supporting drive-through appointments and other no-waiting-room models, communicating with patients and promoting them to schedule appointments, collecting patient information during telehealth visits and reducing patient-staff contact during in-person visits.
Attractive, highly scalable financial model. Our revenue is largely derived from recurring monthly subscriptions and re-occurring payment processing fees, which should increase with growth of our client base and the ongoing shift of healthcare costs to patients. We have successfully expanded our products sold to existing clients by adding incremental providers and offering additional solutions to these clients. This has led to a 21% increase in average revenue per provider client from fiscal 2019 to fiscal 2020. As our provider clients continue to add more providers to our Platform, we benefit from increased scale and strong unit economics.
Founder-led and deeply experienced management team with strong culture. Our founders, Chaim Indig and Evan Roberts, are pioneers in patient intake who have led our company through consistent and rapid growth over the past 14 years. Our senior leadership team has extensive healthcare, technology and payment knowledge and expertise, and an average 10-year tenure with Phreesia. Additionally, our dedicated sales, implementation, support and development teams also have significant healthcare, technology and payment experience and are a key competitive advantage to our success in the marketplace.
Attracting and retaining top talent is a high priority for us. Our strong company culture and investment in the long-term career growth for our people is evidenced by their long tenure with our organization. We believe our success is due in large part to the continued engagement of our talented and committed team. Modern Healthcare magazine recognized Phreesia as one of the “Best Places to Work in Healthcare” for three consecutive years, optimally positioning us to continue to attract top healthcare and technology talent. Additionally, we have supported our employees’ needs during the COVID-19 pandemic, including providing the tools needed to work from home and offering flexibility for those who have children at home.

Our growth strategies
The success of our business depends on acquiring new provider clients and increasing utilization among our existing provider clients, which in turn drives growth across our Platform and solutions. We believe we are well-positioned to benefit from a number of prevailing industry tailwinds across patient intake, patient payments and life sciences marketing. We intend to continue to proactively grow the business through the following strategies:
Expanding our Platform to new healthcare provider organizations
The market for a technology-powered intake and payment platform in the U.S. healthcare industry is early, large and underserved, and we believe we have a substantial opportunity to grow our client base and market share. With the ability to support over 25 different medical specialties and existing partnerships with leading PM and EHR providers, the Phreesia Platform is able to serve a large portion of the U.S. ambulatory and acute care market. The Phreesia Platform is currently used by a small percentage of ambulatory care organizations, and we plan to continue to expand our direct sales force to win new clients with a focus on larger ambulatory provider groups across specialties. In fiscal 2019, we also entered into the U.S acute care market and expect this to be a driver of meaningful future growth.
Deepening our relationship with existing provider clients
We generate recurring fees from our provider clients based on the number of providers who utilize the Phreesia Platform plus subscriptions for any add-on applications. As our provider clients realize the value of the Phreesia Platform, they typically purchase additional subscriptions for their providers. Our sales strategy is focused on expanding our revenue per provider client and we believe there is a significant opportunity to sell new applications as well as add additional provider clients.

Continuing to innovate and leverage our Platform to optimize healthcare delivery
We believe the depth, scalability and robust capabilities of our Phreesia Platform allow us to address key challenges facing healthcare delivery. As an innovative leader in the patient intake market, we intend to continue to invest in new value-added offerings for our clients. We have a well-defined technology roadmap to introduce new features and functionality to the Phreesia Platform, such as our appointments and cost estimation add-on applications. We intend to leverage our patient database and patient engagement capability to eliminate gaps in care and increase care coordination among all key healthcare constituents. By expanding and continuously enhancing the Phreesia Platform, we believe we can drive incremental revenue from existing clients as well as broaden the appeal of our solutions to potential new clients.

Pursuing opportunistic strategic investments, partnerships and acquisitions
Our strong growth has been completely organic as we have added provider clients and life sciences companies to our Platform while also expanding the solutions we offer those clients. Through our history, we have effectively partnered with leading PM and EHR solution providers, and will continue to evaluate strategic and innovative investments and partnerships to accelerate growth. We believe we are now at an appropriate stage and level of scale where we can consider acquisitions. We completed our first acquisition in December 2018 when we acquired Vital Score, Inc., which expanded our clinical and patient activation offerings and deepened our capabilities in motivational science.

Enhancing our margins through continued strategic growth
Our business model is based on developing and deploying new, value-added applications for our clients that increase revenue and enhance our attractive client unit economics. We have invested significantly to create a comprehensive, scalable technology platform that allows us to gain operating leverage and enhance margins. We expect to increase profitability and margins by adding larger new clients to our Platform and by expanding our existing clients with minimal incremental investments in our Platform. Moreover, we continually aim to improve the effectiveness and efficiency of our Platform.

Our products and services
Our Platform and suite of solutions are specifically designed to cater to the needs of patients, providers and life sciences companies while improving healthcare engagement.

Registration
Our Registration applications facilitate mobile and on-site check-in, create a more complete patient record and increase patient convenience and satisfaction. Our Registration solutions include:
•Phreesia mobile. Our mobile intake platform allows patients to check in securely and conveniently on their computer or mobile device, either prior to their visit or when they arrive at the office. Patients can also update their clinical and demographic information, take a photo to store in their patient record, capture images of their driver’s license and insurance card, sign forms and policies and pay copays and outstanding balances—all from the privacy and ease of their own device.

•PhreesiaPad. Our proprietary, secure tablet ensures ease of use for on-site check-ins. It allows patients to update their information, take a photo to store in their patient record, capture images of their driver’s license and insurance card, sign consent forms and pay copays and outstanding balances privately and securely. These tablets are durable, secure and easy for patients of all ages to use.
•Phreesia arrivals stations. Our Arrivals Stations, designed as a complement to Phreesia Mobile, allow patients to confirm their information and make payments while offering frequently returning or mobile patients a quick and easy self-service intake option.
•Phreesia dashboard. Our dashboard acts as the “command center for the waiting room” and allows staff to efficiently monitor the intake process, access relevant patient information and manage registration exceptions. Specific capabilities include: eligibility and benefits verification, e-cashiering, card processing at the time of service, payment plans, card on file, reconciliation reporting, analytics on patient collections and transaction and batch reporting.
•Specialty-specific intake workflows. Our workflows leverage our proprietary logic to guide patients through a tailored list of questions, allowing them to efficiently enter and verify their demographics, insurance data and clinical information.
•Consent management. Our automated consent forms streamline the process of collecting consents by ensuring that each patient receives the right forms. These forms can be customized by appointment type and can capture electronic signatures and send required forms directly to the PM or EHR system.

Appointments
Our Appointments applications allow for convenient online appointment requests for patients, appointment tracking and appointment management in one place, and provide insight into past and upcoming appointments. Our Appointments solutions include:
•Online appointments. Patients receive 24/7 access to book appointments on a practice’s website. Appointment requests populate into the Phreesia Appointments Hub for staff to track and schedule. Patients can confirm their appointment time and date via automated text or email.
•Referrals. Phreesia Referrals tracks all incoming referrals in a centralized list and allows referring providers to send and check the status of each request.
•Phreesia appointments Hub. Our Appointments Hub centralizes and tracks all incoming appointment requests, verifies patient insurance and allows staff to manage appointments and follow-up visits across multiple locations. The Phreesia Appointments Hub can also schedule appointments directly into select PM systems.

Revenue cycle
We are able to improve key revenue cycle metrics with our payment solutions, increasing time-of-service and post-visit collections as well as improving patient convenience with online payments and card on file. Our Revenue Cycle solutions include:
•Point-of-sale payments. Our point-of-sale payments solution offers self-service options on Phreesia Mobile, on the PhreesiaPad or at an Arrivals Station. Provider staff can also process time-of-service or post-explanation of benefits payments on the Phreesia Dashboard. We are able to replace or support a client’s existing payment processor with a fast and secure way to process transactions, as we accept all major credit cards (Visa, MasterCard, American Express and Discover). Additionally, we are Level 1 PCI-compliant and minimize PCI scope in order to prevent significant delays in compliance efforts.
•Eligibility and benefits verification. Our automated eligibility and benefits application streamlines verification, reduces staff’s manual workload and alerts them when attention is needed. We can run eligibility and benefits checks in advance so our clients know their patients’ primary and secondary insurance before their visit. We have achieved CAQH CORE Phase 1 Certification for seamless, secure healthcare administrative data exchange.

•E-Cashiering. We are able to track cash, check and card payments using one tool across all users and office locations. Our reports with bi-directional integration with PM systems simplify end-of-day reconciliation and payment posting.
•Payment plans. Our provider clients can give patients the option to set up private, automated payment plans when they check in, or have the staff create payment plans for them on the Phreesia Dashboard. Each plan is configured according to the healthcare provider organization’s financial policies and managed automatically.
•Online payments. Our online payments application allows practices to add a custom payment button to their website or send email reminders that direct patients to an online payment page.
•Payment assurance. Our patients may sign a financial policy that gives authorization to store their payment card on a secure platform, thus automatically collecting payments once claims are adjudicated.
•Cost estimation. This recently developed application searches patients’ upcoming scheduled appointments and automatically calculates their estimated payment, which staff can manage and track.

Clinical support
We are committed to delivering the appropriate PROs and assessments to practices as well as helping them efficiently identify at-risk patients and target them for follow-up care. Our Clinical Support solutions include:
•Care pathways. Our Care Pathways applications provide the necessary tools to identify and treat patients for specific health risks. From orthopedics and gastroenterology to otolaryngology, or ENT, and urology, our targeted clinical assessments screen patients for common morbidities associated with each specialty area.
•Wellness for primary care. Our Wellness for Primary Care application supports primary care providers as they take on increasing responsibility for their patients’ mental health needs. It identifies and screens patients for common behavioral and mental health conditions, including depression, anxiety and substance abuse, using questionnaires such as PHQ-2 and PHQ-9.
•Healthy child for pediatrics. We generate validated PRO data with our Healthy Child application for developmental conditions such as ADHD and autism, as well as behavioral health and wellness data for depression and the flu.
•Women’s wellness. Our Women’s Wellness application, which is used in OB/GYN practices, administers clinical questionnaires and gathers PRO data about depression, most recent mammograms and other relevant questions.

Patient activation
By providing patients with surveys, targeted messages and branded patient announcements before, during and after their visits, we are able to drive patient engagement and awareness of important practice information and available treatments and services. Our Patient Activation solutions include:
•Post-visit patient surveys. Our surveys are designed to provide clients with a better understanding of their patients’ experiences as well as insights to drive improvements. The surveys align with industry standards and capture key satisfaction metrics, such as Net Promoter Score.
•Health campaigns. Our application allows healthcare provider organizations to send targeted messages to specific patients, educating them about the care they need and prompting them to schedule important appointments. Patients can easily self-schedule or request appropriate appointments, such as Medicare annual wellness visits or diabetic eye exams.
•Social determinants of health. We allow healthcare provider organizations to ask patients privately about their access to healthy food, safe housing and other social determinants that can have a critical impact on their health. The gathered information is automatically integrated within PM and EHR systems, giving providers key data to better understand patients and connect them to needed services.

•Service promotions. Our clients can use our Platform to promote a health fair, in-house pharmacy, on-site physical therapy or other ancillary services.
•Announcements. We are able to send patients branded emails to share important announcements such as new locations, office closures and added services.
•Research. Our application allows clients to deliver targeted questionnaires to patients who may be interested in trials and research studies, generate summary reports and follow up with those who would like to participate.

Analytics and reports
Our robust analytics suite provides real-time operational, financial and clinical insights across our portfolio of products and applications. Example analytics and reports capabilities within our products include:
•Registration. Our Platform monitors patient check-in volumes by location and staff member, usage rates for mobile pre-registration and on-site check-ins, the average time it takes for a patient to complete check-in and patient satisfaction levels, among a variety of other registration features.
•Appointments. Our Platform calculates the volume of incoming appointment requests, tracks the time it takes for patients to schedule appointments and provides insights into top-referring providers.
•Revenue cycle. Our Platform monitors payments across a healthcare provider organization and reconciles all payments daily. Our Platform also tracks payment volumes by location, batch, user, payment method and type of charge.
•Clinical support. Our Platform generates reports that analyze PROs, shows the percentage of patients who request follow-up care and captures patient information that helps our provider clients and their patients meet quality reporting goals.
•Patient activation. Our Platform analyzes the impact of patient communications and preventive health initiatives. Furthermore, it views the number of patients who have seen messages, tracks email and text-message opens and monitors opt-in rates.
•Patient surveys. Our Platform tracks patient answers by location or provider, benchmarks against similar practices and calculates net promoter scores, which is a popular management tool used to gauge the loyalty of patients to their providers.
•Data extracts. Our Platform sends a secure, automated daily feed of patient data to a data warehouse or data lake, thereby eliminating the need to download and upload reports.
•Custom report capability. Our Platform produces custom reports for clients that feature client data such as utilization, social determinants of health, clinical quality and metrics.

COVID-19 Product Offerings
Our COVID-19 product applications and features are designed to align with our provider clients’ evolving needs and workflows and help them to stay safe, stay open and continue to see patients.
•COVID-19 Screening Module. Our module screens patients for self-reported COVID-19 risk factors before their appointment or upon arrival, and alerts both patients and staff to take appropriate action based on patients' responses. The screening module is based on Center for Disease Control guidelines and is updated regularly as those guidelines change.
•Patient Chat. Our Patient Chat product allows provider clients to send text messages to individual patients about their in-person or virtual visits. This capability helps to reduce face-to-face interactions, decrease phone-call volume and improve patient communication.
•Intake for Telehealth. Our Intake for Telehealth offering supports provider organizations as they shift visits to telehealth by allowing them to perform all the necessary intake tasks for each virtual visit, including gathering consents, at scale. Intake for Telehealth also provides patients with information about how their telehealth visit will work.
•Zero-Contact Intake. Our Zero-Contact Intake offering enables clients to reduce contact between patients and staff during in-person visits. The product allows medical practices, emergency departments, urgent-care clinics and other care settings to send a link to patients so they can complete their intake from their home, their car or another no-waiting-room workflow. Staff can manage the intake process from a remote location without needing to handle patients’ paperwork, ID cards, insurance cards or credit cards.

Life sciences
Our partnerships with life sciences companies allow us to activate and engage patients by presenting targeted messages to appropriate patient populations, driving improved brand conversion and better patient understanding of behavior modification.
•Patient connect. Our Patient Connect feature enables clients to engage with relevant patients who voluntarily opt in and deliver pertinent, targeted messages at the point at which they are actively seeking care. Our tools raise awareness and engagement with patients and help them to start the right medical conversation with their physicians.
•Patient insights. We leverage our Platform to conduct primary research, gather PROs, understand patient sentiments and discover unmet patient needs, which aid life sciences companies in incorporating patient insights in their work.
•Analytics and predictive modeling. We partner with life sciences companies to develop analytic products to help predict outcomes, identify at-risk or undiagnosed patients and develop clinical decision support tools that may help providers make evidence-based decisions regarding treatment and diagnosis.

Our technology
We have developed our proprietary SaaS-based technology platform with a focus on delivering reliability, performance, security and privacy. The Phreesia Platform operates as a single, unified, multi-tenant platform that has demonstrated scalability and seamless integration within the operating infrastructure of our provider clients. Our core technology capabilities include:
•Robust integration. We integrate our technology into PMs, EHRs and ambulatory and acute system workflows for over 1,600 healthcare provider organizations. Data captured from the patient or generated by the use of our Platform automatically integrates into the PM and EHR systems of provider clients. We currently partner with leading PM and EHR providers that collectively represent the majority of the total PM and EHR market. Partners and provider clients can leverage our expanding APIs to embed the functionality of the Phreesia Platform for their patients, while controlling the look and feel.
•Embedded payments. The payment processing features of our Platform have been designed to operate seamlessly within the workflows of our provider clients, and our revenue cycle solutions can connect directly to payors, to multiple clearinghouses and directly with PM, EHR and other systems.
•Scalable at cost. We have developed a robust and scalable SaaS-based platform that allows us to quickly iterate on existing technology and develop new solutions quickly and efficiently to meet the needs of our clients. Our unique architecture also allows new integrated applications to be quickly deployed to clients and allows real-time integration without expensive and difficult-to-manage VPN tunnels. This is particularly important in a regulatory and industry environment that continues to evolve.
•Consumer-oriented. Through technology innovation, we have continued to ensure our products and services evolve to meet growing and increasingly consumer-centric demands.
•Reliable. Our technology is engineered to provide high reliability and availability. The Phreesia Platform performs hundreds of thousands of transactions, including eligibility and benefits verifications, payment card processing and email and text messaging, quickly and reliably at a low cost every day.

•Secure and private. We securely manage billions of data points for millions of patients using multiple devices. Maintaining the integrity of our Platform is critical to our business, our clients and the patients they treat. We routinely audit and review our security program.

Privacy and security
Privacy and security are our top priorities. We maintain a comprehensive security program designed to help safeguard the confidentiality, integrity and availability of our clients’ data, which includes both organizational and technical control measures and the security and privacy of our Platform. We have a system in place to monitor the safety of patient information as well as procedures designed to take immediate action.
We operate a single, unified, multi-tenant platform that offers reliability, performance, security and privacy for our clients. Our technology reliably integrates in thousands of client systems, and we have the infrastructure in place with two co-located data centers to handle mass amounts of sensitive patient information.
We use security auditors and industry-leading vendors, such as Sikich, Drummond, Bluefin and CORE, to ensure we have the controls and procedures in place to protect our clients’ sensitive information. We have the industry’s most well-known certifications, including PCI-DSS Level 1 Service Provider, Security Organization Control 2, or SOC 2, and PCI Point-to-Point Encryption, and are currently seeking a required biannual recertification from HITRUST. As a PCI-DSS Level 1 Service Provider, we are committed to upholding industry security standards to cardholder data. The Level 1 PCI compliance allows us to minimize clients’ PCI scope.

Our competitive landscape
We compete in a dynamic patient intake market with direct and indirect competitors that maintain varying degrees of resources and capabilities. We believe many direct competitors are focused on the basic aspects of electronic patient intake and are only starting to expand into the multiple adjacencies beyond patient registration. Some of our existing and potential partners, particularly EHR providers, have developed their own patient intake solutions and have become direct competitors. However, most of these offerings are limited in scope. Furthermore, the Phreesia Platform is integrated with a majority of the leading EHR systems, and we have put in place partnerships designed for shared financial success. KLAS, an independent healthcare information technology research firm, evaluates Phreesia against many of these direct competitors and named Phreesia the top-ranked patient intake management vendor for both 2019 and 2020, based on direct feedback from healthcare organizations across the country.

We believe companies in the patient intake market compete on the basis of several factors, including:
•price;
•breadth, depth, quality and reliability of product and service offerings;
•ease of use;
•ability to drive tangible return on investment;
•client-focused implementation services and training programs;
•healthcare domain expertise;
•patient clinical content offerings;
•client support and client services; and
•ability to integrate with all of a client’s existing systems, including EHR and/or PM systems

Life sciences marketing is highly competitive and rapidly evolving and consists of both traditional media platforms (e.g. television and print media) as well as more modern web-based and application-based platforms that provide direct-to-consumer marketing for the life sciences industries. Our targeted marketing solutions are unique and compete at the point of care as well as pre- and post-visit across an array of digital devices backed by our commitment to transparency and third-party auditing. We compete on the basis of several factors, including price, quality, transparency and the ability to demonstrate meaningful return on investment.

Sales and marketing
We market and sell our products and services to healthcare provider organizations throughout the United States using a go-to-market and direct sales organization comprised of highly trained and technical team members that are segmented into several highly targeted and coordinated teams. Our demand generation team develops content and identifies prospects that our sales development team research and qualify to generate high-grade, actionable sales programs. We utilize both an inside and outside direct sales force to execute on the qualified sales programs, partnering with client services to ensure the prospect is educated on the breadth of Phreesia’s capabilities and demonstrable value proposition. Our direct sales force is organized according to the size and needs of potential clients, leveraging their deep experience to deliver a solution tailor-fit to the size and specialty of each practice. Through this targeted, coordinated approach, we maximize resource allocation and allow our direct sales team to concentrate on execution.
We also sell products and services to pharmaceutical brands and advertising agencies.

Subscriber services and support
Our operations and support organizations differentiate and enhance our clients’ and patients’ experience. Our teams have significant experience integrating with various EHR and PM systems, which can help take our provider clients from sale to go-live much quicker than other platforms. Our client-focused operations are structured to provide a seamless process.
•Client services. Our dedicated Client Services team is responsible for pre-sales engagement, new client onboarding and implementation, existing client implementation and on-site optimization. Our client services are organized by market specialization, ensuring that our teams provide deep expertise in the markets they support. In addition, our implementation teams have extensive knowledge of the PM and EHR systems that our provider clients use. Through our designed implementation approach and expertise, we are able to take provider clients live efficiently and quickly. Our Client Services teams are also able to demonstrate early return on investment in land-and-expand deals, enabling us to roll out to additional locations.
•Client success. Our success is driven by our ability to retain and expand relationships with existing and new clients. Our dedicated Client Success team is focused on the retention of our client base, coordinating directly with Sales and Client Services to meet this objective. Furthermore, we are continuously expanding our business by offering additional products to our clients and driving adoption and utilization.
•Client support. We provide technical support to our provider clients through our dedicated Client Support team to directly resolve any product and/or service issues. We serve as the single starting point for client issues and offer a collaborative support model in contrast to tiered support models. This model has proven to help large companies continue to scale, while leveraging the benefits of smaller operations.
We are committed to providing top-quality services and support, and we have been recognized for high performance in integration, implementation support and overall client satisfaction. In a 2020 industry survey report from the research firm KLAS, Phreesia earned the highest scores for service, satisfaction, and likelihood of buying again.

Commercial partnership agreements
athena

On January 10, 2014, we entered into a one-year partner agreement, which we refer to as the Partner Agreement, with athenahealth, Inc., or athena, a provider of electronic health record services, medical practice management services, patient communications services, care coordination services, data integration, insight and action services and medical applications. Pursuant to the Partner Agreement, we provide our patient self-check-in solutions to athena’s customers, and athena provides a license to use an electronic interface to permit data exchanges between athena’s platform and our Platform. In connection with the Partner Agreement, on April 11, 2014, we entered into revenue share addendums, pursuant to which we make quarterly revenue share payments to athena equal to a percentage of revenue received from certain athena clients. We also participate in various business activities for athena that may qualify us for changes in revenue share amounts. The Partner Agreement automatically renews for consecutive one-year terms beginning on January 10, 2015, unless earlier terminated. Either party may terminate the Partner Agreement for convenience upon 30 days’ prior written notice. The Partner Agreement is also subject to early termination upon an uncured material breach by the other party, or due to the other party’s bankruptcy, insolvency or dissolution.

Allscripts

On December 10, 2015, we entered into a five-year strategic alliance agreement, which we refer to as the Strategic Alliance Agreement, with Allscripts Healthcare, LLC, or Allscripts, a provider of electronic health record software solutions, clinical and revenue cycle software and information solutions for provider groups. Pursuant to the Strategic Alliance Agreement, we facilitate integration of our Platform offerings with Allscripts’ systems, and Allscripts markets and sublicenses those integrated offerings, including our payment processing services, eligibility and benefits services and patient intake management offerings, to prospective and existing Allscripts’ customers. Under the terms of the Strategic Alliance Agreement, we pay Allscripts a percentage of revenues generated through our payment processing offerings, as well as set fees on sales of our patient intake management offerings to Allscripts customers, and Allscripts pays us subscription fees for our Platform offerings and related professional services fees. The Strategic Alliance Agreement automatically renews for successive one-year terms beginning on December 10, 2020, unless earlier terminated. Allscripts may terminate the Strategic Alliance Agreement for convenience upon one year’s prior written notice to us, or immediately upon written notice if we are determined ineligible to participate in federal healthcare programs or upon certain change of control transactions. Additionally, either party may terminate the Strategic Alliance Agreement upon an uncured material breach by the other party or upon the other party’s insolvency.

Healthcare laws and regulations

Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations. Various federal and state agencies have discretion to issue regulations and interpret and enforce healthcare laws. While we believe we comply in all material respects with applicable healthcare laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation and enforcement of existing laws and regulations may change periodically. Moreover, in many jurisdictions in which we operate, neither our current nor our anticipated business model has been the subject of judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. In addition, our consumer transactions business is subject to certain financial services laws, regulations and rules, such as the Payment Card Industry Data Security Standards.

U.S. state and federal health information privacy and security laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of protected health information, referred to as PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our provider customers are regulated as covered entities under HIPAA. As a service provider who creates, receives, maintains or transmits PHI on behalf of our covered entity customers, Phreesia is a “business associate” as defined under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, certain HIPAA requirements are also directly applicable to business associates.
Violations of HIPAA may result in civil and criminal penalties and a single breach incident can result in violations of multiple standards. We must also comply with HIPAA’s breach notification rule. Under the breach notification rule, business associates must notify covered entities of a breach, and those covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the U.S. Department of Health and Human Services, or HHS, and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. In the event of a breach, our covered entity customers may require we provide assistance in the breach notification process and may seek indemnification and other contractual remedies.
State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.
Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. California recently enacted and has proposed companion regulations to the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. As of March 28, the California State Attorney General has proposed varying versions of companion draft regulations which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General will commence enforcement actions against violators beginning July 1, 2020. While any information we maintain in our role as a business associate may be exempt from the CCPA, other records and information we maintain on our customers may be subject to the CCPA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.
In addition to HIPAA, state health information privacy and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting.
In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of personally identifiable information and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA and pursuant to the related contracts that we enter into with our business associates, we must report breaches of unsecured PHI to our contractual partners following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.
Telephone Consumer Protection Act (TCPA)
The Telephone Consumer Protection Act, or TCPA, is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA’s purview has extended to text messages sent to consumers. Our services that leverage text messaging are subject to the TCPA and its regulations and agency guidance.
U.S. corporate practice of medicine; fee splitting
Approximately 30 states have enacted laws prohibiting business corporations, such as Phreesia, from practicing medicine and employing or engaging physicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws, which vary among the states that have enacted them, are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. We frequently enter into services contracts with healthcare provider organizations pursuant to which we provide them with revenue cycle management, insurance enrollment verification, patient intake, scheduling, appointment reminders and a range of other services. These contractual relationships are subject to various state laws, including those of New York, Texas and California, that prohibit fee splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates, the provision of medical equipment and the hiring and management of clinical personnel may implicate the restrictions on the corporate practice of medicine.
Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our agreements with providers licensed in the state. However, regulatory authorities or other parties, including our providers, may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with our provider clients constitute unlawful fee splitting. In this event, failure to comply could lead to adverse judicial or administrative action against us and/or our provider clients, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our provider clients that interfere with our business and other materially adverse consequences.
U.S. federal and state fraud and abuse laws
Federal Stark Law

We may be subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties for each violation and twice the dollar value of each such service and possible exclusion from future participation in the federally funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law, can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations.
Federal Anti-Kickback Statute
We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing, ordering, arranging, or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines and penalties up to three times the amount of the unlawful remuneration. Imposition of any of these penalties could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG. On October 9, 2019, OIG and the Centers for Medicare and Medicaid Services, or CMS, proposed further modifications to the federal Anti-Kickback safe harbor protections for certain coordinated care and value-based arrangements among clinicians, providers and others. CMS also proposed multiple new exceptions and revisions to current exceptions for value-based arrangements under the Stark Law. It is unknown at this time which, if any, of these modifications will go into effect and what effect it will have on our business.
False Claims Act
Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers and their service providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower and false claims provisions.
State fraud and abuse laws
Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third party payor, including commercial insurers, not just those reimbursed by a federally funded healthcare program. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.
Other healthcare laws
HIPAA established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with governmental health programs.
In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.
Healthcare reform in first quarter 2020
On March 9, 2020, the HHS Office of the National Coordinator for Health Information Technology, or ONC, and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information, or EHI, by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act, or Cures Act, regarding interoperability and “information blocking,” and create significant new requirements for health care industry participants. Information blocking is defined as any activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. The new rules create significant new requirements for health care industry participants, and require certain electronic health record technology to incorporate standardized application programming interfaces, or APIs, to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC will also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implements the information blocking provisions of the Cures Act and identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Pursuant to the final rule, health IT developers will be subject to requirements such as prohibitions on participating in any action that constitutes information blocking, providing certification to the Secretary of HHS that they will not take actions that constitute information blocking, and other requirements regarding information blocking six months from when the final rule is published in the Federal Register. Certified API Developers must comply with new administrative requirements within six months of when the rule is published in the Federal Register and must provide all certified API technology within twenty-four months after publication of the rule in the Federal Register.
The final CMS rule focuses on patients in Medicare Advantage organizations, Medicaid and Children’s Health Insurance Program (CHIP) fee-for-service programs, Medicaid managed care plans, CHIP managed care entities, and qualified health plan issuers on the federally-facilitated exchanges and enacts measures to enable patients to have both their clinical and administrative information travel with them. By January 1, 2021, payors must make patient data dating back to January 1, 2016 available through an API.

Intellectual property
Our continued growth and success depends, in part, on our ability to protect our intellectual property and proprietary technology, including the Phreesia Platform. We primarily protect our intellectual property through a combination of trademarks, trade secrets and other contractual rights, including confidentiality, non-disclosure and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business.
However, these intellectual property rights and procedures may not prevent others from creating a competitive SaaS platform or otherwise competing with us. We may be unable to obtain, maintain and enforce the intellectual property rights on which our business depends, and assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of January 31, 2020, we had 532 full-time employees, including 185 in services and support, 173 in sales and marketing, 116 in research and development and 58 in general and administrative. As of January 31, 2020, we had 345 full-time employees in the United States and 187 full-time employees internationally. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.

Corporate Information

We were incorporated under the laws of the State of Delaware in 2005. Our principal executive office is located at 432 Park Avenue South, 12th Floor, New York, New York 10016, and our telephone number is (888) 654-7473. Our website address is http://www.Phreesia.com. We do not incorporate the information on or accessible through our website into this report, and you should not consider any information on, or that can be accessed through, our website as part of this report.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these filings, are available free of charge from our investor relations website at https://ir.Phreesia.com as soon as reasonably practicable following our filing with or furnishing to the Securities and Exchange Commission, or SEC, of any of these reports. The SEC maintains an Internet website at https://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Phreesia investors and others should note that we announce material information to the public about our company, products and services and other issues through a variety of means, including our website at https://www.Phreesia.com, our investor relations website at https://ir.Phreesia.com, press releases, SEC filings and public conference calls, in order to achieve broad, non-exclusionary distribution of information to the public. We also use the following social media channels as a means of disclosing information about the company, our platform, our planned financial and other announcements and attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:
PHREESIA Twitter Account (https://twitter.com/Phreesia)
PHREESIA Company Blog (https://www.phreesia.com/blog)
PHREESIA Facebook Page (https://www.facebook.com/Phreesia)
PHREESIA LinkedIn Page (https://www.linkedin.com/company/Phreesia)
PHREESIA Instagram Page (https://www.instagram.com/Phreesiacareers)
We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.

The contents of any website referred to in this Annual Report on Form 10-K are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk factors

A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of Annual Report on Form 10-K before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation. Certain statements in this Annual Report on Form 10-K are forward-looking statements. See the section of this Annual Report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”

Risk factors

Risks relating to our business and industry

We have experienced net losses in the past and we may not achieve profitability in the future.
We have incurred significant operating losses since our inception. For the fiscal years ended January 31 2020, 2019 and 2018, we had net losses of $20.3 million, $15.1 million, and $18.2 million, respectively, and losses from operations of $15.3 million, $9.5 million and $14.6 million, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the SaaS-based Phreesia Platform, which we refer to as the Phreesia Platform or our Platform, develop new solutions and comply with being a public company. We expect to incur significant additional expenses as a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
In order to remain competitive, we are continually involved in a number of projects to compete with these new market entrants by developing new services, growing our client base and penetrating new markets. Some of these projects include the expansion of our integration capabilities with additional electronic health record, or EHR, and practice management, or PM, solutions, the expansion of our mobile platform and the recent roll-out of our cost estimation features. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our clients. Our integration partners may also decide to develop and offer their own patient engagement solutions that are similar to our Platform offerings.
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
A key element of how we manage our growth is our ability to scale our capabilities and satisfactorily implement our solution for our clients’ needs. Our provider clients often require specific features or functions unique to their organizational structure, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solution to our clients in a timely manner. Our success also depends on our ability to satisfactorily integrate our Platform with the EHR and PM systems utilized by our provider clients. If we are unable to address the needs of our provider clients, including by integrating our Platform with the EHR and PM systems of our provider clients, or our provider clients are unsatisfied with the quality of our solution or services, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could adversely affect our business.
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
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our sales cycle for our services can be variable, typically ranging from two to eight months from initial contact to contract execution. However, there is potential for our sales cycle to extend beyond two to eight months as a result of COVID-19. During the period of our sales cycle, our efforts involve educating our clients and patients about the use, technical capabilities and benefits of our products and services. We do not provide access to the Platform and do not charge fees during this initial sales period. For clients that decide to enter into a contract with us, some of these contracts may provide for a preliminary trial period where a subset of providers from the client is granted access to our Platform for our standard fees. Following any such trial period, we aim to increase the number of providers within the client that utilize the Platform. Accordingly, our operating results depend in substantial part on our ability to deliver a successful client and patient experience and persuade our clients and patients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.
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
The principal assumptions relating to our market opportunity include the number of healthcare providers currently taking appointments, the amount of annual out of pocket consumer spend for healthcare-related professional services and the amount of annual spend by life sciences companies on digital patient engagement at the point of care. Our market opportunity is also based on the assumption that the strategic approach that our solution enables for our potential clients will be more attractive to our clients than competing solutions.
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
We are a “Business Associate” as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and their implementing regulations, which we collectively refer to as HIPAA, and the U.S. Department of Health and Human Services Office of Civil Rights, or OCR, may impose penalties on a Business Associate for a failure to comply with applicable requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the Business Associate knew or should have known of the failure to comply, or whether the Business Associate’s failure to comply was due to willful neglect. Currently, these penalties include civil monetary penalties for violations. However, a single breach incident can result in violations of multiple requirements, resulting in possible penalties in excess of pre-set annual limits. Further, a person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a monetary criminal penalty and imprisonment up to one year. The criminal penalties increase if the wrongful conduct involves false pretenses, and further increase if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice, or the DOJ, is responsible for criminal prosecutions under HIPAA. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals’ health information. Furthermore, in the event of a breach as defined by HIPAA, the Business Associate may have to comply with specific reporting requirements under HIPAA regulations.
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
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, including the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. A series of legislative amendments to the CCPA were enacted on October 11, 2019, and the California State Attorney General proposed companion draft regulations which were last updated on February 10, 2020. The California State Attorney General will commence enforcement actions against violators beginning July 1, 2020. While the legislation includes an exception for activities that are subject to HIPAA, we cannot yet determine the impact the CCPA or other such future laws, regulations and standards may have on our business. Future laws, regulations, standards and obligations, and changes in the interpretation of existing laws, regulations, standards and obligations could impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our Platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards and contractual obligations could impair our or our customers’ ability to collect, use or disclose information relating to patients or consumers, which could decrease demand for our Platform offerings, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. In view of new or modified federal or state laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.
In addition to government regulation and the securities laws, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards, or PCI-DSS, with which we are currently compliant. We received HITRUST certification in 2017 and are currently seeking a biannual recertification. In the event we fail to comply with the PCI-DSS or fail to maintain our Security Organization Control 2 or receive recertification from HITRUST, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings.
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
Privacy concerns or security breaches relating to our Platform could result in economic loss, damage to our reputation, deterring users from using our products and our exposure to legal penalties and liability.
We collect, process and store significant amounts of data concerning our clients, including data pertaining to personally identifiable information, such as health information, of patients received in connection with the utilization of our Platform by patients of our healthcare provider and life sciences clients. While we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems.
We may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our business and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
Like all internet services, our service is vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks or similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry. Functions that facilitate interactivity with other internet platforms could increase the scope of access of hackers to user accounts. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products to the satisfaction of our clients and their patients may harm our reputation and our ability to retain existing clients. In 2013, we experienced a security breach when one of our employees had a laptop containing Protected Health Information (as defined under HIPAA) stolen. This breach did not result in any claims against us, and since this incident, we have implemented policies that prohibit the download and storage of Protected Health Information and adopted a policy of encryption for all company laptops. Although we have in place systems and processes that are designed to protect our data, prevent data loss, disable undesirable accounts and activities on our Platform and prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. If an actual or perceived breach of security occurs to our systems or a third party’s systems, we also could be required to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including notifying users or regulators. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur.
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
We compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition and the ability to integrate our Platform solutions with various PM and EHR systems and other technology. Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage.
Further, in light of these advantages, even if our products or services are more effective than the product or service offerings of our competitors, current or potential clients might accept competitive products and services in lieu of purchasing our products or services. In addition to new niche vendors, who offer stand-alone products and services, we also face competition from EHR and PM providers, including those with which we have integration partnerships. EHR or PM providers may have existing systems in place at clients in our target market. These EHR and PM providers may now, or in the future, offer or promise products or services similar to ours, which offer ease of integration with existing systems and leverage existing client and vendor relationships.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act, or ACA, was adopted, which is a healthcare reform measure that provides healthcare insurance for approximately 30 million additional Americans. The ACA includes a variety of healthcare reform provisions and requirements that became effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business. On March 2, 2020, the Supreme Court of the United States agreed to hear arguments which are expected to determine the fate of the ACA. Pending review, the ACA remains in effect, but it is unclear how this decision, and other efforts to repeal and replace the ACA will impact the ACA and our business.
Further, on March 9, 2020, the U.S. Department of Health and Human Services, or HHS, Office of the National Coordinator for Health Information Technology, or ONC, and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information, or EHI, by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act, or Cures Act, regarding interoperability and “information blocking,” and create significant new requirements for health care industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. The new rules create significant new requirements for health care industry participants, and require certain electronic health record technology to incorporate standardized application programming interfaces, or APIs, to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC will also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implements the information blocking provisions of the Cures Act and identified eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Pursuant to the final rule, health IT developers will be subject to requirements such as prohibitions on participating in any action that constitutes information blocking, providing certification to the Secretary of HHS that they will not take actions that constitute information blocking, and other requirements regarding information blocking six months from when the final rule is published in the Federal Register. Certified API Developers must comply with new administrative requirements within six months of when the rule is published in the Federal Register and must provide all certified API technology within twenty-four months after publication of the rule in the Federal Register.
The final CMS rule focuses on patients enrolled in Medicare Advantage plans, Medicaid and Children’s Health Insurance Program (CHIP) fee-for-service programs, Medicaid managed care plans, CHIP managed care entities, and qualified health plans on the federally-facilitated exchanges, and enacts measures to enable patients to have both their clinical and administrative information travel with them. By January 1, 2021, payors must make patient data dating back to January 1, 2016 available through an API.
These rules constitute a significant departure from previous regulations regarding patient data.. These rules may benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, but the rules may also make it easier for other similar companies to enter the market, creating increased competition and reducing our market share. It is unclear at this time what the costs of compliance with the final rules will be, and what additional risks there may be to our business.
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
Our commercial success depends on our ability to develop and commercialize our services and use our proprietary technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners, our licensees or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights, or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products or technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services. We may also have to redesign our products or services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and products may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.
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
We have entered into contracts with third-party vendors to provide critical services relating to our business, including initial software development and cloud hosting. Some of these third-party vendors utilize employees or consultants located offshore. We also rely on third-party providers to enable automated eligibility and benefits verification through our Platform. We depend on our third-party processing partners to perform payment processing services, which generate almost all of our payments revenue. Our processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business. A number of our processing contracts require us to assume liability for any losses our processing partners may suffer as a result of losses caused by our provider clients and their patients, including losses caused by chargebacks and fraud. Thus, in the event of a significant loss by our processing partners, we may be required to pay out a large amount of cash in one or two business days following such event and, if we do not have sufficient cash on hand, may be deemed in breach of such contracts. A contractual dispute with our processing partners could adversely impact our revenue. Certain contracts may expire or be terminated, and we may not be able to enter into a new payment processor relationship that replicates the associated revenue for a considerable period of time.
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
While our suppliers and contract manufacturers have generally met our demand for products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for products, either because of acts of nature, the nature of our agreements with those manufacturers or our relative importance to them as a customer, and our manufacturers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change contract manufacturers due to any change in or termination of our relationships with these third parties, or if our manufacturers are unable to obtain the materials they need to produce our products at consistent prices or at all (including, without limitation, because of the effect of tariffs or other trade restrictions), we may lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our client relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.
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
If our third-party suppliers fail to deliver the required quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality on a timely basis, the supply of our products to clients and the development of any future products will be delayed, limited or prevented, which could have a material adverse effect on our business, financial condition and results of operations.
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
However, we have experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our services, and we may experience more significant interruptions in the future. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic break-ins or other catastrophic events, could affect the security or availability of our services and prevent or inhibit the ability of our partners to access our services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or negatively impact our relationship with our clients, our business, results of operations and financial condition. To operate without interruption, both we and our service providers must guard against:
•damage from fire, power loss and other natural disasters;
•telecommunications failures;
•software and hardware errors, failures and crashes;
•security breaches, computer viruses and similar disruptive problems; and
•other potential interruptions.
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
There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition, and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:
•difficulty integrating the purchased operations, products or technologies and maintaining the quality and security standards consistent with our brand;
•the need to integrate or implement additional controls, procedures and policies;
•unanticipated costs or liabilities associated with the acquisition;
•our inability to comply with the regulatory requirements applicable to the acquired business;
•substantial unanticipated integration costs;
•assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;
•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition;
•the loss of key employees, particularly those of the acquired operations;

•difficulty retaining or developing the acquired business’ customers;
•adverse effects on our existing business relationships;
•failure to realize the potential cost savings or other financial benefits or the strategic benefits of the acquisitions, including failure to consummate any proposed or contemplated transaction; and
•liabilities from the acquired businesses for infringement of intellectual property rights or other claims and failure to obtain indemnification for such liabilities or claims.
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
Our operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:
•the extent to which our services achieve or maintain market acceptance;
•our ability to introduce new services and enhancements to our existing services on a timely basis;
•new competitors and the introduction of enhanced products and services from new or existing competitors;
•the length of our contracting and implementation cycles;
•the financial condition of our current and potential clients;
•the ability of our Platform to integrate with the systems, including EHR and PM systems, utilized by our provider clients;
•changes in client budgets and procurement policies;
•amount and timing of our investment in research and development activities;
•technical difficulties or interruptions in our services;
•our ability to hire and retain qualified personnel, including the rate of expansion of our sales force;
•changes in the regulatory environment related to healthcare;
•regulatory compliance costs;
•the timing, size and integration success of potential future acquisitions; and
•unforeseen legal expenses, including litigation and settlement costs.

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
As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our results of operations or otherwise harm our future operating results.
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
These factors may contribute to substantial fluctuations in our operating results, particularly in the near term and during any period in which our sales volume is relatively low. As a result, in future reporting periods, our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.
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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending January 31, 2021, provide a management report on the internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act.
Prior to our initial public offering, or IPO, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our financial statements as of and for the fiscal year ended January 31, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
To address this material weakness, we have hired and will continue hiring additional accounting personnel and implement process level and management review controls. While we are implementing a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations.
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
Business or economic disruptions or global health concerns have and may continue to seriously harm our business and increase our costs and expenses.
Broad-based business or economic disruptions could adversely affect our business. For example, in December 2019 an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and it has spread to a number of other countries, including the United States and more specifically, New York, New York where our primary office is located. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, business and school closures and other public health safety measures. COVID-19 has and may continue to materially and adversely impact our business and results of operations due to, among other factors:
•a general decline in business activity including the impact of our clients' office closures;
•a disproportionate impact on the healthcare groups and other healthcare professionals with whom we contract;
•disruptions to our supply chains and our third-party vendors, partners, and suppliers;
•difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;
•the potential negative impact on the health or productivity of employees, especially if a significant number of them are impacted;

•a deterioration in our ability to ensure business continuity during a disruption; and
•social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty which has and may continue to adversely affect our results of operations, financial condition and cash flows.
If our services fail to provide accurate and timely information, or if our content or any other element of our service is associated with errors or malfunctions, we could have liability to clients, providers or patients which could adversely affect our results of operations.
Our software, content and services are used to assist medical groups, health systems and payors with managing the patient intake process and to empower patients and healthcare organizations as they navigate the challenges of an evolving healthcare system. If our software, content or services fail to provide accurate and timely information or are associated with errors or malfunctions, then clients, providers or patients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry and cause demand for our services to decline.
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
Our payments platform is a core element of our business. For the fiscal year ended January 31, 2020, our payments platform generated 37% of our total revenue. Our future success depends in large part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to their healthcare providers through our payments platform, were to be reduced as a result of disruptions in the payment processing industry, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations.
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
We provide a payments solution for the secure processing of patient payments. Our payment processing tools can connect to multiple clearinghouses and can also connect directly with patients. We have developed partnerships with primary credit card processors in the United States to facilitate payment processing, and are registered with Visa, MasterCard, American Express, Discover and other card networks as service providers for acquiring member institutions. These card networks set the operating rules and standards with which we must comply. The termination of our status as a certified service provider, a decision by the card networks to exclude payment facilitators or bar us from serving as such, or any changes in network rules or standards, including interpretation and implementation of the operating rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our clients or partners, could adversely affect our business, financial condition or results of operations.
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
As of January 31, 2020, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $124.5 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Act, the amount of post 2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.
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
A number of federal and state laws, including anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims, apply to healthcare providers and others that make, offer, seek or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and, in some instances, any private program. For example, the federal Anti-Kickback Statute prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, covertly or overtly, in cash or in kind, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated.
On October 9, 2019, OIG and CMS proposed further modifications to the federal Anti-Kickback Statute and the Physician Self-Referral Law, or the Stark Law. Under the proposed rules, OIG proposes to add safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers and others. CMS also proposed multiple new exceptions and revisions to current exceptions for value-based arrangements under the Stark Law. It is unknown at this time which, if any, of these modifications will go into effect and what effect it will have on our business.
HIPAA, as amended by the HITECH Act, and their respective implementing regulations, also impose criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors) or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, could cause us to be disqualified from serving clients doing business with government payors and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
There are federal and state laws that forbid the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), in exchange for patient referrals, patient brokering, remuneration of patients or billing based on referrals between individuals and/or entities that have various financial, ownership or other business relationships. In many cases, billing for care arising from such actions is illegal. These limitations can vary widely from state to state, and application of these state laws, the federal anti-inducement law and the Stark Law is very complex. Any determination by a state or federal regulatory agency that any of our clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
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

These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability and could, among other things, adversely affect demand for our services, force us to expend significant capital, research and development and other resources to address the failure, invalidate all or portions of some of our contracts with our clients, require us to change or terminate some portions of our business, require us to refund portions of our revenue, cause us to be disqualified from serving clients doing business with government payors, and give our clients the right to terminate our contracts with them, any one of which could have an adverse effect on our business.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the fiscal year ended January 31, 2020 our net cash provided by operating activities was $0.8 million and for the fiscal year ended January 31, 2019, our net cash used in operating activities was $2.1 million. As of January 31, 2020, we had $90.3 million of cash and cash equivalents, which are held for working capital purposes. As of January 31, 2020, we had $20.0 million of outstanding borrowings under our credit facility and $0 outstanding under our revolving line of credit, with the ability to borrow up to an additional $25.0 million in term loan borrowings and $25.0 million in our revolving line of credit. Borrowings under our credit facility are secured by substantially all of our properties, rights and assets, excluding intellectual property.
Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:
•finance unanticipated working capital requirements;
•develop or enhance our technological infrastructure and our existing products and services;
•fund strategic relationships, including joint ventures and co-investments;
•fund additional implementation engagements;
•respond to competitive pressures; and
•acquire complementary businesses, technologies, products or services.
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

Risks relating to ownership of our common stock
Our share price may be volatile, and you could lose all or part of your investment.
The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including:
•market conditions in the broader stock market in general, or in our industry in particular;
•actual or anticipated fluctuations in our quarterly financial reports and results of operations;
•our ability to satisfy our ongoing capital needs and unanticipated cash requirements;
•indebtedness incurred in the future;
•introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales of large blocks of our common stock;
•additions or departures of key personnel;
•regulatory developments;
•litigation and governmental investigations;
•economic and political conditions or events; and
•our sale of common stock or other securities in the future.
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
If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of January 31, 2020, we had a total of 36,610,763 shares of common stock outstanding. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
In addition, certain stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. We also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market, subject to volume limitations under Rule 144 for our executive officers and directors.
Sales of our common stock pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our common stock to fall and make it more difficult for you to sell shares of our common stock.
Additionally, certain of our employees, executive officers and directors have entered or may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, officer, or director when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information, subject to the Rule 144 limitations referred to above.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than 75% of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than 75% of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our amended and restated certificate of incorporation; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
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
This choice of forum provision may impose additional litigation costs on stockholders in pursuing such claims, particularly if the stockholders do not reside in or near the state of Delaware. Additionally, the forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or otherwise would choose to bring the action, and such judgments made be more or less favorable to us than our stockholders. Alternatively, if a court were to find the choice of forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
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
We are an emerging growth company, as defined in the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior July 31st; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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
As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company prior to our IPO. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the Securities and Exchange Commission, or SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the New York Stock Exchange to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Act was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from their initial public offerings. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a facility containing 18,000 square feet of office space, which is located at 432 Park Avenue South, New York, NY 10016. The lease expires in 2021. We also lease 19,074 square feet of office space at 1 Hines Road, Suite 110, Kanata Ontario K2K 3C7 and 16,120 square feet of office space at 434 Fayetteville Street, Raleigh, NC 27601. These leases expire in 2021 and 2023, respectively.

Item 3. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock began trading on the New York Stock Exchange, or NYSE, under the symbol "PHR" on July 18, 2019. Prior to that time, there was no public market for our common stock.

Stock Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Phreesia, Inc. under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act.
The following graph shows a comparison from July 18, 2019, the date on which our common stock first began trading the NYSE, through January 31, 2020 of the cumulative total stockholder return on our common stock, the NYSE Composite Index and the S&P 500, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stockholders

We had approximately 71 stockholders of record as of April 21, 2020; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate declaring or paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, restrictions that may be imposed by applicable law and our contracts and other factors the board of directors deems relevant. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our credit facility with Silicon Valley Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Securities

The following list sets forth information regarding all unregistered securities sold by us in the period covered by this Annual Report on Form 10-K. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.
1.On November 7, 2016, we issued to Orix Finance Equity Investors, LP a warrant to purchase up to 336,280 shares of our Senior A preferred stock at an exercise price of $3.00 per share. In connection with our initial public offering, or IPO, the warrant automatically converted into a warrant to purchase up to 153,041 shares of our common stock. On January 9, 2020, we issued 115,839 shares of our common stock upon the cashless exercise of the warrant based on a fair market value of $27.11 per share as determined under the terms of such warrant.
2.On February 28, 2019, we issued to Silicon Valley Bank a warrant to purchase up to 75,137 shares of our common stock at an exercise price of $8.02 per share. On September 17, 2019, we issued 53,023 shares of our common stock upon the cashless exercise of the warrant based on a fair market value of $27.25 per share as determined under the terms of such warrant.
3.On February 28, 2019, we issued to WestRiver Innovation Lending Fund VII, L.P. a warrant to purchase up to 75,137 shares of our common stock at an exercise price of $8.02 per share.
4.Between February 1, 2019 and July 25, 2019, under our Amended and Restated 2006 Stock Option and Grant Plan, as amended, or the 2006 Plan, 45,858 shares of common stock have been issued upon the exercise of stock options pursuant to the 2006 Plan, at exercise prices between $8.03 and $25.08, for an aggregate exercise price of $466.
5.Between February 1, 2019 and July 25, 2019, under our 2018 Stock Option and Grant Plan, as amended, or the 2018 Plan, we issued to certain of our employees, consultants and board members options to purchase an aggregate of 1,220,259 shares of our common stock, with a weighted-average exercise price of $8.63, and an aggregate of 449,383 restricted stock units to be settled in shares of our common stock in exchange for their services to us. During that period, 2,993 shares of common stock have been issued upon the exercise of stock options pursuant to the 2018 Plan, at exercise prices between $8.03 and $11.89, for an aggregate exercise price of $31.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe that such transactions were exempt from the registration requirements of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, by virtue of Section 4(a)(2) of the Securities Act because the issuance of such securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with the distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Issuer Purchases of Equity Securities

Not applicable.

Use of Proceeds from Public Offering of Common Stock

On July 22, 2019, we closed our IPO of 10,681,423 shares of common stock, consisting of 7,812,500 shares issued and sold by us and 2,868,923 shares sold by certain of our selling stockholders. The price per share to the public was $18.00. We received aggregate proceeds of $130.8 million from the IPO, net of underwriters’ discounts and commissions of $9.8 million, and before deducting offering costs of approximately $6.4 million. The proceeds to us were used in line with the section titled “Use of Proceeds” in the prospectus for our IPO. All of the shares issued and sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-232264), which was declared effective by the SEC on July 17, 2019. J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and William Blair & Company L.L.C. acted as joint book-running managers of the offering and as representatives of the underwriters. No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10% or more of any class of our equity securities or to any other affiliates.
There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act. We are holding the balance of the net proceeds in cash, cash equivalents and investments. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.
On December 17, 2019, we closed our follow-on offering, or Follow-On, of 7,762,500 shares of common stock sold by certain of our selling stockholders. The price per share to the public was $26.00. We did not receive any proceeds from the Follow-On. All of the shares issued and sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-235439), which was declared effective by the SEC on December 12, 2019. J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and William Blair & Company L.L.C. acted as joint book-running managers of the offering and as representatives of the underwriters. No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10% or more of any class of our equity securities or to any other affiliates.

Item 6. Selected financial data

The selected financial data set forth below should be read together with our financial statements and the related notes to those statements, as well as the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statements of operations data for the years ended January 31, 2020, 2019 and 2018 and the balance sheet data as of January 31, 2020 and 2019 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. In the opinion of management, the financial data reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information in those statements. Our historical results are not necessarily indicative of results that may be expected in the future.

	Fiscal year ended January 31,
(in thousands, except share and per share data)	2020	2019	2018
Statement of operations data:
Revenue
Subscription and related services	$56,357	$43,928	$32,430
Payment processing fees	46,500	36,881	28,671
Life sciences	21,927	19,080	18,733
Total revenue	124,784	99,889	79,834
Expenses
Cost of revenue (excluding depreciation and amortization) (3)	16,831	15,105	12,562
Payment processing expense	27,889	21,892	17,209
Sales and marketing (3)	32,357	26,367	24,761
Research and development (3)	18,623	14,349	11,377
General and administrative (3)	30,458	20,076	18,838
Depreciation	8,753	7,552	6,832
Amortization	5,171	4,042	2,808
Total expenses	140,082	109,382	94,387
Operating loss	(15,298)	(9,494)	(14,553)
Other income (expense)
Other income (expense)	(1,023)	(7)	602
Change in fair value of warrant liability	(3,307)	(2,058)	(598)
Interest income (expense)	(2,445)	(3,504)	(3,642)
Total other income (expense)	(6,775)	(5,568)	(3,639)
Loss before benefit from (provision for) income taxes	(22,073)	(15,062)	(18,192)
Benefit from (provision for) income taxes	1,780	—	—
Net loss	(20,293)	(15,062)	(18,192)
Preferred stock dividends paid	(14,955)	—	—
Accretion of redeemable preferred stock	(56,175)	(30,199)	(19,981)
Net loss attributable to common stockholders	$(91,423)	$(45,261)	$(38,173)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(4.50)	$(24.53)	$(24.81)
Weighted-average common shares outstanding, basic and diluted(1)	20,301,189	1,844,929	1,538,600

Adjusted EBITDA(2)	$4,803	$3,548	$(4,109)
(1)See Note 14 to our financial statements for details on the calculation of basic and diluted net loss per share attributable to common stockholders.
(2)Adjusted EBITDA is a non-GAAP financial measure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures — Adjusted EBITDA " for our definition of Adjusted EBITDA.
(3)Includes stock-based compensation expense as shown below.

	Fiscal year ended January 31,
(in thousands)	2020	2019	2018
Stock-based compensation
Cost of revenue	$110	$—	$—
Sales and marketing	1,370	298	137
Research and development	796	247	78
General and administrative	3,901	902	590
Total stock compensation expense	$6,177	$1,447	$805

	As of January 31,
(in thousands)	2020	2019	2018
Balance sheet data:
Cash and cash equivalents	$90,315	$1,543	$10,503
Total assets	158,758	59,262	57,136
Long-term debt and capital leases, net of discount, including current portion	23,864	32,285	22,934
Preferred stock warrant liability	—	5,498	3,440
Redeemable preferred stock	—	206,490	176,291
Common stock and additional paid in capital	386,749	20	16
Total stockholders’ equity (deficit)	101,865	(210,974)	(167,683)

Item 7. Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends January 31. References to fiscal 2020, 2019, and 2018 refer to the fiscal years ended January 31, 2020, 2019, and 2018.
Financial Highlights
Fiscal 2020
•Total revenue increased 25% to $124.8 million in fiscal 2020, compared with $99.9 million in fiscal 2019.
•Net loss was $20.3 million in fiscal 2020, compared with $15.1 million in fiscal 2019.
•Adjusted EBITDA was positive $4.8 million in fiscal 2020, compared with positive $3.5 million in fiscal 2019.
•Cash provided by operating activities was $0.8 million and free cash flow was negative $11.5 million in fiscal 2020.
Fiscal 2019
•Total revenue increased 25% to $99.9 million in fiscal 2019, compared with $79.8 million in fiscal 2018.
•Net loss was $15.1 million in fiscal 2019, compared with $18.2 million in fiscal 2018.
•Adjusted EBITDA was positive $3.5 million in fiscal 2019, compared with negative $4.1 million in fiscal 2018.
For a reconciliation of Adjusted EBITDA to net loss and free cash flow, to cash provided by (used in) operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”

Overview

We are a leading provider of comprehensive solutions that transform the healthcare experience by engaging patients in their care and enabling healthcare provider organizations to optimize operational efficiency, improve profitability and enhance clinical care. As evidenced in industry survey reports from KLAS, we have been recognized as a leader based on our integration capabilities with healthcare provider organizations, the broad adoption of our patient intake functionalities and by overall client satisfaction. Through the SaaS-based Phreesia Platform, which we refer to as the Phreesia Platform or our Platform, we offer our provider clients a robust suite of solutions to manage the patient intake process and an integrated payments solution for secure processing of patient payments. Our Platform also provides life sciences companies with an engagement channel for targeted and direct communication with patients.
We serve an array of healthcare provider organizations of all sizes from single-specialty practices, which include internal and family medicine, urology, dermatology and orthopedics, to large, multi-specialty groups. Our life sciences business additionally serves clients in the pharmaceutical, biotechnology and medical device industries.
We derive revenue from (i) subscription fees from healthcare provider organizations for access to the Phreesia Platform and related professional services fees, (ii) payment processing fees based on levels of patient payment volume processed through the Phreesia Platform and (iii) fees from life sciences companies to deliver marketing content to patients using the Phreesia Platform. We have strong visibility into our business as the majority of our revenue is derived from recurring subscription fees and re-occurring payment processing fees.

We market and sell our products and services to provider clients throughout the United States using a direct sales organization divided into several highly-targeted and coordinated teams, which are concentrated in Raleigh, North Carolina, New York, New York and Ottawa, Canada. Our demand generation team develops content and identifies prospects that our sales development team researches and qualifies to generate high-grade, actionable sales programs. Our direct sales force executes on these qualified sales programs, partnering with client services to ensure prospects are educated on the breadth of our capabilities and demonstrable value proposition, with the goal of attracting and retaining clients and expanding their use of our Platform over time. Most of our Platform solutions are contracted pursuant to annual, auto-renewing agreements. Our sales typically involve competitive processes and sales cycles have, on average, varied in duration from two months to eight months, depending on the size of the potential client. In addition, through Phreesia University (Phreesia’s in-house training program), events, client conferences and webinars, we help our provider clients optimize their businesses and, as a result, support client retention.
Since our inception, we have not marketed or sold our products internationally. Accordingly, all of our revenue from historical periods has come from the United States, and our current strategy is to continue to focus our sales efforts within the United States.
Our revenue growth has been entirely organic and reflects our significant addition of new provider clients and increased revenue from existing clients. New provider clients are defined as clients that go live in the applicable period and existing provider clients are defined as clients that go live in any period before the applicable period.

Recent developments
Offerings
In July 2019, we closed our initial public offering, or IPO, of 10,681,423 shares of common stock, consisting of 7,812,500 shares issued and sold by us and 2,868,923 shares sold by certain of our selling stockholders. The price per share to the public was $18.00. We received aggregate proceeds of $130.8 million from the IPO, net of underwriters’ discounts and commissions of $9.8 million, and before deducting offering costs of approximately $6.4 million.
On December 17, 2019, we closed a following-on offering of 7,762,500 shares of common stock sold by certain selling stockholders. We did not receive any proceeds from the follow-on offering but did incur $1.0 million in transaction costs.
COVID-19
In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and spread to a number of other countries, including the United States, where we have offices in New York City and Raleigh, N.C., and to Canada, where our Ottawa office is located. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The impact of the outbreak has been rapidly evolving and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, business and school closures and other public health safety measures, which, in turn, have resulted in a decline in patient visits. Because our business relies, in part, on the growth and success of our clients and certain revenues are driven by patient engagements, the decline in patient visits due to the cancellation and rescheduling of non-essential and elective visits will directly impact our revenue as follows:
•Life sciences: Because our life sciences revenue is driven by the number of patients receiving targeted messages, the recent decline in patients visits has, and will likely continue to, directly impact our revenue earned through patient engagements.
•Payment processing: The decline in non-essential and elective visits has, and will likely continue to, also directly impact the revenue we receive from payment processing tools.
•Subscription and related services: The current travel restrictions and provider office closures has, and will likely continue to, impact our subscription and related services revenue because of disruptions to sales processes and client implementations.
Key metrics

We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	For the fiscal year ended January 31,		Change
	2020	2019	Amount	%
Key Metrics:
Provider clients (average over period)	1,571	1,490	81	5%
Average revenue per provider client	$65,486	$54,231	$11,255	21%
Patient payment volume (in millions)	$1,865	$1,446	$419	29%

	For the fiscal year ended January 31,		Change
	2019	2018	Amount	%
Key Metrics:
Provider clients (average over period)	1,490	1,416	74	5%
Average revenue per provider client	$54,231	$43,163	$11,068	26%
Patient payment volume (in millions)	$1,446	$1,106	$340	31%

•Provider clients. We define provider clients as the average number of healthcare provider organizations that generate revenue each month during the applicable period. In one specific case wherein we act as a subcontractor providing white-label services to our partner’s clients, we treat this contractual relationship as a single provider client. We believe growth in the number of provider clients is a key indicator of the performance of our business and depends, in part, on our ability to successfully develop and market our Platform to healthcare provider organizations that are not yet clients. While growth in the number of provider clients is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future provider client growth. For example, as the number of provider clients increases, we may need to add to our customer support team and invest to maintain effectiveness and performance of our Platform and software for our provider clients and their patients. The growth rate of the number of provider clients decreased in fiscal 2018, fiscal 2019, and fiscal 2020, which may continue in the future as the size of our provider client base increases.
•Average revenue per provider client. We define average revenue per provider client as the total subscription and related services and payment processing revenue generated from provider clients in a given period divided by the average number of provider clients that generate revenue each month during that same period. We are focused on continually delivering value to our provider clients and believe that our ability to increase average revenue per provider client is an indicator of the long-term value of our existing provider client relationships.
•Patient payment volume. We measure patient payment volume as the total dollar volume of transactions between our provider clients and their patients utilizing our payment platform, including via credit and debit cards, cash and check. Patient payment volume is a major driver of our payment processing revenue, and we believe that patient payment volume is an indicator of both the underlying health of our provider clients’ businesses and the continuing shift of healthcare costs to patients Credit and debit patient payment volume processed through our payment facilitator model represented 82%, 83%, and 83% of our patient payment volume in fiscal 2020, 2019, and 2018, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions.
Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss, before net interest expense (income), benefit from (provision for) income taxes, depreciation and amortization, and before non-cash based compensation expense, non-cash change in fair value of warrant liability and other net income (expense).

We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. We have presented Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:
•although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; or (3) tax payments that may represent a reduction in cash available to us; (4) net interest expense (income); and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2020	2019	2018
Net loss	$(20,293)	$(15,062)	$(18,192)
Interest (income) expense	2,445	3,504	3,642
Depreciation and amortization	13,924	11,594	9,640
Stock-based compensation expense	6,177	1,447	805
Change in fair value warrant liability	3,307	2,058	598
(Benefit from) provision for income taxes	(1,780)	—	—
Other (income) expense	1,023	7	(602)
Adjusted EBITDA	$4,803	$3,548	$(4,109)

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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	For the fiscal years ended
(in thousands)	2020	2019	2018
Net cash provided by (used in) operating activities	$826	$(2,130)	$(11,142)
Less:
Capitalized internal-use software	(5,305)	(5,109)	(5,375)
Purchases of property and equipment	(7,015)	(4,724)	(6,590)
Free cash flow	$(11,494)	$(11,963)	$(23,107)

Results of operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	For the fiscal years ended January 31,			For the fiscal years ended January 31,
(in thousands)	2020	2019	2018	2020	2019	2018
Revenue
Subscription and related services	$56,357	$43,928	$32,430	45%	44%	41%
Payment processing fees	46,500	36,881	28,671	37%	37%	36%
Life sciences	21,927	19,080	18,733	18%	19%	23%
Total revenue	$124,784	$99,889	$79,834	100%	100%	100%
Expenses
Cost of revenue (excluding depreciation and amortization)	$16,831	$15,105	$12,562	13%	15%	16%
Payment processing expense	27,889	21,892	17,209	22%	22%	22%
Sales and marketing	32,357	26,367	24,761	26%	26%	31%
Research and development	18,623	14,349	11,377	15%	14%	14%
General and administrative	30,458	20,076	18,838	24%	20%	24%
Depreciation	8,753	7,552	6,832	7%	8%	9%
Amortization	5,171	4,042	2,808	4%	4%	4%
Total expenses	$140,082	$109,383	$94,387	111%	109%	120%
Operating loss	$(15,298)	$(9,494)	$(14,553)	(11)%	(9)%	(20)%
Other Income (expense)
Other income (expense)	(1,023)	(7)	602	(5)%	—%	1%
Change in fair value of warrant liability	(3,307)	(2,058)	(598)	(3)%	(2)%	(1)%
Interest income (expense)	(2,445)	(3,504)	(3,642)	1%	(4)%	(5)%
Total other income (expense)	$(6,775)	$(5,568)	$(3,639)	(7)%	(6)%	(5)%
Net loss before benefit from (provision for) income taxes	$(22,073)	$(15,062)	$(18,192)	(18)%	(15)%	(25)%
Benefit from (provision for) income taxes	1,780	—	—	1%	—%	—%
Net loss	$(20,293)	$(15,062)	$(18,192)	(17)%	(15)%	(25)%

Components of statements of operations
Revenue
We generate revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. We derive revenue from subscription fees and related services generated from our provider clients for access to the Phreesia Platform, payment processing fees based on the levels of patient payment volume processed through the Phreesia Platform, and from digital marketing revenue from life sciences companies to reach, educate and communicate with patients when they are most receptive and actively seeking care.
Our total revenue consists of the following:
•Subscription and related services. We primarily generate subscription fees from our provider clients based on the number of providers that subscribe to and utilize the Phreesia Platform. Our provider clients are typically billed monthly in arrears, though in some instances, provider clients may opt to be billed quarterly or annually in advance. Subscription fees are typically auto-debited from provider clients’ accounts every month. As we target and add larger enterprise provider clients, these clients may choose to contract differently than our typical per provider subscription model. To the extent we charge in an alternative manner with larger enterprise provider clients, we expect that such a pricing model will recur and, combined with our per provider subscription fees, will increase as a percentage of our total revenue.
In addition, we receive certain fees from provider clients for professional services associated with our implementation services as well as travel and expense reimbursements, shipping and handling fees, sales of hardware (PhreesiaPads and Arrivals Stations), on-site support and training.
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through the Phreesia Platform. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 82%, 83%, and 83% of our patient payment volume in fiscal 2020, 2019, and 2018, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions.
•Life sciences. We generate revenue from the sale of digital marketing solutions to life sciences companies. As we expand our provider client base, we increase the number of new patients we can reach to deliver targeted marketing content on behalf of our life sciences clients.
Cost of revenue (excluding depreciation and amortization)
Our cost of revenue primarily consists of personnel costs, including salaries, benefits, bonuses and stock-based compensation for implementation and technical support, and costs to verify insurance eligibility and benefits, infrastructure costs to operate our Platform such as hosting fees and fees paid to various third-party partners for access to their technology.
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
General and administrative
General and administrative expense consists primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation for our executive, finance, legal, human resources, information technology and other administrative personnel. General and administrative expense also includes consulting, legal, security, accounting services and allocated overhead. We expect general and administrative expense to continue to increase in absolute dollars as we grow our operations and continue to operate as a public company, although we expect such expense to decline as a percentage of total revenue over time.
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
Other income (expense)
Our other income and loss line items consist of the following:
•Other income (expense). Other income (expense) consists of foreign currency-related gains and losses and other income (expense).
•Change in fair value of warrant liability. Prior to our initial public offering, the Company had preferred stock warrants which were marked to market based on third-party valuations and the change in fair value was recorded in other income (expense). Upon the closing of our IPO, the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock. Upon such conversion, we reclassified the warrants to equity and recorded the then current value of the warrant liability on the date of reclassification to additional paid-in-capital, a component of stockholders’ equity.
•Interest income. Interest income consists of interest earned on our cash and cash equivalent balances. Interest income has not been material to our operations to date.
•Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations as well as amortization of discounts and deferred financing costs.
Benefit from (provision for) income taxes
Based upon our operating losses during fiscal 2020, 2019, and 2018 and the available evidence, we have determined that it is more likely than not that the deferred tax assets as of January 31, 2020 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax asset totaling approximately $35.4 million and $29.9 million as of January 31, 2020 and 2019, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.
Comparison of fiscal 2020 versus fiscal 2019 and comparison of fiscal 2019 versus fiscal 2018
Revenue

	Fiscal year ended January 31,
	2020	2019	$ Change	% Change
Subscription and related services	$56,357	$43,928	$12,429	28%
Payment processing fees	46,500	36,881	9,619	26
Life sciences	21,927	19,080	2,847	15
Total revenue	$124,784	$99,889	$24,895	25%
•Subscription and related services. Our subscription and related services revenue from healthcare organizations increased $12.4 million to $56.4 million for fiscal 2020, as compared to $43.9 million for fiscal 2019, primarily due to expansion of and cross-selling to existing clients as well as new provider clients added during the year.

•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $9.6 million to $46.5 million for fiscal 2020, as compared to $36.9 million for fiscal 2019 due to the addition of more provider clients, expansion of existing provider clients, and increased patient financial responsibility for their care.
•Life sciences. Our revenue from life science clients for digital marketing increased $2.8 million to $21.9 million for fiscal 2020, as compared to $19.1 million for fiscal 2019 due to an increase in new digital marketing solutions programs and higher patient outreach among the existing programs.

	Fiscal year ended January 31,
	2019	2018	$ Change	% Change
Subscription and related services	$43,928	$32,430	$11,498	35%
Payment processing fees	36,881	28,671	8,210	29
Life sciences	19,080	18,733	347	2
Total revenue	$99,889	$79,834	$20,055	25%
•Subscription and related services. Our subscription and related services revenue from healthcare provider organizations increased $11.5 million to $43.9 million for fiscal 2019, as compared to $32.4 million for fiscal 2018 due to new provider clients added during the year and increased revenue from the expansion of products and services offered to existing provider clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $8.2 million to $36.9 million for fiscal 2019, as compared to $28.7 million for fiscal 2018 due to the addition of more provider clients, expansion of existing provider clients, and increased patient financial responsibility for their care.
•Life sciences. Our revenue from life science clients for digital marketing increased $0.4 million to $19.1 million for fiscal 2019, as compared to $18.7 million for fiscal 2018 due to an increase in sales of digital marketing solutions to life sciences clients.
Cost of revenue (excluding depreciation and amortization)

	Fiscal year ended January 31,
(in thousands)	2020	2019	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$16,831	$15,105	$1,726	11%
Cost of revenue (excluding depreciation and amortization) increased $1.7 million to $16.8 million for fiscal 2020, as compared to $15.1 million for fiscal 2019. The increase resulted primarily from increases in implementation and deployment costs of $1.3 million and payments to third-party partners of $0.2 million.
Stock compensation incurred related to cost of revenue was $0.1 million and $0 for fiscal 2020 and fiscal 2019, respectively.

	Fiscal year ended January 31,
(in thousands)	2019	2018	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$15,105	$12,562	$2,543	20%
Cost of revenue (excluding depreciation and amortization) increased $2.5 million to $15.1 million for fiscal 2019, as compared to $12.6 million for fiscal 2018. The increase resulted primarily from increases in implementation and deployment costs, technical support, data center hosting and payments to third-party partners. Approximately $0.7 million of the increase related to one-time hardware costs associated with the sale of PhreesiaPads and Arrivals Stations.
There was no stock compensation incurred related to cost of revenue for fiscal 2019 and fiscal 2018.
Payment processing expense

	Fiscal year ended January 31,
(in thousands)	2020	2019	$ Change	% Change
Payment processing expense	$27,889	$21,892	$5,997	27%
Payment processing expense increased $6.0 million to $27.9 million in fiscal 2020, as compared to $21.9 million for fiscal 2019. The increase resulted primarily from increases to interchange and assessment expenses, which are the primary components of our transaction costs, driven by a growth in clients and related transactions.

	Fiscal year ended January 31,
(in thousands)	2019	2018	$ Change	% Change
Payment processing expense	$21,892	$17,209	$4,683	27%
Payment processing expense increased $4.7 million to $21.9 million in fiscal 2019, as compared to $17.2 million for fiscal 2018. The increase resulted primarily from increases to interchange and assessment expenses, which are the primary components of our transaction costs, driven by a growth in clients and related transactions.
Sales and marketing

	Fiscal year ended January 31,
(in thousands)	2020	2019	$ Change	% Change
Sales and marketing	$32,357	$26,367	$5,990	23%
Sales and marketing expense increased $6.0 million to $32.4 million for fiscal 2020, as compared to $26.4 million for fiscal 2019. The increase was primarily attributable to compensation increases driven by a growth in sales and marketing headcount.
Stock compensation incurred related to sales and marketing expense was $1.3 million and $0.3 million for fiscal 2020 and fiscal 2019, respectively.

	Fiscal year ended January 31,
(in thousands)	2019	2018	$ Change	% Change
Sales and marketing	$26,367	$24,761	$1,606	6%
Sales and marketing expense increased $1.6 million to $26.4 million for fiscal 2019, as compared to $24.8 million for fiscal 2018. The increase was primarily attributable to compensation increases, from a growth in sales and marketing headcount, of $1.0 million, an increase in marketing payments to third-party partners of $0.5 million, and an increase in other sales and marketing related expenses of $0.1 million.
Stock compensation incurred related to sales and marketing expense was $0.3 million and $0.1 million for fiscal 2019 and fiscal 2018, respectively.
Research and development

	Fiscal year ended January 31,
(in thousands)	2020	2019	$ Change	% Change
Research and development	$18,623	$14,349	$4,274	30%
Research and development expense increased $4.3 million to $18.6 million for fiscal 2020, as compared to $14.3 million for fiscal 2019. The increase resulted primarily from increased compensation, driven by an increase in headcount, to our research and development personnel of $2.0 million. The growth is also the result of an increase in development expenses related to client digital marketing programs of $1.4 million and an increase in product management of $1.3 million.
Stock compensation incurred related to research and development expense was $0.8 million and $0.2 million in fiscal 2020 and fiscal 2019, respectively.

	Fiscal year ended January 31,
(in thousands)	2019	2018	$ Change	% Change
Research and development	$14,349	$11,377	$2,972	26%
Research and development expense increased $3.0 million to $14.3 million for fiscal 2019, as compared to $11.4 million for fiscal 2018. The increase resulted primarily from increased compensation, driven by an increase in headcount, to our research and development personnel of $2.7 million, an increase in payments to third-party partners of $0.1 million, and an increase in outside services and other expenses of $0.2 million.
Stock compensation incurred related to research and development expense was $0.2 million and $0.1 million in fiscal 2019 and fiscal 2018, respectively.
General and administrative

	Fiscal year ended January 31,
(in thousands)	2020	2019	$ Change	% Change
General and administrative	$30,458	$20,076	$10,382	52%
General and administrative expense increased $10.4 million to $30.5 million for fiscal 2020, as compared to $20.1 million for fiscal 2019. The increase resulted primarily from increases in accounting and legal fees, stock compensation expense, compliance costs, salaries, and insurance for coverage required to operate as a public company.
Stock compensation incurred related to general and administrative expense was $3.8 million and $0.9 million in fiscal 2020 and fiscal 2019, respectively.

	Fiscal year ended January 31,
(in thousands)	2019	2018	$ Change	% Change
General and administrative	$20,076	$18,838	$1,238	7%
General and administrative expense increased $1.2 million to $20.1 million for fiscal 2019, as compared to $18.8 million for fiscal 2018. The increase resulted primarily from increased spend on information technology security, legal and accounting fees.
Stock compensation incurred related to general and administrative expense was $0.9 million and $0.6 million in fiscal 2019 and fiscal 2018, respectively.
Depreciation

	Fiscal year ended January 31,
(in thousands)	2020	2019	$ Change	% Change
Depreciation	$8,753	$7,552	$1,201	16%
Depreciation expense increased $1.2 million to $8.8 million for fiscal 2020, as compared to $7.6 million for fiscal 2019. The increase was attributable to PhreesiaPad, Arrivals Stations and data center depreciation.

	Fiscal year ended January 31,
(in thousands)	2019	2018	$ Change	% Change
Depreciation	$7,552	$6,832	$720	11%
Depreciation expense increased $0.7 million to $7.6 million for fiscal 2019, as compared to $6.8 million for fiscal 2018. The increase was attributable to PhreesiaPad, Arrivals Stations and data center depreciation.
Amortization

	Fiscal year ended January 31,
(in thousands)	2020	2019	$ Change	% Change
Amortization	$5,171	$4,042	$1,129	28%
Amortization expense increased $1.1 million to $5.2 million for fiscal 2020, as compared to $4.0 million for fiscal 2019. The increase was due to increased capitalized internal-use software development costs as well as an increase in intangibles amortization.

	Fiscal year ended January 31,
(in thousands)	2019	2018	$ Change	% Change
Amortization	$4,042	$2,808	$1,234	44%
Amortization expense increased $1.2 million to $4.0 million for fiscal 2019, as compared to $2.8 million for fiscal 2018. The increase was due to increased capitalized internal-use software development costs.

Other income (expense)

	Fiscal year ended January 31,
(in thousands)	2020	2019	$ Change	% Change
Other income (expense)	$(1,023)	$(7)	$(1,016)	14,514%
The fiscal year ended January 31, 2020 includes a loss recognized on extinguishment of debt of $1.0 million, partially offset by foreign currency-related gains.

	Fiscal year ended January 31,
(in thousands)	2019	2018	$ Change	% Change
Other income (expense)	$(7)	$602	$(609)	(101%)
Other income (expense) consists primarily of foreign currency-related gains and losses.
Change in fair value of warrant liability

	Fiscal year ended January 31,
(in thousands)	2020	2019	$ Change	% Change
Change in fair value of warrant liability	$(3,307)	$(2,058)	$(1,249)	61%
The change in fair value of warrant liability increased $1.2 million, to $3.3 million for fiscal 2020, as compared to $2.1 million for fiscal 2019. The increase resulted primarily from an increase in the valuation of our preferred stock. The warrants outstanding after our IPO were equity classified.

	Fiscal year ended January 31,
(in thousands)	2019	2018	$ Change	% Change
Change in fair value of warrant liability	$(2,058)	$(598)	$(1,460)	244%
The change in fair value of warrant liability increased $1.5 million, to $2.1 million for fiscal 2019, as compared to $0.6 million for fiscal 2018. The increase resulted primarily from an increase in the preferred stock valuation. The convertible preferred stock underlying the warrants was converted to common stock upon the closing of our IPO.
Interest income (expense)

	Fiscal year ended January 31,
(in thousands)	2020	2019	$ Change	% Change
Interest income (expense)	$(2,445)	$(3,504)	$(1,059)	30%
Interest expense decreased $1.1 million to $2.4 million for fiscal 2020, as compared to $3.5 million for fiscal 2019. The decrease is primarily attributable to our debt refinancing in February 2019 which resulted in a lower interest rate as well as an increase in interest income earned on cash held in money market accounts.

	Fiscal year ended January 31,
(in thousands)	2019	2018	$ Change	% Change
Interest income (expense)	$(3,504)	$(3,642)	$(138)	4%
Interest income (expense) decreased $0.1 million to $3.5 million for fiscal 2019, as compared to $3.6 million for fiscal 2018. The decrease resulted primarily from interest on loans from third party lenders and interest on amounts borrowed under our lines of credit.
Benefit from (provision for) income taxes

	Fiscal year ended January 31,
(in thousands)	2020	2019	$ Change	% Change
Benefit from (provision for) income taxes	$1,780	$—	$(1,780)	100%
Benefit from (provision for) income taxes increased to $1,780 for fiscal 2020, as compared to $0 for fiscal 2019. This increase is primarily driven by a decrease in the valuation allowance for a portion of deferred tax assets and revision of tax positions from prior years that resulted in the elimination of tax liabilities.

The benefit (provision) for income taxes was immaterial for the fiscal years ended 2019 and 2018.
Liquidity and capital resources
Since our inception in 2005 and until the completion of our IPO, we financed our operations primarily through the private sale of preferred stock and from various debt arrangements. In July 2019, we completed our IPO in which we and certain of our selling stockholders sold 10,681,423 shares of common stock at a public offering price of $18.00 per share, resulting in aggregate proceeds to us of approximately $130.8 million, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $6.4 million. As of January 31, 2020 and 2019, we had cash and cash equivalents of $90.3 million and $1.5 million, respectively. Cash and cash equivalents consist of cash on deposit and held in money market accounts.
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
Silicon Valley Bank facility
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
We used a portion of the net proceeds from the IPO to fully repay our revolving line of credit with Silicon Valley Bank, which had an outstanding balance of $17.7 million as of the closing of the IPO on July 22, 2019. As of January 31, 2020, we had $20.0 million of outstanding borrowings under the SVB facility and $0 outstanding under the revolving line of credit with Silicon Valley Bank.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Fiscal year ended January 31,
(in thousands)	2020	2019	2018
Cash provided by (used in) operating activities	$826	$(2,130)	$(11,142)
Cash used in investing activities	(12,320)	(11,023)	(11,965)
Cash provided by financing activities	100,266	4,193	31,286
Net increase (decrease) in cash and cash equivalents	$88,772	$(8,960)	$8,179
Operating activities
During the fiscal year ended January 31, 2020, cash provided by operating activities was $0.8 million, principally resulting from our net loss of $20.3 million, positive adjustments to reconcile net loss of $26.9 million and negative changes in working capital of $5.8 million. The primary drivers attributable to the changes in working capital include changes in accounts receivable, prepaid expenses and other assets, deferred contract acquisition costs, and deferred revenue of $5.9 million, $0.3 million, $2.1 million and $1.1 million, respectively, offset by changes in accrued expenses and other of $3.7 million respectively.
During the fiscal year ended January 31, 2019, cash provided used in operating activities was $2.1 million, principally resulting from our net loss of $15.1 million, adjustments to reconcile net loss of $18.1 million and changes in working capital of $5.2 million.
During the fiscal year ended January 31, 2018, cash used in operating activities was $11.1 million, principally resulting from our net loss of $18.2 million, adjustments to reconcile net loss of $13.3 million and changes in working capital of $6.3 million.
Investing activities
During the fiscal year ended January 31, 2020, cash used in investing activities was $12.3 million, principally resulting from capital expenditures, principally hardware used by clients and purchase of data center equipment of $7.0 million, and capitalized internal-use software costs of $5.3 million.
During the fiscal year ended January 31, 2019, cash used in investing activities was $11.0 million, principally resulting from capital expenditures of $4.7 million and capitalized internal-use software costs of $5.1 million.
During the fiscal year ended January 31, 2018, cash used in investing activities was $12.0 million, principally resulting from capital expenditures of $6.6 million and capitalized internal-use software costs of $5.4 million.
Financing activities

During the fiscal year ended January 31, 2020, net cash provided by financing activities was $100.3 million, consisting of $130.8 million in proceeds from our IPO (net of underwriters’ discounts and commissions), payment of $6.2 million in offering costs, and payment of dividends to holders of our Senior Convertible Preferred Stock in the aggregate amount of $15.0 million paid during the fiscal year ended January 31, 2020. Net cash provided by financing activities was also attributed to the draw down from the new SVB facility in February 2019 of $20.0 million, offset by the use of the proceeds to pay down $21.0 million in principal from prior loans. For the fiscal year ended January 31, 2020, the receipt of $9.9 million in proceeds from our revolving line of credit also contributed to net cash provided by financing activities, which was offset by the full paydown of the remaining line of credit borrowings outstanding of $17.7 million in July 2019.
Cash provided by financing activities was $4.2 million for fiscal 2019 and $31.3 million for fiscal 2018. Cash provided by financing activities for fiscal 2019 principally resulted from $7.8 million in net borrowings under our line of credit, less $1.2 million for payments of principal long-term debt and $2.5 million for payments related to capital leases. Cash provided by financing activities for fiscal 2018 principally resulted from $32.5 million in net proceeds from the sale and issuance of our Senior B convertible preferred stock.
Contractual obligations and commitments
The following summarizes our significant contractual obligations as of January 31, 2020:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$20,000	$—	$12,778	$7,222	$—
Interest on long-term debt	4,109	—	3,306	803	—
Capital lease obligations	4,420	2,324	2,096	—	—
Operating lease obligations	3,384	1,824	1,560	—	—
Purchase obligations	1,800	1,800	—	—	—
Total	$33,713	$5,948	$19,740	$8,025	$—

Off-balance sheet arrangements
As of January 31, 2020 and January 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical accounting policies and estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve revenue recognition, capitalized internal-use software, income taxes, and valuation of our stock-based compensation, including the underlying deemed estimated fair value of our preferred and common stock. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
On February 1, 2017, we early adopted the requirements of Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, or Topic 606. Topic 606 establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, references to Topic 606 used herein refer to both Topic 606 and Subtopic 340-40. We adopted Topic 606 with retrospective application to the beginning of the earliest period presented. The adoption of Topic 606 resulted in changes to our accounting policies for revenue recognition and deferred commissions. The primary impact of adopting Topic 340-40 relates to the deferral of incremental costs of obtaining customer contracts and the amortization of those costs.

We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue recognition
We account for revenue from contracts with clients by applying the requirements of Topic 606, which includes the following steps:
•Identification of the contract, or contracts, with a client.
•Identification of the performance obligations in a contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, performance obligations are satisfied.
Revenues are recognized when control of these services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
The majority of our contracts with clients contain multiple performance obligations. For these contracts, we account for individual performance obligations separately when they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including other groupings such as client type.
Subscription and related services
In most cases, we generate subscription from clients based on the number of healthcare provider organizations that utilize the Phreesia Platform and subscription fees for PhreesiaPads and Arrivals Stations and any other applications. Our provider clients are typically billed monthly in arrears, though in some instances provider clients may opt to be billed quarterly or annually in advance. Subscription fees are typically auto-debited from client’s accounts every month. Revenue for provider licenses is recognized over the term of the respective provider contract. Services revenues are recognized over the respective non-cancelable subscription term because of the continuous transfer of control to the client. Our subscription arrangements are considered service contracts, and the client does not have the right to take possession of the software. In certain arrangements, we lease the PhreesiaPads and Arrivals Stations through operating leases to our clients. Accordingly, these revenue transactions are accounted for using Accounting Standards Codification, or (ASC), 840, Leases.
In addition, subscription and related services includes certain fees from clients for professional services associated with implementation services as well as travel and expense reimbursements, shipping and handling fees, sales of hardware (PhreesiaPads and Arrivals Stations), on-site support and training. The majority of our professional services for implementation are not distinct from Phreesia’s Platform and are therefore recognized over the term of the contract. Revenue from sales of Phreesia hardware and training are recognized in the period they are delivered to clients.
Payment processing fees
We generate revenue from payment processing fees based on the levels of patient payment volume resulting from credit and debit transactions (dollar value and number of card transactions) processed through Phreesia’s payment facilitator model. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. The remainder of patient payment volume is composed of credit transactions for which Phreesia acts as a gateway to payment processors, and cash and check transactions.
We recognize the payment processing fees when the transaction occurs (i.e., when the processing services are completed). The transaction amount is collected from the cardholder’s bank via our third party payment processing partner and the card networks. The transaction amount is then remitted to our clients approximately two business days after the transaction occurs. At the end of each month, we bill our clients for any payment processing fees owed per our client contractual agreements. Similarly, at the end of each month, we remit payments to third-party payment processors and financial institutions for interchange and assessment fees, processing fees, and bank settlement fees.

We act as the merchant of record for our clients and work with payment card networks and banks so that our clients do not need to manage the complex systems, rules, and requirements of the payment industry. We satisfy our performance obligations and therefore recognize the payment processing fees as revenue upon completion of a transaction. Revenue is recognized net of refunds, which arise from reversals of transactions initiated by our clients.
The payment processing fees collected from clients are recognized as revenue on a gross basis as we are the principal in the delivery of the managed payment solutions to the client. We have concluded we are the principal because as the merchant of record, we control the services before delivery to the client, we are primarily responsible for the delivery of the services to our clients, we have latitude in establishing pricing with respect to the client and other terms of service, we have sole discretion in selecting the third party to perform the settlement, and we assume the credit risk for the transaction processed. We also have the unilateral ability to accept or reject a transaction based on criteria we established.
As the merchant of record, we are liable for settlement of the transactions processed and, accordingly, such costs are included in payment processing fees expense on the statements of operations.
Life sciences
We generate revenue from sales of digital marketing solutions to life sciences companies which is based largely on the delivery of messages at a contracted price per message to targeted patients. Messaging campaigns are sold for a specified number of messages delivered to qualified patients over an expected time frame. Revenue is recognized as the messages are delivered.
Capitalized internal-use software
We capitalize certain costs incurred for the development of computer software for internal use pursuant to ASC Topic 350-40, Intangibles—Goodwill and Other—Internal use software. These costs relate to the development of its Phreesia Platform. We capitalize the costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. We evaluate the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our solutions, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.
Income taxes
An asset and liability approach is used for financial accounting and reporting of current and deferred income taxes. Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income or loss. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We follow ASC 740, Accounting for Uncertainty in Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition.
We have accumulated U.S. federal and state net operating loss carryforwards of approximately $124.5 million, $100.0 million and $93.0 million as of January 31, 2020, 2019, and 2018, respectively. This carryforward will begin to expire in 2025. As of January 31, 2020, the Company's foreign branch had net operating loss carryforwards of approximately $2.9 million, which may be available to offset future income tax liabilities and will expire beginning in 2030.
In assessing the realizability of the net deferred tax asset we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.
Due to uncertainty regarding the ability to realize the benefit of U.S. deferred tax assets primarily relating to net operating loss carryforwards, we have established valuation allowances to reduce deferred the U.S. deferred tax assets to an amount that is more likely than not to be realized. On the basis of this evaluation, we have recorded valuation allowances of $35.4 million and $29.9 million as of January 31, 2020 and 2019.
Under the Tax Reform Act of 1986, or the Act, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards could be subject to an annual limitation as the result of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized on a yearly basis to offset future taxable income. The amount of the annual limitation is determined based on the value of the company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have completed multiple financings since our inception which may have resulted in an ownership change as defined by Sections 382 and 383 of the Internal Revenue code, or could result in change in the future. The Company has not done an analysis to determine whether or not ownership changes, as defined by the Act, have occurred since inception.
We record unrecognized tax benefits as liabilities related to our in accordance with ASC 740 and adjust these liabilities related to our operations when our judgment changes as a result of the evaluation of new information not previously available. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2020, we had no accrued interest or penalties related to uncertain tax positions.
Stock-based compensation
We recognize the grant-date fair value of stock-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the estimated fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield, the most critical of which is the estimated fair value of our common stock.

The estimated fair value of each grant of stock options awarded during fiscal 2020, fiscal 2019, and fiscal 2018 was determined using the following methods and assumptions:
•Estimated fair value of common stock. We estimate the fair value of stock options using the Black-Scholes option pricing model. We use the value of our common stock to determine the fair value of restricted shares.
•Expected term. The expected term of employee stock options is determined using the “simplified” method, as prescribed in SEC Staff Accounting Bulletin, or SAB, No. 107, or SAB 107, Share-Based Payment, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option.
•Risk-free interest rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term.
•Expected volatility. The expected volatility is based on historical volatilities of peer companies within our industry which were commensurate with the expected term assumption, as described in SAB 107.
•Dividend yield. The dividend yield is 0% because we have never paid, and for the foreseeable future do not expect to pay, a dividend on our common stock.
The inputs and assumptions used to estimate the fair value of stock-based payment awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different inputs and assumptions, our stock-based compensation expense could be materially different for future awards.
Stock warrants
Prior to the closing of our IPO, the warrants to purchase shares of our redeemable preferred stock were classified as warrant liability on the balance sheet and recorded at fair value. This warrant liability was subject to re-measurement at each balance sheet date and we recognized any change in fair value in our statements of operations as a change in fair value of the warrant liability. Upon the closing of our IPO, the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock. Upon such conversion, we reclassified the warrants to equity and recorded the then-current value of the warrant liability on the date of reclassification to additional paid-in capital, a component of stockholders’ equity.
Recent accounting pronouncements
See Note 3 to our financial statements included elsewhere in this prospectus for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this prospectus.
JOBS Act accounting election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We have elected to early adopt certain new accounting standards, as disclosed herein. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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
Foreign currency exchange risk

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

Item 8. Financial Statements and Supplementary Data

PHREESIA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Phreesia, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Phreesia, Inc. (the Company) as of January 31, 2020 and 2019, the related statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania
April 23, 2020

Phreesia, Inc.
Balance sheets
(in thousands, except share and per share data)

	January 31,
	2020	2019
Assets
Current:
Cash and cash equivalents	$90,315	$1,543
Settlement assets	12,368	10,217
Accounts receivable, net of allowance for doubtful accounts of $943 and $517	21,978	16,073
Deferred contract acquisition costs	1,720	1,673
Prepaid expenses and other current assets	5,157	3,811
Total current assets	$131,538	$33,317
Property and equipment, net of accumulated depreciation and amortization of $35,551 and $27,862	14,487	14,211
Capitalized Internal-use software, net of accumulated amortization of $19,554 and $14,621	8,735	7,816
Deferred contract acquisition costs	1,594	1,521
Intangibles assets, net of accumulated amortization of $271 and $33	1,199	1,437
Long-term deferred tax assets	775	—
Goodwill	250	250
Other assets	180	710
Total assets	$158,758	$59,262
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current:
Settlement obligations	$12,368	$10,217
Current portion of long-term debt	—	97
Current portion of capital leases	2,324	1,869
Accounts payable	6,017	3,750
Accrued expenses	9,243	5,507
Deferred revenue	5,401	6,488
Total current liabilities	$35,353	$27,929
Long-term debt, net of current portion	19,444	27,918
Capital leases, net of current portion	2,096	2,401
Warrant liability	—	5,498
Total liabilities	$56,893	$63,746
Commitments and contingencies (Note 12)
Redeemable preferred stock:
Senior A redeemable convertible preferred stock, $0.01 par value— 14,500,000 shares authorized as of January 31, 2019; 13,674,365 shares issued and outstanding as of January 31, 2019;	—	79,311
Senior B redeemable convertible preferred stock, $0.01 par value—10,820,169 shares authorized as of January 31, 2019; 9,197,142 shares issued and outstanding as of January 31, 2019;	—	51,872
Junior convertible preferred stock, $0.01 par value— 34,000,000 shares authorized as of January 31, 2019; 32,746,041 shares issued and outstanding as of January 31, 2019;	—	32,746
Redeemable preferred stock, $0.01 par value— 44,000,000 shares authorized as January 31, 2019; 42,560,530 shares issued and outstanding as of January 31, 2019;	—	42,561
Total redeemable preferred stock	—	206,490
Stockholders’ Equity (Deficit):
Common stock, $0.01 par value—500,000,000 and 80,000,000 shares authorized as of January 31, 2020 and January 31, 2019, respectively; 36,610,763 and 1,994,721 shares issued and outstanding at January 31, 2020 and 2019, respectively;	366	20
Additional paid-in capital	386,383	—
Accumulated deficit	(284,485)	(210,994)
Treasury stock	(399)	—
Total stockholders’ equity (deficit)	101,865	(210,974)
Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)	$158,758	$59,262
See notes to financial statements

Phreesia, Inc.
Statements of operations
(in thousands, except share and per share data)

	For the years ended January 31,
	2020	2019	2018
Revenue:
Subscription and related services	$56,357	$43,928	$32,430
Payment processing fees	46,500	36,881	28,671
Life sciences	21,927	19,080	18,733
Total revenue	124,784	99,889	79,834
Expenses:
Cost of revenue (excluding depreciation and amortization)	16,831	15,105	12,562
Payment processing expense	27,889	21,892	17,209
Sales and marketing	32,357	26,367	24,761
Research and development	18,623	14,349	11,377
General and administrative	30,458	20,076	18,838
Depreciation	8,753	7,552	6,832
Amortization	5,171	4,042	2,808
Total expenses	140,082	109,382	94,387
Operating loss	(15,298)	(9,494)	(14,553)
Other Income (expense):
Other income (expense)	(1,023)	(7)	602
Change in fair value of warrant liability	(3,307)	(2,058)	(598)
Interest income (expense)	(2,445)	(3,504)	(3,642)
Total other income (expense)	(6,775)	(5,568)	(3,639)
Loss before benefit from (provision for) income taxes	(22,073)	(15,062)	(18,192)
Benefit from (provision for) income taxes	1,780	—	—
Net loss	(20,293)	(15,062)	(18,192)
Preferred stock dividends paid	(14,955)	—	—
Accretion of redeemable preferred stock	(56,175)	(30,199)	(19,981)
Net loss attributable to common stockholders	$(91,423)	$(45,261)	$(38,173)
Net loss per share attributable to common stockholders, basic and diluted	$(4.50)	$(24.53)	$(24.81)
Weighted-average common shares outstanding, basic and diluted	20,301,189	1,844,929	1,538,600

See notes to financial statements

Phreesia, Inc.
Statements of redeemable preferred stock and stockholders’ equity (deficit)
(in thousands, except share and per share data)

	Redeemable preferred stock									Stockholders’ equity (deficit)
	Senior A		Senior B		Junior		Redeemable			Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Total	Shares	Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balance, February 1, 2017	13,674,365	$48,544	—	$—	32,718,098	$32,718	42,560,530	$42,561	$123,823	1,494,731	$15	$—	$(130,477)	$—	$(130,462)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(18,192)	—	(18,192)
Issuance of Senior B redeemable convertible preferred stock, net of costs of $1,541	—	—	9,197,142	32,459	—	—	—	—	32,459	—	—	—	—		$—
Net exercise of warrants	—	—	—	—	27,943	28	—	—	28	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	805	—	—	805
Exercise of stock options	—	—	—	—	—	—	—	—	—	143,600	1	146	—	—	147
Accretion of redeemable preferred stock	—	8,478	—	11,503	—	—	—	—	19,981	—	—	(951)	(19,031)	—	(19,981)
Balance, January 31, 2018	13,674,365	$57,022	9,197,142	$43,962	32,746,041	$32,746	42,560,530	$42,561	$176,291	1,638,331	$16	$—	$(167,700)	$—	$(167,683)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,062)	—	$(15,062)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,447	—	—	$1,447
Exercise of stock options	—	—	—	—	—	—	—	—	—	316,063	3	358	—	—	$361
Issuance of common stock in connection with acquisition	—	—	—	—	—	—	—	—	—	40,327	1	162	—	—	$163
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
Accretion of redeemable preferred stock	—	22,289	—	7,910	—	—	—	—	30,199	—	—	(1,967)	(28,232)	—	$(30,199)
Balance, January 31, 2019	13,674,365	$79,311	9,197,142	$51,872	32,746,041	$32,746	42,560,530	$42,561	$206,490	1,994,721	$20	$—	$(210,994)		$(210,974)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,293)	—	(20,293)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	6,177	—	—	6,177
Exercise of stock options and release of restricted stock units	—	—	—	—	—	—	—	—	—	734,382	7	1,802	—	—	1,809
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	833	—	—	833
Accretion of redeemable preferred stock	—	32,706	—	23,469	—	—	—	—	56,175	—	—	(2,977)	(53,198)	—	(56,175)
Payment of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(14,955)	—	—	(14,955)
Issuance of common stock in initial public offering, net of issuance costs of $6,412	—	—	—	—	—	—	—	—	—	7,812,500	78	124,292	—	—	124,370
Conversion of preferred stock into common stock and cancellation of redeemable preferred stock	(13,674,365)	(112,018)	(9,197,142)	(75,341)	(32,746,041)	(32,746)	(42,560,530)	(42,561)	(262,665)	25,311,535	253	262,412	—	—	262,665
Cashless exercise of common stock warrants	—	—	—	—	—	—	—	—	—	168,862	2	—	—	—	2
Conversion and exercise of preferred stock warrants into common stock	—	—	—	—	—	—	—	—	—	588,763	6	8,799	—	—	8,805
Treasury stock from option exercises	—	—	—	—	—	—	—	—	—	—	—	—	—	(399)	(399)
Balance, January 31, 2020	—	$—	—	$—	—	$—	—	$—	$—	36,610,763	$366	$386,383	$(284,485)	$(399)	$101,865
See notes to financial statements

Phreesia, Inc.
Statements of cash flows
(in thousands, except share and per share data)

	For the years ended January 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(20,293)	$(15,062)	(18,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,924	11,594	9,640
Stock-based compensation expense	6,177	1,447	805
Change in fair value of warrants liability	3,307	2,058	598
Amortization of debt discount	445	798	904
Loss on extinguishment of debt	1,073	—	—
Cost of Phreesia hardware purchased by customers	741	585	—
Deferred contract acquisition cost amortization	1,977	1,640	1,389
Deferred tax asset	(775)	—	—
Changes in operating assets and liabilities
Accounts receivable	(5,905)	(3,765)	(3,382)
Prepaid expenses and other assets	(312)	(576)	(319)
Deferred contract acquisition costs	(2,097)	(2,500)	(1,773)
Accounts payable	(30)	2,367	(2,057)
Accrued expenses	3,681	(2,317)	1,968
Deferred revenue	(1,087)	1,601	(723)
Net cash provided by (used in) operating activities	$826	$(2,130)	$(11,142)
Cash flows used in investing activities:
Acquisition	—	(1,190)	—
Capitalized internal-use software	(5,305)	(5,109)	(5,375)
Purchases of property and equipment	(7,015)	(4,724)	(6,590)
Net cash used in investing activities	$(12,320)	$(11,023)	$(11,965)
Cash flows from financing activities:
Proceeds from IPO	130,781	—	—
Proceeds from revolving line of credit	9,876	14,800	12,400
Payments of revolving line of credit	(17,676)	(7,000)	(20,400)
Proceeds from term loan	20,000	—	—
Proceeds from loan payable	—	—	10,000
Repayment of term loan	(1,042)	(1,167)	(1,167)
Repayment of loan payable	(20,000)	—	—
Payment of preferred stock dividends	(14,955)	—	—
Payments of capital leases	(1,898)	(2,470)	(1,929)
Debt extinguishment costs	(300)	—	—
Debt issuance costs	(112)	(136)	(224)
Proceeds from issuance of preferred stock, net	—	—	32,459
Proceeds from issuance of common stock upon exercise of stock options	1,809	361	147
Payment of offering costs	(6,217)	(195)	—
Net cash provided by financing activities	$100,266	$4,193	$31,286
Net increase (decrease) in cash and cash equivalents	88,772	(8,960)	8,179
Cash and cash equivalents—beginning of year	1,543	10,503	2,323
Cash and cash equivalents—end of year	$90,315	$1,543	$10,503
Disclosures of additional investing and financing activities:
Supplemental information:
Property and equipment acquisitions through capital leases	$2,047	$4,425	$781
Deferred debt issuance costs included in accrued expenses	$—	$—	$100
Deferred issuance costs included in accounts payable and accrued expenses	$—	$344	$—
Purchase of property and equipment and capitalized software included in accounts payable	$1,253	$—	$—
Shares issued in connection with acquisition	$—	$162	$—
Issuance of warrants related to debt	$833	$—	$—
Net exercise of preferred stock warrant	$—	$—	$28
Cash paid for:
Interest	$2,310	$2,799	$2,799
See notes to financial statements

Phreesia, Inc.
Notes to financial statements
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
(b) Recapitalization
The Company effected a 0.4551-for-1 reverse split of its common stock on July 3, 2019. The reverse split combined each approximately 2.1973 shares of the Company’s issued and outstanding common stock into one share of common stock and correspondingly adjusted the conversion price of its convertible preferred stock. No fractional shares were issued in connection with the reverse split. Any fractional share resulting from the reverse split was rounded down to the nearest whole share, and in lieu of any fractional shares, the Company will pay in cash to the holders of such fractional shares an amount equal to the fair market value, as determined by the board of directors, of such fractional shares. All share, per share and related information presented in the financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the reverse stock split.
(c) Initial public offering
On July 22, 2019, the Company closed its initial public offering (IPO), in which the Company issued and sold 7,812,500 shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of $130,781, after deducting underwriting discounts and commissions of $9,844 but before deducting deferred offering costs of $6,412. In addition to the shares of common stock sold by the Company upon the IPO, certain selling stockholders sold an aggregate 2,868,923 shares of common stock as part of the IPO.
Upon closing of the IPO, the Company's outstanding shares of Senior A redeemable convertible preferred stock (Senior A Preferred), Senior B redeemable convertible preferred stock (Senior B Preferred, and together with the Senior A Preferred, the Senior Preferred), and the Junior convertible preferred stock (the Junior Preferred, and together with the Senior Preferred, the Convertible Preferred) automatically converted into shares of common stock and all outstanding shares of the Company's redeemable preferred stock (Redeemable Preferred) were automatically extinguished and cancelled at the closing of the IPO. In addition, the Company's warrants to purchase shares of Senior Preferred were converted into warrants to purchase shares of the Company's common stock upon the closing of the IPO. Additionally, 588,763 shares of common stock were issued upon the cashless exercise of common stock warrants (See Note 10). Also, in connection with the IPO, the Company paid $14,955 in dividends to the Senior Preferred stockholders.
On December 17, 2019, the Company closed its follow-on offering of 7,762,500 shares of common stock sold by certain selling stockholders. The Company did not receive any proceeds from the follow-on offering but did incur $1,047 in transaction costs, recorded through the general and administrative line on the statement of operations.
d) Liquidity
Since the Company commenced operations, it has not generated sufficient revenue to meet its operating expenses and has continued to incur significant net losses. To date, the Company has primarily relied upon the proceeds from issuances of common stock, preferred stock, and debt to fund its operations as well as sales in the normal course of business. Management believes that losses and negative cash flows will continue for at least the next year.
Management believes that the Company’s cash and cash equivalents at January 31, 2020 along with cash generated in the normal course of business, and available borrowing capacity under its February 2019 Credit

Facility (Note 6), are sufficient to fund its operations through at least April 2020. Additional financing may be required for the Company to successfully implement its long-term strategy. There can be no assurance that additional financing, if needed, can be obtained on terms acceptable to the Company. The ability of the Company to achieve successful operations will depend on, among other things, new business, the retention of customers, and the effectiveness of sales and marketing initiatives. The Company is subject to a number of risks similar to other companies in its stage of business life cycle, including dependence on key individuals, competition from established companies, and the need to fund future product and services development.
2. Basis of presentation
(a) Basis of presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and include the accounts of Phreesia, Inc. and its branch operation in Canada.
(b) Fiscal year
The Company’s fiscal year ends on January 31, 2020. References to fiscal 2020, 2019, and 2018 refer to the fiscal year ended January 31, 2020, 2019, and 2018, respectively.
(c) Reclassifications
A reclassification was made from amounts included in accounts payable to accrued liabilities and from amounts included in accounts receivable to prepaid and other current assets on the balance sheet and statement of cash flows as of January 31, 2019 to conform and be comparable to the presentation on the balance sheet and statement of cash flows as of January 31, 2020. A reclassification was also made to reflect the deferred contract acquisition costs as an adjustment to net loss on the statement of cash flows as of January 31, 2019 and January 31, 2018 to conform and be comparable to the presentation on the statement of cash flows as of January 31, 2020. In the prior periods, the deferred contract acquisition costs were netted against the change in the assets. The reclassifications had no effect on net earnings or cash flows as previously reported.
3. Summary of significant accounting policies
(a) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant assumptions and estimates relate to the allowance for doubtful accounts, capitalized internal-use software, the determination of the useful lives of property and equipment, the fair value of securities underlying stock-based compensation, the fair value of stock warrants, the fair value of its business acquisitions, and the realization of deferred tax assets.
(b) Revenue recognition
The Company evaluates its contractual arrangements to determine the performance obligations and transaction prices. Revenue is allocated to each performance obligation and recognized when the related performance obligations are satisfied. See Note 5 for additional information about the adoption of ASC 606, Revenue from Contracts with Customers, as well as for additional details about the Company's products and service lines.
(c) Cost of revenue (excluding depreciation and amortization)
Cost of revenue (excluding depreciation and amortization) primarily consists of costs to verify insurance eligibility and benefits, infrastructure costs for operation of our SaaS-based Platform such as hosting fees, certain fees paid to various third party partners for the use of their technology, and personnel expenses for implementation and technical support. Personnel expenses consist of salaries, benefits, bonuses and stock-based compensation.
(d) Payment processing expense
Payment processing expense consists primarily of interchange fees set by payment card networks and that are ultimately paid to the card-issuing financial institution, assessment fees paid to payment card networks, and fees paid to third-party payment processors and gateways.

(e) Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also include costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party partners for sales lead generation. Advertising is expensed as incurred. Advertising expense was $251, $134, and $17 for the fiscal years ended 2020, 2019, and 2018, respectively.
(f) Research and development
Research and development expense consists of costs for the design, development, testing and enhancement of the Company’s products and services and are generally expensed as incurred. These costs consist primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our development personnel. Research and development expense also includes product management, life sciences analytics costs, third-party partner fees and third-party consulting fees, offset by any internal-use software development cost capitalized during the same period.
(g) General and administrative
General and administrative expense consists primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our executive, finance, legal, human resources, information technology, and other administrative personnel. General and administrative expense also includes consulting, legal, security, accounting services and allocated overhead.
(h) Depreciation
Depreciation represents depreciation expense for PhreesiaPads and Arrivals Stations (collectively, Phreesia hardware), data center and other computer hardware, purchased computer software, furniture and fixtures and leasehold improvements.
(i) Amortization
Amortization primarily represents amortization of our capitalized internal-use software related to the Phreesia Platform as well as amortization of acquired intangible assets.
(j) Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.
(k) Settlement assets
Settlement assets represent amounts due from the Company’s payment processor for customer electronic processing transactions. Settlement assets are typically settled within one or two business days of the transaction date.
(l) Settlement obligations
Settlement obligations represent amounts due to customers for electronic processing transactions that have not been funded by the Company due to timing of settlement from the Company’s payment processor.
(m) Accounts receivable
Accounts receivable represent trade receivables, net of allowances for doubtful accounts. The Company estimates the allowance for doubtful accounts based on historical trends of accounts receivable balances that have been written off and specific account analysis of at-risk customers. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past due, a customer’s current ability to pay its obligations to the Company, and the condition of the industry as a whole. Accounts receivable are written off at the point that internal collections efforts have been exhausted. As of January 31, 2020 and 2019, the Company has reserved $943 and $517 for the allowance for doubtful accounts.
Account receivable also includes unbilled accounts receivable (see Contract Balances in Note 5).
(n) Property and equipment

Property and equipment, including PhreesiaPads, are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the Company’s property and equipment have been estimated to be between three and seven years, with the useful lives of leasehold improvements being the shorter of the useful life of the asset or the life of the underlying lease. Maintenance and repair costs are charged to operations as incurred while expenditures for major improvements are capitalized.
Upon sale or disposition of property and equipment, the cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in the statements of operations.
(o) Capitalized internal-use software
The Company capitalizes certain costs incurred for the development of computer software for internal use pursuant to ASC Topic 350-40, Intangibles—Goodwill and Other—Internal use software. These costs relate to the development of its Phreesia Platform. The Company capitalizes the costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its solutions, assesses the ongoing value of capitalized assets or determines the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs the Company capitalizes and amortizes could change in future periods. Refer to Note 4(c) for further detail on internal-use software costs capitalized during the period.
(p) Business combinations
The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company continues to collect information and reevaluate these estimates and assumptions quarterly and records any adjustments to its preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the statement of operations.
(q) Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed in connection with business combinations accounted for using the acquisition method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. We perform such testing of goodwill in the fourth quarter of each fiscal year, or as events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.
The testing of goodwill is performed at the reporting unit. The Company’s reporting unit is the same as its operating segment. The test begins with a qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount. If it is concluded that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit to the carrying value of the reporting unit. The first step, commonly referred to as a “step-one impairment test,” is a screen for potential impairment while the second step measures the amount of impairment if there is an indication from the first step that one exists.
All other intangible assets associated with purchased intangibles, consisting of customer relationships and acquired technology are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives.

(r) Long-lived assets
Long-lived assets, such as property and equipment and intangible assets, including capitalized internal-use software, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized during any of the periods presented.
(s) Income taxes
An asset and liability approach is used for financial accounting and reporting of current and deferred income taxes. Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income or loss. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition.
The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition and the recording of a tax liability. The Company would recognize tax related interest and penalties, if applicable, as a component of its provision (benefit) from income taxes.
(t) Segment information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term “chief operating decision maker” to be its Chief Executive Officer. The Company’s Chief Executive Officer reviews the financial information presented on an entire company basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reportable operating segment. Since we operate in one operating segment, all required financial segment information can be found in the financial statements.
(u) Redeemable preferred stock
All of the Company’s redeemable preferred stock was classified outside of stockholders’ deficit because the shares contain certain redemption features that are not solely within the control of the Company. At the time of issuance, the redeemable preferred stock was recorded at its issuance price, less issuance costs. The carrying values of the Senior Preferred were accreted to their redemption values at each reporting period, which was equal to the greater of (i) the original issuance price plus unpaid accrued dividends or (ii) the fair value of the Senior Preferred. The Junior Preferred and Redeemable Preferred were accreted to their redemption amount, which is $1.00 per share. The Company records changes in the redemption value of redeemable preferred stock immediately as they occur as if the end of the reporting period was the redemption date for the instrument. As of the year ended January 31, 2020, all redeemable preferred stock has been converted or cancelled in connection with the IPO on July 22, 2019.
(v) Stock-based compensation
The Company has stock-based compensation plans under which various types of equity-based awards are granted, including stock options, restricted stock units (RSUs), and performance-based RSUs. The compensation for the stock-based awards is recognized in accordance with ASC 718, Compensation — Stock Compensation, which requires that compensation cost be recognized for awards based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. For performance-based RSUs, the number of shares expected to vest is estimated at each reporting date based on management's expectations regarding the relevant performance criteria.

The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the estimated fair value of the underlying common stock, exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield, the most critical of which is the estimated fair value of the Company’s common stock. The Company does not estimate forfeitures in recognizing stock-based compensation expense. The fair value of the RSUs is equal to the fair value of the Company's common stock on the grant date of the award.
(w) Warrant liability
Warrants to purchase shares of the Company’s redeemable preferred stock were classified as warrant liability on the fiscal 2019 accompanying balance sheet and recorded at fair value. This warrant liability was subject to re-measurement at each balance sheet date and the Company recognized any change in fair value in its statements of operations as a change in fair value of the warrant liability. The Company adjusted the carrying value of the warrants for changes in the estimated fair value in all periods leading up to the IPO, at which time such warrants converted into warrants to purchase shares of common stock. In connection with the IPO, the liabilities were reclassified to additional paid-in capital, a component of stockholders’ deficit.
(x) Fair value of financial instruments
Certain assets and liabilities are carried at fair value under generally accepted accounting principles. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities or other inputs that are observable or can be corroborated by observable market.
Level 3—Unobservable inputs which are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
(y) Concentrations of credit risk
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
The Company did not have any individual customers that represented more than 10% of total revenues for fiscal 2020 and fiscal 2019.
As of January 31, 2020, one customer accounted for 15% of accounts receivable. As of January 31, 2019, the Company did not have any individual customers that represented more than 10% of accounts receivable.
(z) Deferred offering costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the equity financing no longer be considered probable of being consummated, all deferred offering costs would be charged to operating expenses in the statement of operations. Refer to Note 4(e) for further detail on deferred offering costs for the periods presented.
(aa) Foreign currency
The Company has a branch office in Canada that provides operational support. The functional currency of the Company’s foreign branch is the U.S. dollar. Accordingly, assets and liabilities of the Company’s foreign branch are re-measured into U.S. dollars at the exchange rates in effect at the reporting date with differences recorded as transaction gains and losses within other income (expense).
(bb) New accounting pronouncements
JOBS Act accounting election
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The Company has elected to early adopt certain new accounting standards, as disclosed herein. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recently adopted accounting pronouncements
In March 2016, the FASB issued ASU 2016-9, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, with guidance regarding the simplification of accounting for share-based payment award transactions. The update changes the accounting for such areas as the accounting and cash flow classification for excess tax benefits and deficiencies; forfeitures; and tax withholding requirements and cash flow classification. This guidance was effective for public companies for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted the new guidance effective February 1, 2017, and it did not have a material effect on its financial statements.
In May 2017, the FASB issued ASU 2017-9, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance was effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU are applied prospectively to an award modified on or after the adoption date. The Company adopted the new guidance effective February 1, 2018, and it did not have a material effect on its financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, with guidance intended to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified within the statement of cash flows. The update addresses eight specific cash flow issues including: debt prepayment or debt extinguishment costs; the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies or bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance was effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the new guidance effective February 1, 2018, and it did not have a material effect on its financial statements.
In June 2018, the FASB issued ASU 2018-7, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the accounting for share-based payment awards issued to nonemployees with the accounting for share-based payment awards issued to employees. Under previous GAAP, the accounting for nonemployee share-based payments differed from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. Under the new guidance, (i) equity-classified share-based payment awards issued to nonemployees will be measured at the grant date, instead of the previous requirement to re-measure the awards through the performance completion date,

(ii) for performance conditions, compensation cost associated with the award will be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition, and (iii) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. This new guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year and early adoption is permitted. The Company adopted ASU 2018-7 as of February 1, 2018 and the impact was not material.
Recent accounting pronouncement not yet adopted
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 updates the disclosure requirements for fair value measurements and is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact of the adoption of this standard on the Company’s financial statements.
On February 1, 2020, the Company adopted FASB ASU No. 2016-02, Leases (Topic 842) which requires lessees to record most leases on their balance sheets but to recognize the expenses in their statement of operations in a manner similar to the prior standard. Topic 842 states that a lessee recognizes a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term.

The Company adopted the new lease guidance using a modified retrospective transition method applied to those leases which were not completed as of February 1, 2020. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption.

The Company elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all of its leases. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, including existing short-term leases as of the transition date. The Company also elected the practical expedient to not separate lease and non-lease components for all leases.

Upon adoption of Topic 842 we expect to recognize operating lease right-of-use assets and operating lease liabilities related to our office leases of approximately $2.8 million and $3.0 million, respectively. The Company’s accounting for lessee finance and all lessor leases remains substantially unchanged from legacy guidance. The standard is not expected to have a significant impact on our statements of operations or statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument. We adopted the new guidance effective February 1, 2020, and it did not have a material effect on our financial statements.
(cc) Risks and uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws, government regulations, and other risks associated with the markets in which we operate including reliance on third party vendors, partners, and service providers. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of our business and our customer’s facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of our productions and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of our operations, adversely impacting the Company’s operating results and our ability to meet our obligations and commitments.
4. Composition of certain financial statement captions

(a) Accrued expenses
Accrued expenses at January 31, 2020 and 2019 are as follows:

	January 31,
	2020	2019
Payment processing fees liability	$2,738	$2,267
Commission and bonus	3,100	320
Payroll	1,360	267
Accrued payment related to acquisition of Vital Score	—	350
Vacation	573	417
Other	1,472	1,886
Total	$9,243	$5,507
(b) Property and equipment
Property and equipment at January 31, 2020 and 2019 are as follows:

	Useful life (years)	January 31,
		2020	2019
PhreesiaPads and Arrivals Stations	3	$26,389	$22,747
Computer equipment	3	18,394	14,338
Computer software	3	2,297	2,166
Hardware development	3	1,024	1,024
Furniture and fixtures	7	743	647
Leasehold improvements	2	1,191	1,151
Total property and equipment		$50,038	$42,073
Less accumulated depreciation and amortization		(35,551)	(27,862)
Property and equipment—net		$14,487	$14,211
Depreciation expense related to property and equipment amounted to $8,753, $7,552, and $6,832 for the fiscal years ended January 31, 2020, 2019, and 2018, respectively.
Assets under capital leases included in computer equipment were $12,283 and $10,235 at January 31, 2020 and 2019, respectively. Accumulated amortization of assets under capital lease was $7,724 and $5,369 at January 31, 2020 and 2019, respectively.
(c) Capitalized internal-use software
For the fiscal years ended January 31, 2020 and 2019, the Company capitalized $5,852 and $5,109 of costs related to the Phreesia Platform, respectively.
During the fiscal years ended January 31, 2020, 2019, and 2018 amortization expense of capitalized internal-use software was $4,933, $4,009, and $2,808, respectively. As of January 31, 2020 and January 31, 2019, the net book value of the Phreesia Platform was $8,735 and $7,816, respectively.
(d) Intangible assets and goodwill
The following presents the details of intangible assets as of January 31, 2020 and January 31, 2019.

	January 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Life	Remaining useful life (in years)
Acquired technology	$490	$(112)	$378	5	3.9
Customer Relationship	980	(159)	821	7	5.9
	$1,470	$(271)	$1,199

	January 31, 2019
	Gross carrying amount	Accumulated amortization	Net	Life	Remaining useful life (in years)
Acquired technology	$490	$(14)	$476	5	4.8
Customer Relationship	980	(19)	961	7	6.8
	$1,470	$(33)	$1,437
Amortization expense associated with intangible assets for the fiscal years ended January 31, 2020 and 2019 was $238 and $33. There was no amortization expense in fiscal 2018.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of January 31, 2020:

Year Ending January 31,
2021	$238
2022	238
2023	238
2024	224
Thereafter	261
$1,199
The carrying amount of goodwill as of January 31, 2020 and 2019 was $250 related to the Vital Score Acquisition. There were no acquisitions or divestitures in the year ended January 31, 2020.
(e) Deferred offering costs
Deferred offering costs consist primarily of accounting, legal, and other fees related to the Company's IPO. Prior to the IPO, all deferred offering costs were capitalized in other assets on the accompanying balance sheet. As of January 31, 2020, a total of $6,412 in deferred offering costs related to the IPO was recorded in stockholders' deficit as a reduction of additional paid in capital. Deferred offering costs of $540 were recorded within other assets on the accompanying balance sheet as of January 31, 2019.
(f) Accounts receivable
Accounts Receivable at January 31, 2020 and 2019 are as follows:

	January 31,
	2020	2019
Billed	$22,245	$15,954
Unbilled	676	636
	22,921	16,590
Less: Allowance for doubtful accounts	(943)	(517)
	$21,978	$16,073

(g) Prepaid and other current assets
Prepaid and other current assets at January 31, 2020 and 2019 are as follows:

	January 31,
	2020	2019
Prepaid software and business systems	$1,611	$1,804
Prepaid insurance	1,259	88
Prepaid data center expenses	751	920
Prepaid PhreesiaPads	645	435
Other prepaid expenses and other current assets	891	564
	$5,157	$3,811

5. Revenue recognition
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
The Company has adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, using the full retrospective method which applied ASC 606 to all periods presented.
The Company accounts for revenue from contracts with customers by applying the requirements of Topic 606. Accordingly, the Company determines revenue recognition through the following steps:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the Company satisfies a performance obligation.
Revenues are recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services.
The majority of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately when they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including other groupings such as customer type.
Subscription and related services
In most cases, the Company generates subscription fees from clients based on the number of healthcare provider organizations that utilize the Phreesia Platform and subscription fees for the Company’s self-service intake tablets (PhreesiaPads) and on-site kiosks (Arrivals Stations) and any other applications. The Company’s provider clients are typically billed monthly in arrears, though in some instances provider clients may opt to be billed quarterly or annually in advance. Subscription fees are typically auto-debited from client’s accounts every month. Revenue for provider subscriptions is recognized over the term of the respective provider contract. Services revenues are recognized over the respective non-cancelable subscription term because of the continuous transfer of control to the customer. The Company’s subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software. In certain arrangements, the Company leases its PhreesiaPads and Arrivals Stations through operating leases to its customers. Accordingly, these revenue transactions are accounted for using ASC 840, Leases.
The amount of subscription and related services revenues recorded pursuant to ASC 840 for the leasing of the Company’s self-service intake tablets and onsite kiosks was $5,985, $4,749, and $3,544 for the fiscal years ended January 31, 2020, 2019, and 2018, respectively.
In addition, subscription and related services includes certain fees from clients for professional services associated with implementation services as well as travel and expense reimbursements, shipping and handling fees, sales of hardware (PhreesiaPads and Arrivals Stations), on-site support and training. The majority of the Company’s professional services for implementation are not distinct from Phreesia’s Platform and are therefore recognized over the term of the contract. Revenue from sales of Phreesia hardware and training are recognized in the period they are delivered to clients.
Payment processing fees
The Company generates revenue from payment processing fees based on the levels of patient payment volume resulting from credit and debit transactions (dollar value and number of card transactions) processed through Phreesia’s payment facilitator model. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. The remainder of patient payment volume is composed of credit transactions for which Phreesia acts as a gateway to payment processors, and cash and check transactions.
The Company recognizes the payment processing fees when the transaction occurs (i.e., when the processing services are completed). The transaction amount is collected from the cardholder’s bank via the Company’s third party payment processing partner and the card networks. The transaction amount is then remitted to its customers approximately two business days after the transaction occurs. At the end of each month, the Company bills its customers for any payment processing fees owed per its customer contractual agreements. Similarly, at the end of each month, the Company remits payments to third-party payment processors and financial institutions for interchange and assessment fees, processing fees, and bank settlement fees.
The Company acts as the merchant of record for its customers and works with payment card networks and banks so that its customers do not need to manage the complex systems, rules, and requirements of the payment industry. The Company satisfies its performance obligations and therefore recognizes the transaction fees as revenue upon completion of a transaction. Revenue is recognized net of refunds, which arise from reversals of transactions initiated by the Company’s customers.
The payment processing fees collected from customers are recognized as revenue on a gross basis as the Company is the principal in the delivery of the managed payment solutions to the customer. The Company has concluded it is the principal because as the merchant of record, it controls the services before delivery to the customer, it is primarily responsible for the delivery of the services to its customers, it has latitude in establishing pricing with respect to the customer and other terms of service, it has sole discretion in selecting the third party to perform the settlement, and it assumes the credit risk for the transaction processed. The Company also has the unilateral ability to accept or reject a transaction based on criteria established by the Company.
As the merchant of record, the Company is liable for settlement of the transactions processed and, accordingly, such costs are included in payment processing fees expense on the accompanying statements of operations.
Life sciences
The Company generates revenue from sales of digital marketing solutions to life sciences companies which is based largely on the delivery of messages at a contracted price per message to targeted patients. Messaging campaigns are sold for a specified number of messages delivered to qualified patients over an expected time frame. Revenue is recognized as the messages are delivered.
Disaggregation of revenue
Revenue from the Company’s contracts with its customers are disaggregated by revenue source on the accompanying statements of operations. The Company’s core service offerings are subscription and related services, payment processing fees and digital marketing solutions sold to life sciences companies. In addition, all of the Company’s revenue is derived from customers in the United States.
Remaining performance obligations
The Company does not disclose the value of unsatisfied performance obligations as the majority of its contracts relate to either: contracts with an original term of one year or less or contracts with variable consideration (i.e., the Company’s payment processing fees revenue).
Contract balances
Deferred revenue is a contract liability primarily related to billings in advance of revenue recognition from its subscription and life sciences services and, to a lesser extent, professional services and other revenues described above. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly or quarterly installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue on the accompanying balance sheet.
Unbilled accounts receivable is a contract asset related to the delivery of the Company’s subscription and related services and for its life sciences revenue for which the related billings will occur in a future period.

The following table represents a rollforward of contract assets and contract liabilities:

	Contract assets (unbilled accounts receivable)	Contract liabilities (deferred revenue)
February 1, 2018	$107	$4,886
Contract asset additions	615	—
Amount transferred to receivables from contract assets	(86)	—
Increases due to invoicing prior to satisfaction of performance obligations	—	5,900
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(4,298)
January 31, 2019	$636	$6,488
Contract asset additions	671	—
Amount transferred to receivables from contract assets	(631)	—
Increases due to invoicing prior to satisfaction of performance obligations	—	11,650
Revenue recognized in the period	—	(7,485)
Performance obligations satisfied during the period that were included in the contract liability balance at the beginning of the period	—	(5,252)
January 31, 2020	$676	$5,401
Cost to obtain a contract
The Company capitalizes sales commissions paid to internal sales personnel that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the accompanying balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans and if the commissions are incremental and would not have occurred absent the customer contract.
Sales commission for subscription and related services are recorded when earned by our sales team. The majority of our sales commissions are considered to be costs of obtaining our customer contracts and as a result are capitalized and then amortized over a period of benefit that the Company has estimated to be three years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $1,977, $1,640, and $1,389 for the fiscal years ended January 31, 2020, 2019, and 2018, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
The following table represents a rollforward of deferred contract acquisition costs:

	January 31,
	2020	2019
Beginning balance	$3,194	$2,334
Additions to deferred contract acquisition costs	2,097	2,500
Amortization of deferred contract acquisition costs	(1,977)	(1,640)
Ending balance	3,314	3,194
Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,720	1,673
Deferred contract acquisition costs, non current	1,594	1,521
Total deferred contract acquisition costs	$3,314	$3,194

6. Debt
As of January 31, 2020 and 2019, the Company had the following outstanding loan balances:

	January 31,
	2020	2019
Term loan	$20,000	$1,042
Line of credit	—	7,800
Loan payable	—	20,000
Total debt	20,000	28,842
Less current maturities	—	(97)
Less deferred financing costs	(937)	(996)
Plus accrued Final payment	381	169
Long-term debt, net of current portion	$19,444	$27,918

The Company had a loan facility with a commercial bank that provided for a term loan with an original principal amount of $3,500 and a $10,000 revolving line of credit, which was later increased to $20,000. The term loan was interest only, at a floating per annum rate equal to the Prime Rate as quoted by Wall Street Journal print edition less three-quarters of one percent (0.75)%, for 12 months from the date of borrowing followed by 36 monthly payments of principal and interest. Prime Rate was 5.50% as of January 31, 2019. In addition to principal and interest payments due under the Loan facility, the Company was required to make a final payment fee to the lender due upon the earlier of prepayment or maturity of the term loan, which was equal to 5% of the principal balance, or $175. The Company accrued the estimated final payment fee using the effective interest rate, with a charge to interest expense of $6 and $28 for fiscal 2020 and fiscal 2019, respectively, over the term loan amortization period. Interest expense related to the term loan was $16 and $121, including amortization of deferred financing costs of $5 and $23, for fiscal 2020 and fiscal 2019, respectively. For the year ended January 31, 2019, the effective interest rate on the term loan was 7.4%. Borrowings under the term loan were repaid in full with the proceeds from the New Loan Agreement that was entered into on February 28, 2019.
Borrowings under the revolving line of credit bore interest at the Prime rate plus 1.00% and were limited to the greater of $20,000 or an amount determined pursuant to a borrowing base. The revolving credit facility had a maturity date of November 2019. Borrowings under this facility were collateralized by substantially all of the assets of the Company and the Company was required to comply with certain financial covenants related to this facility. The Company was in compliance with all covenants as of January 31, 2019. Weighted-average borrowings outstanding under the revolving line of credit were $3,379 and $971 during fiscal 2020 and fiscal 2019, respectively. Interest expense under the revolving line of credit was $166 and $364, including amortization of deferred financing costs of $13 and $248, for the years ended January 31, 2020 and January 31, 2019, respectively. Borrowings under this facility were repaid in full with proceeds from the New Loan Agreement that was entered into on February 28, 2019.
On November 7, 2016, the Company entered into a 5-year term loan agreement with two third-party lenders in an aggregate original principal amount of $10,000 plus an additional $10,000 that was available through May 31, 2017 (the Loans Payable). The initial advance of $10,000 was drawn down simultaneously with the execution of the agreement and the second advance of $10,000 was drawn down in May 2017. Borrowings under the Loans Payable were subordinated to borrowings under the term loan and revolving line of credit. The outstanding principal amount of the Loans Payable was subject to interest each month at an interest rate equal to 11% per annum with the Principal was due in 30 equal installments beginning in June 2019. Interest expense related to the Loans Payable was $168 and $2,729, including amortization of deferred financing costs of $0 and $499, for the years ended January 31, 2020 and 2019, respectively. For fiscal 2019, the effective interest rate on the Loan Payable was 13.6%. Borrowings under the Loans Payable were repaid in full with proceeds from the New Loan Agreement that was entered into on February 28, 2019.
On February 28, 2019 (the Effective Date), the Company entered into an Amended and Restated Loan and Security Agreement (the New Loan Agreement) that provides for a $20,000 term loan and a revolving credit facility with up to $25,000 of availability. The proceeds from the New Loan Agreement were used to repay in full the term loan, which had a balance of $1,042 at January 31, 2019, the balance due under the line of credit under the prior facility, which was $7,800 at January 31, 2019, and the $20,000 outstanding under the Loans Payable. The Company is also permitted to borrow an additional $10,000 term loan (the Term Loan B Advance) and, subject to the bank’s approval, another $15,000 (the Term Loan C Advance) prior to February 28, 2020. The term loans under the New Loan Agreement bear interest, which is payable monthly, at a floating rate equal to the bank’s prime rate plus 1.50% until such time that EBITDA reaches a defined level, after which time the interest rate is reduced to the prime plus 0.75%. Principal payments due under the term loans are due in 36 equal monthly installments beginning in March 2021. In addition to principal and interest payments due under the term loans, the Company is required to make a final payment to the lenders due upon the earlier of prepayment or maturity of the term loan, which is equal to 2.75% of the original principal amount. The Company accrues the estimated final payment using the effective interest method resulting in a charge to interest expense of $273 for the year ended January 31, 2020.
In connection with the New Loan Agreement, the Company issued warrants to the lenders to purchase an aggregate of 150,274 shares of common stock at an exercise price of $8.02 per share. The warrants expire in February 2029. The fair value of the warrants of $833 was recorded as a debt discount and is being amortized over the term of the new loan and revolving credit facility. If the Company prepays the term loans prior to their respective scheduled maturities, it will also be required to make prepayment fees to the lenders equal to 3% if prepaid on or before the second anniversary of the Effective Date, 2% if prepaid after the second and on or before the third anniversary of funding or 1% if prepaid after the third anniversary of funding of the principal amounts borrowed. Interest expense related to the term loan under the New Loan Agreement was $1,245, including amortization fees of $117, for the year ended January 31, 2020. For the year ended January 31, 2020, the effective interest rate on the term loan was 6.8%.
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
Borrowings under the revolving credit facility are subject to a borrowing base equal to 80% of eligible accounts receivable plus a percentage of recurring revenue, as defined, not to exceed $25,000 in the aggregate. Based on the borrowing base formula under the new facility, the Company has $25,000 of availability at January 31, 2020. Borrowings under the revolving credit facility bear interest, which is payable monthly, at a floating rate equal to the greater of the bank’s prime rate less 0.50%, or 5.0% until such time that EBITDA reaches a defined level, after which time the interest rate is reduced to the greater of prime less 0.75%, or 4.75%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual fee of $100 per year during the first three years of the facility and then $75 per year in years four and five. Interest expense related to the revolving credit facility under the New Loan Agreement was $374, including amortization of deferred financing fees of $116, for the year ended January 31, 2020. The Company is required to pay a fee of 0.15% per year for any unused availability and a termination fee of 1.50% if the revolving credit agreement is terminated prior to its scheduled maturity. The revolving credit facility is due five years from the Effective Date, which is February 28, 2024.
The Company’s obligations under the New Loan Agreement are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The New Loan Agreement includes a financial covenant that requires the Company to achieve specified revenue levels, as defined, through January 31, 2020, after which time revenue levels for covenants purposes will be determined by the bank based on the Company’s forecast, subject to certain minimums. The Company is also required to maintain certain liquidity levels, as defined. The Company was in compliance with all covenants of the New Loan Agreement as of January 31, 2020.
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
The Company classified all of its borrowings as of January 31, 2020 as long-term debt based on the refinancing under the New Loan Agreement.
As of January 31, 2020, the Company’s long-term debt is payable as follows (based on the terms of the New Loan Agreement):

Year Ending January 31,
2021	$—
2022	6,111
2023	6,667
2024	6,667
2025	555
$20,000

7. Stockholder's Equity
(a) Common stock
The Company closed an IPO on July 22, 2019 and filed an amended and restated certification of incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.
Upon completion of the IPO, the Company issued and sold 7,812,500 shares of common stock at an issuance price of $18.00 per share resulting in net proceeds of $130,781, after deducting underwriting discounts and commissions. In addition, all outstanding shares of Convertible Preferred Stock converted into 25,311,535 shares of common stock and the Company issued 588,763 shares of common stock as a result of the cashless exercise of warrants (See Note 10). An additional 168,862 shares of common stock were issued as a result of the cashless exercise of warrants during the year ended January 31, 2020 (See Note 10).

	January 31,
	2020		2019
	Shares	Amount	Shares	Amount
Common stock	36,610,763	$366	1,994,721	$20

(b) Preferred stock
As of January 31, 2020 and 2019, the Company has reserved the following shares of common stock for future issuance:

	January 31,
	2020	2019
Senior redeemable convertible preferred stock (Senior A)	—	6,223,202
Senior redeemable convertible preferred stock (Senior B)	—	4,185,616
Junior convertible preferred stock	—	14,902,717
Warrants to purchase Senior A redeemable convertible preferred stock	—	358,979
Warrants to purchase Junior redeemable convertible preferred stock	—	222,819
Warrants to purchase common stock	75,137	256,411
Employee stock options and restricted stock units	6,963,870	5,055,505
Total	7,039,007	31,205,249

The number of outstanding shares and amount of preferred stock as of January 31, 2019 were as follows:

	January 31, 2019
	Shares	Amount
Senior redeemable convertible preferred stock (Senior A)	13,674,365	$79,311
Senior redeemable convertible preferred stock (Senior B)	9,197,142	51,872
Senior Preferred	22,871,507	131,183
Junior convertible preferred stock	32,746,041	32,746
Redeemable preferred stock	42,560,530	42,561
Total	98,178,078	$206,490
On October 14, 2014 the Company issued 13,674,365 shares of Senior A Preferred at $2.1939 per share (the Senior A Preferred Original Issue Price) for total proceeds of approximately $30,000 and, prior thereto, effected a recapitalization of the previously outstanding Series A-D redeemable preferred stock by exchanging all then existing shares of Series A-D redeemable preferred stock into 33,344,348 shares of Junior Preferred and 43,214,680 shares of Redeemable Preferred (together with the Junior Preferred and Senior Preferred, the Preferred Stock). Issuance costs totaled $1,803.
On October 27, 2017 the Company issued 4,598,571 shares of Senior B Preferred at $3.6968 per share (the Senior B Preferred Original Issue Price) for total proceeds of approximately $17,000. On November 29, 2017, the Company issued an additional 4,598,571 shares of Senior B Preferred at the Senior B Preferred Original Issue Price for additional total proceeds of approximately $17,000. Total issuance costs were $1,541.
Upon completion of the IPO on July 22, 2019, all of the Company's then outstanding shares of Senior Preferred and Junior Preferred stock automatically converted into an aggregate of 25,311,535 shares of common stock, using the conversion ratio of 1:0.4551, and all of the Company's then outstanding 42,560,530 shares of redeemable preferred stock were cancelled. As of January 31, 2020, there were no shares of convertible or redeemable preferred stock issued or outstanding.
In connection with the IPO, the Company's Amended and Restated Certificate of Incorporation became effective, which authorized 20,000,000 shares of undesignated preferred stock with a value of $0.01 per share.
(c) Treasury stock
The Company regularly grants non-vested stock options, restricted stock units (RSUs), and performance-based RSUs to its employees pursuant to the terms of its stock option and incentive plans (Note 9). Under the provision of the plans, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.
8. Dividends
The Common Stock, Junior Preferred and the Redeemable Preferred do not accrue any dividends.
From and after the date of the issuance of a share of Senior A Preferred, dividends accrued at the rate per annum of 8% of the Senior A Preferred Original Issue Price on each such share of Senior A Preferred (the “Accruing Dividends”). From and after the date of the issuance of a share of Senior B Preferred, dividends accrued at the rate per annum of 8% of the Senior B Preferred Original Issue Price on each such share of Senior B Preferred. Accruing Dividends accrued, whether or not declared, compounded annually and were cumulative; provided, however, that the Accruing Dividends were subject to certain adjustments. The Accruing Dividends were payable only upon occurrence of certain events, including a voluntary or involuntary liquidation, dissolution or winding up of the Company, a deemed liquidation event, a redemption of the Senior Preferred or upon a Qualified IPO of the Company.
Cumulative undeclared dividends totaled $14,837 at January 31, 2019.
Preferred stock dividends of $14,955 were paid in connection with the IPO.
Redemption

The carrying values of the Senior Preferred were accreted to their redemption values through the time of the IPO, at which time they were converted into shares of common stock. The redemption values of the Senior Preferred are based on the estimated fair values at January 31, 2019 and through the time of the IPO because they are estimated to be greater than the original issuance price plus accrued dividends.
9. Equity-based compensation
(a) Stock options
In 2006, the Board of Directors adopted the Company’s 2006 Stock Option Plan, which provided for the issuance of options to purchase up to 151,548 shares of the Company’s common stock to officers, directors, employees, and consultants. Over the years, the Company has amended the plan to increase the shares available for issuance. On October 14, 2014, the Company increased the number of shares available for issuance under the 2006 plan to 4,424,986. The 2006 Stock Option Plan expired on August 2017.
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
In June 2019, the Board of Directors adopted the Company's 2019 Stock Option and Incentive Plan (the 2019 Plan), which replaced the 2018 Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee to make equity-based incentive awards to the Company's officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan is 2,139,683 share of common stock. The initial number of shares reserved and available for issuance will automatically increase on February 1, 2020 and each February thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). Options granted under the plans have a maximum term of ten years and vest over a period determined by the Board of Directors (generally four years from the date of grant or the commencement of the grantee's employment with the Company). Options generally vest 25% at the one-year anniversary of grant after which point they generally vest pro rata on an annual basis.
Effective July 2019, all available shares from expired, terminated, or forfeited awards that remained under the 2006 or 2018 prior stock compensation plans will be available for grant under the 2019 Plan.
In June 2019, the Board of Directors also adopted the Company's 2019 Employee Stock Purchase Plan (The ESPP), which became effective immediately prior to the effectiveness of the registration of the Company's initial public offering. The total shares of common stock initially reserved under the ESPP is limited to 855,873 shares.
The fair value of stock options is estimated on the date of the grant using the Black-Scholes option pricing model for each of the stock option awards granted. The assumptions are provided below. Expected volatility was based on the stock volatility for comparable publicly traded companies. The Company uses the simplified method as described in SEC Staff Accounting Bulletin (SAB) 107 to estimate the expected life of stock options. Forfeitures are recorded when they occur. The risk-free rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the stock option grants.

	January 31,
	2020	2019
Risk-free interest rate	2.18%	2.81%
Expected dividends	none	none
Expected term (in years)	6.25	6.25
Volatility	45.15%	40.00%
Weighted average fair value of grants	$4.99	$3.47

Stock option activity for fiscal 2020 and fiscal 2019 are as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding—February 1, 2018	5,291,791	$2.30
Granted during the year	262,566	$4.71
Exercised	(316,063)	$1.15
Forfeited and expired	(182,789)	$3.72
Outstanding—January 31, 2019	5,055,505	$2.45
Exercisable—January 31, 2019	3,658,339	$1.76
Amount vested in fiscal 2019	736,028	$3.27
Outstanding—February 1, 2019	5,055,505	$2.45
Granted during the year	1,230,382	$8.78
Exercised	(691,371)	$2.62
Forfeited	(78,064)	$5.20
Outstanding and expected to vest—January 31, 2020	5,516,452	$3.80	6.22	$150,152
Exercisable—January 31, 2020	3,824,259	$2.41	5.16	$109,351
Amount vested in fiscal 2020	978,170	$5.31
As of January 31, 2020, there are 2,129,560 shares available for future grant pursuant to the plan to the newly adopted 2019 Plan as well as an additional 855,873 shares available for grant pursuant to the newly adopted ESPP.
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at year end and the exercise price, multiplied by the related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the fiscal year. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the fiscal years ended 2020, 2019, and 2018 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised) was $13,960, $1,355, and $528, respectively.
For the fiscal years ended 2020, 2019, and 2018, the Company recorded stock-based compensation expense related to stock options of $2,780, $1,447, and $805, respectively. As of January 31, 2020, there is $6,113 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 2.78 years.
Incremental expense associated with the modification of stock options during the year ended January 31, 2020 was $173.

(b) Restricted stock units

On March 27, 2019 and June 20, 2019, the Company issued 390,794 and 58,589 stock units, respectively, to employees and directors that vest based on both a time-based condition and a performance-based condition. Pursuant to a time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years. The performance-based condition was based on the sale of the Company or an IPO, as defined. The restricted stock units expire seven years from the grant date.
Upon completion of the Company's IPO in July 2019, the Company immediately recognized the fair value of the vested units with the unvested portion recognized over the remaining service period. In addition, in August 2019, the Company approved allowing executive officers the ability to receive all or a portion of the bonus (based on its target bonus opportunity for the last half of the fiscal year) in the form of restricted stock units instead of cash. For such executive officers that elected to receive restricted stock units, such award was granted immediately after such election with a value equal to the portion of the target bonus opportunity that the executive offer elected not to receive in cash, and such award vests based on the achievement of the Company's pre-defined performance targets. Further, such officer may earn up to 200% of the target number of restricted stock units based on actual performance, provided certain stipulations are met.
Subsequent to the IPO, the Company issued 972,169 time-based restricted stock units and 72,126 performance-based restricted stock units.
Restricted stock unit activity for the year ended January 31, 2020 is as follows:

Balance, January 31, 2019	20,164
Granted during the year	1,493,678
Vested	(43,011)
Forfeited and expired	(23,413)
Balance, January 31, 2020	1,447,418
For the fiscal year 2020, the Company recognized $3,356 in restricted stock unit compensation expense, with $27,503 remaining of total unrecognized costs related to these awards as of January 31, 2020. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.85 years.
During fiscal 2020, the Company recorded stock-based compensation expense of $40 related to restricted stock issued in connection with the Vital Score acquisition (Note 17). As of January 31, 2020, there is $115 of total unrecognized compensation cost related to these awards.
The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense.
10. Stock warrants
As of January 31, 2020 and 2019, the following warrants to purchase common and preferred stock were outstanding:

	Number of warrants January 31,
Warrants to purchase	2020	2019	Exercise price	Expiration
Senior A Preferred	—	116,232	$2.19	October 1, 2021
Senior A Preferred	—	672,560	$3.00	November 1, 2026
Junior Preferred	—	489,605	$0.01	September 5, 2020
Redeemable Preferred	—	358,244	$0.01	September 5, 2020
Total preferred stock (liability-classified)	—	1,636,641
Common stock	—	166,952	$2.02	October 21, 2025
Common stock	—	89,459	$3.49	November 1, 2026
Common stock	75,137	—	$8.02	February 28, 2029
Total common stock (equity-classified)	75,137	256,411

The following table summarizes the activity for the Company’s warrants for the periods presented:

	Common	Preferred
Balance at February 1, 2017	256,411	1,813,076
Exercised	—	(40,000)
Balance—January 31, 2018	256,411	1,773,076
Forfeited	—	(136,435)
Balance—January 31, 2019	256,411	1,636,641
Granted	150,274	—
Conversion of preferred stock warrants to common stock warrants	581,798	—
Exercised	(913,346)	(1,636,641)
Balance, January 31, 2020	75,137	—

The following table is a reconciliation of the warrant liability measured at fair value:

Warrant liability
Balance at February 1, 2018	$3,440
Change in fair value of stock warrants during year	2,058
Balance at January 31, 2019	$5,498
Change in fair value of stock warrants during year	3,307
Balance at Conversion of convertible preferred stock warrants	(8,805)
Balance at January 31, 2020	$—

Upon closing of the IPO in July 2019, the Company's outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase an aggregate of 581,798 shares of common stock. Upon the conversion, the Company reclassified the warrants to equity and recorded the then current value of the warrant liability on the date of reclassification to additional paid-in-capital. In addition, in July 2019, the holders of these converted common stock warrants to purchase an aggregate of 428,757 shares of common stock completed the cashless exercises of the warrants, resulting in the issuance of an aggregate of 428,757 shares of common stock, where by 70,485 shares of common stock were withheld by the Company to pay for the exercise price of the warrants. The warrants holders of the remaining converted warrants to purchase 153,041 of common stock completed the cashless exercise of the warrants in January 2020, resulting in an issuance of 115,839 shares of common stock, whereby 37,202 shares of common stock were withheld by the Company to pay for the exercise of the warrants.
In July and September 2019, the existing common stock warrant holders completed the cashless exercise of the warrants, resulting in the issuance of 256,411 and 75,137 shares of common stock, respectively, whereby 25,919 and 22,114 shares of common stock, respectively, were withheld by the Company to pay for the exercise price of the warrants, and 230,492 and 53,023 shares of common stock were issued, respectively. As of January 31, 2020, 75,137 of existing common stocks remain outstanding.
11. Fair Value Measurements
The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximated fair value due to the short-term nature of these instruments.
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce its foreign currency risk. The Company recognizes all derivatives on the balance sheet at fair value based on quotes obtained from financial institutions. The fair value of its foreign currency contracts at January 31, 2020 was an asset of $58, which is included in prepaid and other current assets on the accompanying balance sheet. The fair value of its foreign currency contracts at January 31, 2019 was a liability of $143, which is included in Accounts payable on the accompanying balance sheet. The fair value of the foreign currency contracts are considered Level 2 in the fair value hierarchy in fiscal 2020 and 2019.
Warrant Liability—The warrant liability was related to the warrants to purchase shares of preferred stock (See Note 10). Upon the closing of the IPO in July 2019, the warrants to purchase the Company's convertible preferred stock were either converted to warrants to purchase common stock or subject to a cashless exercise into shares of common stock. As a result, the warrant liability was remeasured immediately prior to the closing date of the IPO and reclassified to stockholders' equity (deficit).
The Company used the Black-Scholes option-pricing model, which incorporated weighted-average inputs and assumptions, to value the warrant liability as of January 31, 2019 and as of the date of conversion. As of January 31, 2019, the warrant liability was valued at $5,498 as a non-current liability on the balance sheet. The following assumptions were used in valuing the warrant liability:

	January 31, 2019
	Series A Preferred	Junior Preferred	Redeemable Preferred
Estimated fair value of preferred stock	$4.17	$2.38	$0.79
Exercise price	$2.88	$0.15	$0.11
Remaining term (in years)	8.01	2.25	2.25
Risk-free interest rate	2.4%	1.8%	1.8%
Expected volatility	37.8%	38.8%	38.8%
Dividend yield	0.0%	0.0%	0.0%

The Black Scholes Method and following assumptions were used to measure the fair market value of the warrant liability upon the conversion date:

	Series A Preferred	Junior Preferred
Estimated fair value of preferred stock	$18.00	$18.00
Exercise price	$6.33	$0.01
Remaining term (in years)	6.55	1.13
Risk-free interest rate	1.9%	1.9%
Expected volatility	45.9%	45.9%
Dividend yield	0.0%	0.0%

The Company refinanced all of its debt on February 28, 2019 (see Note 6) and believes that the face value of its outstanding debt at January 31, 2020 approximates fair value.
The changes in Level 3 warrant liability for the years ended January 31, 2020 and 2019 are reflected in Note 10. The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the years ended January 31, 2020 and 2019.
12. Commitments and contingencies
(a) Operating and Capital leases
The Company leases its office premises in New York, North Carolina and Ottawa under operating leases which expire on various dates through August 2022. The Company recognizes rent expense under such arrangements on a straight-line basis. Rent expense under such operating leases amounted to $1,927, $1,795, and $1,640 for the fiscal years ended January 31, 2020, 2019, and 2018, respectively.
As of January 31, 2020, the aggregate minimum net rental payments for non-cancelable operating leases and firmly committed contracts are as follows:

January 31,
2021	$1,824
2022	819
2023	464
2024	277
$3,384

During fiscal year ended January 31, 2020 and in prior years, the Company entered into several capital leases for equipment and software. The leases are for 30-36 months periods. Minimum lease payments are as follows:

January 31,
2021	$2,648
2022	1,708
2023	568
$4,924
Less: Amounts representing interest	(504)
$4,420
Less: Current portion	(2,324)
$2,096

Interest expense related to capital leases was $580, $290, and $211 for the fiscal years ended January 31, 2020, 2019, and 2018, respectively.
(b) Indemnifications
The Company’s agreements with certain customers include certain provisions for indemnifying customers against liabilities if its services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that may be involved in each particular agreement. To date, the Company has not incurred any material costs as a result of such provisions and have not accrued any liabilities related to such obligations in our financial statements.
In addition, the Company has indemnification agreements with its directors and its executive officers that require us, among other things, to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of those persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as a director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable it to recover a portion of any future indemnification amounts paid. To date, there have been no claims under any of its directors and executive officers indemnification provisions.
(c) Legal proceedings
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
13. Income taxes
The Company’s loss before income taxes was primarily generated in the United States for fiscal 2020, fiscal 2019 and fiscal 2018.
The effective tax rate is 0% for fiscal 2019, and fiscal 2018. The difference between the U.S. statutory rate of 21.0% and the effective tax rate is primarily due to the change in valuation allowance in both fiscal 2019 and 2018.
The Company's income tax (benefit) consisted of the following for fiscal 2020:

Year ended January 31,
2020
Current tax
Domestic	$—
Foreign	(1,005)
Deferred tax
Domestic	—
Foreign	(775)
Total income tax expense (benefit)	$(1,780)

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the Company's financial statements is as follows:

Year ended January 31,
2020
Federal income tax benefit at statutory rate	21.0%
State and local tax, net of federal benefit	2.8%
Permanent differences	(1.5)%
Equity compensation	6.8%
Foreign taxes	8.1%
Other	(4.3)%
Change in valuation allowance	(24.8)%
Effective income tax rate	8.1%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for the Company's financial statements and for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of January 31, 2020 and 2019 are as follows:

	January 31,
Deferred tax assets (liabilities)	2020	2019
Net operating loss carryforwards	$33,641	$29,068
Stock based compensation	1,340	516
Accruals, reserves, and other expenses	329	388
Reserve for bad debts	251	73
Disallowed interest expense	1,358	415
Depreciation and amortization	106	278
Total deferred tax assets	37,025	30,738
Less valuation allowance	(35,369)	(29,888)
Net deferred tax assets	1,656	850
Depreciation and amortization	—	—
Deferred contract acquisition costs	(881)	(850)
Total deferred tax liabilities	(881)	(850)
Deferred taxes, net	$775	$—

The Company has accumulated a Federal net operating loss carryforward of approximately $124,512, $100,000 and $93,000 as of January 31, 2020, 2019, and 2018, respectively. This carryforward may be available to offset future income tax liabilities and will expire beginning in 2025. As of January 31, 2020, the Company's foreign branch had net operating loss carryforwards of approximately $2,924, which may be available to offset future income in Canada and will expire beginning in 2030.
Due to the uncertainty regarding the ability to realize the benefit of the U.S. deferred tax assets primarily relating to net operating loss carryforwards, valuation allowances have been established to reduce the U.S. deferred tax assets to an amount that is more likely than not to be realized.
On the basis of this evaluation, as of January 31, 2020 and 2019, the Company recorded a valuation allowance of $35,369 and $29,888, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable foreign income during the carryforward period are reduced.
Under the Tax Reform Act of 1986, or the Act, the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards could become subject to an annual limitation as the result of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50% as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized on a yearly basis to offset future taxable income. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed multiple financings since its inception which may have resulted in an ownership change as defined by Sections 382 of the Internal Revenue Code, or could result in a change in control in the future. The Company has not done an analysis to determine whether or not ownership changes, as defined by the Act, have occurred since inception.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. The Company’s tax years are still open from 2016 to present and, to the extent utilized in future years' tax returns, net operating loss carryforwards at January 31, 2020 will remain subject to examination until the respective tax year is closed. The Company records unrecognized tax benefits as liabilities related to its operations in accordance with ASC 740 and adjusts these liabilities when its judgement changes a s a result of the evaluation of new information previously not available. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.
The following is a rollforward of the Company's total gross unrecognized tax benefits:

	January 31,
	2020	2019
Unrecognized income tax benefits, opening balance	$1,000	$900
Increase for income tax positions of prior years	—	100
Lapse of statute of limitations	(1,000)	—
Unrecognized income tax benefits, ending balance	$—	$1,000

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the existing tax law by, among other things, lowering the U.S. corporate income tax rate from 35% to 21% beginning in 2018. The Company reviewed and incorporated the impact of the Tax Act in its tax calculations and disclosures. The Tax Act did not have a significant impact on the Company’s financial statements for the year ended January 31, 2020.

14. Net loss per share and unaudited pro forma net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year ended January 31,
	2020	2019	2018
Numerator:
Net loss	$(20,293)	$(15,062)	(18,192)
Preferred stock dividends paid	(14,955)	—	—
Accretion of Convertible Preferred to redemption value	(56,175)	(30,199)	(19,981)
Net loss attributable to common stockholders	$(91,423)	$(45,261)	(38,173)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	20,301,189	1,844,929	1,538,600
Net loss attributable to common stockholders, basic and diluted	$(4.50)	$(24.53)	$(24.81)

The Company’s potential dilutive securities, which include Convertible Preferred, stock options and outstanding warrants to purchase shares of common and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year ended January 31,
	2020	2019
Convertible Preferred (as-converted to common stock)	—	25,311,535
Stock options to purchase common stock and restricted stock units	6,963,870	5,055,505
Warrants to purchase Convertible Preferred	—	581,798
Warrants to purchase common stock	75,137	256,411
Total	7,039,007	31,205,249

15. Retirement savings plan
On February 20, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all U.S. full-time employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the Plan may be made at the discretion of the Board of Directors of the Company. The Company did not make any contributions in years ended January 31, 2020 and 2019.
16. Related party transactions
The Company recognized revenue totaling approximately $5,318, $5,181, and $4,882 from an affiliate of a stockholder of the Company during the fiscal years ended January 31, 2020, 2019, and 2018, respectively. Accounts receivable from the affiliate totaled approximately $2,072 and $598 as of January 31, 2020 and 2019, respectively.
17. Acquisition
On December 4, 2018, the Company entered into an asset purchase agreement with Vital Score, Inc. (Vital Score) to acquire all of the assets, and assumed certain of the liabilities, of Vital Score. The acquisition of Vital Score expanded the Company’s clinical and patient activation offerings and deepened its capabilities in motivational science. The acquisition consideration was comprised of cash consideration consisting of (i) $1,540 with $1,190 payable upon the closing of the acquisition and $350 payable on the first anniversary; and (ii) 40,327 shares of common stock issued to the two principals of Vital Score which vest 50% at closing and 50% in 4 equal annual installments beginning on the one-year anniversary of closing provided that the principals are still employed at the Company. These shares were valued at $8.03 per share. In addition, the principals can receive up to $750 in contingent consideration based upon the achievement of certain sales goals. Since 50% of the shares of common stock and the contingent consideration are contingent upon the principals continued service with the Company, these amounts will be recorded as compensation expense and not included in the purchase price.
The following table summarizes the purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration:

Cash consideration	$1,540
Common stock issued (20,164 shares at $8.03 per share)	162
Total fair value of acquisition consideration	$1,702

The following table summarizes the final allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Property and equipment	$5
Acquired technology	490
Customer relationships	980
Goodwill	250
Total assets acquired	$1,725
Accounts payable	(23)
Total purchase price	$1,702
The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included acquired technology and customer relationships, both of which are subject to amortization on a straight-line basis and are being amortized over 5 and 7 years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 5.8 years.
The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of Vital Score. The fair value of the acquired technology was estimated using the cost to replace method. The fair value of customer relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping.
The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method.
The amortization of intangible assets is deductible for income tax purposes.
The Company believes the goodwill related to the acquisition was a result of providing the Company a complementary service offering that will enable the Company to leverage its services with existing and new clients. The goodwill is deductible for income tax purposes.
Revenue from Vital Score is primarily comprised of fees from customers using its Motivational Indexing Product. Revenue for these services and the related costs are recognized each month as performance obligations are satisfied and costs are incurred, and are included in subscription and related services and cost of revenues (excluding depreciation and amortization), respectively, in the statements of operations. For the period from December 4, 2018 (date of acquisition) to January 31, 2019, the results of Vital Score are included in the Company’s results and were immaterial. For the year ended January 31, 2018, the unaudited revenues and unaudited net loss of Vital Score were approximately $250 and $455, respectively. For the period from February 1, 2018 through December 4, 2018, the unaudited revenues and unaudited net loss of Vital Score were approximately $100 and $600, respectively.

18. Subsequent Events

Due to the government-imposed quarantines and other public health safety measures put into place in March 2020, COVID-19's disruption in our provider client's ability to engage with patients has impacted the Company's subscription and related services, patient processing, and life sciences revenues for the fiscal quarter ended April 30, 2020. Phreesia will continue to assess the impact of the COVID-19 pandemic on the Company.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. The CARES Act is an emergency economic stimulus package in response to the COVID-19 outbreak, which among other things, provides provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently evaluating any other applicable implications of the CARES Act, and its impact on the financial statements and related disclosures has not yet been determined.

19. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected unaudited quarterly statements of operations data for each of the eight quarters in fiscal 2020 and 2019 (in thousands, except per share data):

	Quarter ended
	1/31/2020	10/31/2019	7/31/2019	4/30/2019	1/31/2019	10/31/2018	7/31/2018	4/30/2018
Statements of Operations data:
Total revenue	$32,815	$32,843	$30,816	$28,310	$26,483	$24,756	$24,779	$23,871
Operating loss	(4,672)	(2,231)	(4,140)	(4,255)	(3,299)	(3,036)	(1,249)	(1,910)
Net loss	(3,668)	(2,437)	(7,493)	(6,695)	(5,080)	(4,172)	(2,587)	(3,224)
Net loss per share, basic and diluted	(0.10)	(0.07)	(1.10)	(3.32)	(2.58)	(2.18)	(1.46)	(1.86)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective due to the existence of the material weakness described below.
However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

As previously reported in the registration statement on Form S-1 for our IPO and Follow-On and in our Form 10-Q reports for the periods ending July 31, 2019 and October 31, 2019, we identified a material weakness in our internal control over financial reporting in connection with the audit of our financial statements as of and for the year ended January 31, 2019. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

Except for continuing to take steps to remediate the material weakness in our internal control over financial reporting as described above, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements. Reference is made to the financial statements included in this Annual Report on Form 10-K in Item 8, Financial Statements and Supplementary Data.

(2) Financial Statement Schedules. All financial statement schedules have been omitted because they are not required, not applicable or the information required is shown in the financial statements or notes thereto.

(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	File No.	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Form 10-Q	001-38977	3.1	September 10, 2019
3.2	Amended and Restated By-laws of the Registrant.	Form 10-Q	001-38977	3.2	September 10, 2019
4.1	Specimen Common Stock Certificate.	Form S-1	333-232264	4.1	June 21, 2019
4.2	Fifth Amended and Restated Investor Rights Agreement, dated as of October 27, 2017, by and among the Registrant and certain of its stockholders.	Form S-1	333-232264	4.2	June 21, 2019
4.3	Warrant to Purchase Stock, dated as of February 28, 2019, issued by the Registrant to WestRiver Innovation Lending Fund VIII, L.P.	Form S-1	333-232264	4.1	June 21, 2019
4.4	Description of Capital Stock.
10.1#	Amended and Restated 2006 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	Form S-1	333-232264	10.1	June 21, 2019
10.2#	2018 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	Form S-1	333-232264	10.2	June 21, 2019
10.3#	2019 Stock Option and Incentive Plan and form of award agreements thereunder.	Form S-1/A	333-232264	10.3	July 8, 2019
10.4#	2019 Employee Stock Purchase Plan.	Form S-1/A	333-232264	10.4	July 8, 2019
10.5#	Non-Employee Director Compensation Policy.	Form S-1	333-232264	10.5	June 21, 2019
10.6#	Senior Executive Cash Bonus Plan.	Form S-1	333-232264	10.19	June 21, 2019
10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	Form S-1	333-232264	10.6	June 21, 2019
10.8#	Amended and Restated Employment Agreement, dated as of July 19, 2019, by and between the Registrant and Chaim Indig.	Form S-1	333-232264	10.8	June 21, 2019
10.9#	Amended and Restated Employment Agreement, dated as of July 19, 2019, by and between the Registrant and Evan Roberts.	Form S-1	333-232264	10.9	June 21, 2019
10.10#	Amended and Restated Employment Agreement, dated as of July 19, 2019, by and between the Registrant and Thomas Altier.	Form S-1	333-232264	10.10	June 21, 2019
10.11#	Amended and Restated Employment Agreement, dated as of July 19, 2019, by and between the Registrant and Charles Kallenbach.	Form S-1	333-232264	10.11	June 21, 2019

10.12#	Amended and Restated Employment Agreement, dated as of July 19, 2019, by and between the Registrant and Daniel Nathan.	Form S-1	333-232264	10.20	June 21, 2019
10.13#	Form of Amended and Restated Employment Agreement between the Registrant and each of its U.S.-based executive officers.	Form S-1	333-232264	10.21	June 21, 2019
10.14#	Board Chairman Agreement, dated as of December 2018, by and between the Registrant and Michael Weintraub.	Form S-1	333-232264	10.12	June 21, 2019
10.15	Amended and Restated Loan and Security Agreement, dated as of February 28, 2019, by and between the Registrant and Silicon Valley Bank.	Form S-1	333-232264	10.7	June 21, 2019
10.16	Agreement of Lease, dated as of October 25, 2010, by and between the Registrant and 432 Park South Realty Co. LLC, as amended by the Extension and Modification of Lease, dated as of June 27, 2013, and the Second Extension, Modification and Expansion of Lease, dated as of May 13, 2015.	Form S-1	333-232264	10.13	June 21, 2019
10.17†	Lease Agreement, dated as of December 9, 2016, by and between the Registrant and Phoenix Limited Partnership of Raleigh, as amended by Lease Modification Agreement No. 1, dated as of May 13, 2017.	Form S-1	333-232264	10.14	June 21, 2019
10.18†	Lease Modification Agreement No. 2, dated as of October 22, 2019, by and between the Registrant and Phoenix Limited Partnership of Raleigh.	Form 10-Q	001-38977	10.1	December 10, 2019
10.19	Lease, dated as of June 15, 2016, by and between the Registrant and Elk Property Management Limited.	Form S-1	333-232264	10.15	June 21, 2019
10.20†	Master Software License and Services Agreement, dated as of March 31, 2015, by and between the Registrant and Ascension Health Resource and Supply Management Group, LLC, as amended by the EMV Addendum Master Software License and Services Agreement, dated as of November 18, 2015, and the Amendment to the Master Software License and Services Agreement, dated as of March 28, 2018.	Form S-1	333-232264	10.16	June 21, 2019
10.21†	Amendment to Master Software License and Services Agreement, dated as of September 30, 2019, by and between the Registrant and Ascension Health Resource and Supply Management Group, LLC.	Form 10-Q	001-38977	10.2	December 10, 2019
10.22†	Partner Agreement, dated as of January 10, 2014, by and between the Registrant and athenahealth, Inc., as amended by the Revenue Share Addendum, dated as of April 11, 2014, and the Amendment and Revenue Share Addendum No. 2, dated as of December 21, 2015.	Form S-1	333-232264	10.17	June 21, 2019
10.23†	Strategic Alliance Agreement, dated as of December 10, 2015, by and between the Registrant and Allscripts Healthcare, LLC.	Form S-1	333-232264	10.18	June 21, 2019

21.1	Subsidiaries of the Registrant.	Form S-1	333-232264	21.10	June 21, 2019
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHREESIA, INC.

Date: April 23, 2020	By:	/s/ Chaim Indig
Name: Chaim Indig
Title: Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Each individual whose signature appears below hereby constitutes and appoints each of Chaim Indig and Thomas Altier as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chaim Indig	Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2020
Chaim Indig

/s/ Thomas Altier	Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2020
Thomas Altier

/s/ Michael Weintraub	Chairman and Director	April 23, 2020
Michael Weintraub

/s/ Edward Cahill	Director	April 23, 2020
Edward Cahill

/s/ Scott Perricelli	Director	April 23, 2020
Scott Perricelli

/s/ Mark Smith	Director	April 23, 2020
Mark Smith, M.D.

/s/ Cheryl Pegus	Director	April 23, 2020
Cheryl Pegus, M.D., M.P.H.

/s/ Gillian Munson	Director	April 23, 2020
Gillian Munson