Form 10-Q
period 2020-04-30
Phreesia, Inc.
filed 2020-06-09
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 5, 2020, 37,677,171 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PHREESIA, INC.
FORM 10-Q
For the Quarter Ended April 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our future financial performance, including our revenue, costs of revenue and operating expenses and cash flows;
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
•our future indebtedness;
•our expectations regarding trends in our key metrics and revenue from subscription fees from our provider clients, payment processing fees and fees charged to our life science clients by delivering targeted messages to patients; and
•increased expense associated with being a public company.
•other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Balance sheets
(in thousands, except share and per share data)

	April 30, 2020	January 31, 2020
	(unaudited)
Assets
Current:
Cash and cash equivalents	$90,252	$90,315
Settlement assets	8,672	12,368
Accounts receivable, net of allowance of $1,353 and $943	24,223	21,978
Deferred contract acquisition costs	1,788	1,720
Prepaid expenses and other current assets	5,435	5,157
Total current assets	130,370	131,538
Property and equipment, net of accumulated depreciation and amortization of $37,813 and $35,551	14,986	14,487
Capitalized internal-use software, net of accumulated amortization of $20,847 and $19,554	9,198	8,735
Operating lease right-of-use assets (1)	2,795	—
Deferred contract acquisition costs	1,715	1,594
Intangible assets, net of accumulated amortization of $331 and $271	1,139	1,199
Long-term deferred tax asset	719	775
Goodwill	250	250
Other assets	128	180
Total assets	$161,300	$158,758
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$8,672	$12,368
Current portion of finance lease liabilities (1)	2,366	2,324
Current portion of operating lease liabilities (1)	1,414	—
Accounts payable	7,649	6,017
Accrued expenses	11,374	9,243
Deferred revenue	6,629	5,401
Total current liabilities	38,104	35,353
Long-term debt	19,470	19,444
Finance lease liabilities, noncurrent (1)	2,234	2,096
Operating lease liabilities, noncurrent (1)	1,578	—
Total liabilities	61,386	56,893
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.01 par value - 500,000,000 shares authorized as of April 30, 2020 and January 31, 2020, respectively; 37,599,441 and 36,610,763 shares issued and outstanding as of April 30, 2020 and January 31, 2020, respectively	376	366
Additional paid-in capital	390,981	386,383
Accumulated deficit	(290,597)	(284,485)
Treasury stock	(846)	(399)
Total Stockholders’ Equity	99,914	101,865
Total Liabilities and Stockholders’ Equity	$161,300	$158,758
(1) Figures as of April 30, 2020 reflect the Company's February 1, 2020 adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases. For additional details, see Note 3(c), "Summary of significant accounting policies — Impact of recently adopted accounting pronouncements."

See notes to unaudited Financial Statements

Phreesia, Inc.
Unaudited statements of operations
(in thousands, except share and per share data)

	Three months ended April 30,
	2020	2019
Revenue:
Subscription and related services	$15,599	$12,683
Payment processing fees	11,707	11,557
Life sciences	6,090	4,070
Total revenues	33,396	28,310
Expenses:
Cost of revenue (excluding depreciation and amortization)	4,734	3,996
Payment processing expense	6,848	6,949
Sales and marketing	9,434	7,702
Research and development	5,005	4,299
General and administrative	8,720	6,245
Depreciation	2,268	2,155
Amortization	1,353	1,219
Total expenses	38,362	32,564
Operating loss	(4,966)	(4,255)
Other income (expense)	(715)	(1,145)
Change in fair value of warrant liability	—	(423)
Interest income (expense)	(320)	(804)
Total other income (expense)	(1,035)	(2,372)
Loss before provision for income taxes	(6,001)	(6,627)
Provision for income taxes	(111)	(68)
Net loss	$(6,112)	$(6,695)
Accretion of redeemable preferred stock	—	(7,863)
Net loss attributable to common stockholders, basic and diluted	$(6,112)	$(14,558)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(7.23)
Weighted-average common shares outstanding, basic and diluted	37,308,084	2,013,839
See notes to unaudited Financial Statements

Phreesia, Inc.
Unaudited statements of redeemable preferred stock and stockholders’ equity (deficit)
(in thousands, except share and per share data)

	Redeemable Preferred Stock									Stockholders' Equity (Deficit)
	Series A		Series B		Junior Preferred		Redeemable Preferred			Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Total	Shares	Amount	APIC	Deficit	Treasury stock	Total
Balance, February 1, 2019	13,674,365	$79,311	9,197,142	$51,872	32,746,041	$32,746	42,560,530	$42,561	$206,490	1,994,721	$20	—	(210,994)	$—	$(210,974)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,695)	—	(6,695)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	599	—	—	599
Exercise of stock options	—	—	—	—	—	—	—	—	—	29,798	—	37	—	—	37
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	833	—	—	833
Accretion of redeemable preferred stock	—	5,196	—	2,667	—	—	—	—	7,863	—	—	(1,469)	(6,394)	—	(7,863)
Balance, April 30, 2019	13,674,365	$84,507	9,197,142	$54,539	32,746,041	$32,746	42,560,530	$42,561	$214,353	2,024,519	$20	$—	$(224,083)	$—	$(224,063)

Balance, February 1, 2020	—	$—	—	$—	—	$—	—	$—	$—	36,610,763	$366	$386,383	$(284,485)	$(399)	$101,865
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,112)	—	(6,112)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,872	—	—	2,872
Exercise of stock options and vesting of restricted stock units	—	—	—	—	—	—	—	—	—	988,678	10	1,726	—	—	1,736
Treasury stock from vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	(447)	(447)
Balance, April 30, 2020	—	$—	—	$—	—	$—	—	$—	$—	37,599,441	$376	$390,981	$(290,597)	$(846)	$99,914
See notes to unaudited Financial Statements

Phreesia, Inc.
Unaudited statements of cash flows
(in thousands, except share and per share data)

	Three months ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,112)	$(6,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,621	3,374
Stock-based compensation expense	2,872	599
Change in fair value of warrants liability	—	423
Amortization of debt discount	126	108
Loss on extinguishment of debt	—	1,073
Cost of Phreesia hardware purchased by customers	172	84
Deferred contract acquisition costs amortization	525	484
Non-cash operating lease expense	389	—
Deferred tax asset	56	—
Changes in operating assets and liabilities
Accounts receivable	(2,245)	137
Prepaid expenses and other assets	1,614	(585)
Deferred contract acquisition costs	(714)	(455)
Accounts payable	(998)	1,285
Accrued expenses and other liabilities	1,871	2,297
Lease liability	(502)	—
Deferred revenue	1,228	(98)
Net cash provided by operating activities	1,903	2,033
Cash flows used in investing activities:
Capitalized internal-use software	(1,160)	(1,411)
Purchase of property and equipment	(1,917)	(1,314)
Net cash used in investing activities	(3,077)	(2,725)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	7,376
Proceeds from term loan	—	20,000
Repayment of term loan	—	(1,042)
Repayment of loan payable	—	(20,000)
Finance lease payments	(525)	(518)
Debt extinguishment costs	—	(300)
Debt issuance costs	—	(112)
Proceeds from issuance of common stock upon exercise of stock options	1,736	37
Payment of offering costs	—	(378)
Loan facility fee payment	(100)	—
Net cash provided by financing activities	1,111	5,062
Net increase (decrease) in cash and cash equivalents	(63)	4,370
Cash and cash equivalents – beginning of period	90,315	1,543
Cash and cash equivalents – end of period	$90,252	$5,913

Supplemental information of non-cash investing and financing information:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,185	$—
Property and equipment acquisitions through finance leases	$827	$—
Deferred issuance costs included in accounts payable and accrued expenses	$—	$1,658
Purchase of property and equipment and capitalized software included in accounts payable	$791	$471
Issuance of warrants related to debt	$—	$833
Cash payments for:
Interest	$306	$924
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

(b) Initial public offering
On July 22, 2019, the Company closed its initial public offering (IPO), in which the Company issued and sold 7,812,500 shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of $130,781, after deducting underwriting discounts and commissions of $9,844 but before deducting deferred offering costs of $6,412. In addition to the shares of common stock sold by the Company upon the IPO, certain selling stockholders sold an aggregate of 2,868,923 shares of common stock as part of the IPO. In addition, all then outstanding shares of Convertible Preferred stock converted into 25,311,525 shares of common stock and the Company issued 757,625 shares of common stock as a result of the cashless exercise of warrants as of January 31, 2020.
On December 17, 2019, the Company closed its follow-on offering of 7,762,500 shares of common stock sold by certain selling stockholders. The Company did not receive any proceeds from the follow-on offering but did incur $1,047 in transaction costs, recorded as general and administrative expense within the statement of operations.

(c) Liquidity
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
Management believes that the Company’s cash and cash equivalents at April 30, 2020, along with cash generated in the normal course of business, and available borrowing capacity under its February 2019 Credit Facility (See Note 6), are sufficient to fund its operations for at least the next 12 months. The Company will obtain additional financing if needed to successfully implement its long-term strategy. There can be no assurance that additional financing, if needed, can be obtained on terms acceptable to the Company. The ability of the Company to achieve successful operations will depend on, among other things, new business, the retention of customers, and the effectiveness of sales and marketing initiatives. The Company is subject to a number of risks similar to other companies in its stage of business life cycle, including dependence on key individuals, competition in the marketplace, and the need to fund future product and services development.

2. Basis of presentation
(a) Basis of presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and include the accounts of Phreesia, Inc. and its branch operation in Canada.

(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2020 and 2019 refer to the fiscal year ended January 31, 2020 and 2019, respectively.

(c) Unaudited interim financial statements
The accompanying financial statements and the related footnote disclosures are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of April 30, 2020 and the results of its operations and its cash flows for the periods ended April 30, 2020 and 2019. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the year ended January 31, 2020.

(d) Reclassifications
A reclassification was made to reflect the deferred contract acquisition costs as an adjustment to net loss on the statement of cash flows for the three months ended April 30, 2019 to conform and be comparable to the presentation on the statement of cash flows for the three months ended April 30, 2020. In the prior periods, the deferred contract acquisition costs were netted against the change in the assets. The reclassifications had no effect on net earnings or cash flows as previously reported.

3. Summary of significant accounting policies
The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended January 31, 2020. Since the date of those audited financial statements, there have been no changes to the Company’s significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.

(a) Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments. Although management believes its estimates and assumptions are reasonable under the circumstances at the time they are made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Actual results may differ from those estimates made under different assumptions or circumstances. The most significant assumptions and estimates relate to the allowance, capitalized internal-use software, the determination of the useful lives of property and equipment, the fair value of securities underlying stock-based compensation, the fair value of its business acquisitions, and the realization of deferred tax assets.

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
The Company’s customers are primarily physician’s offices located in the United States and pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three months ended April 30, 2020 and 2019.
As of April 30, 2020, two customers accounted for 15% and 10% of accounts receivable, respectively. As of April 30, 2019, the Company did not have any individual customers that represented more than 10% of accounts receivable.

(c) New accounting pronouncements
Impact of recently adopted accounting pronouncements
On February 1, 2020, the Company adopted the Financial Accounting Standards Board's (FASB) Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842) (ASC 842) which requires lessees to record most leases on their balance sheets but to recognize the expenses in their statement of operations in a manner similar to the prior standard. Topic 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term.
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
The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all of its leases. This means, for those leases that qualify, the Company will not recognize right-of-use assets or lease liabilities, including existing short-term leases as of the transition date. The Company also elected the practical expedient to not separate lease and non-lease components for its office and computer equipment leases.
Upon adoption of Topic 842 the Company recognized operating lease right-of-use assets and operating lease liabilities related to our office leases of $2,741 and $2,928, respectively. The Company’s accounting for lessee finance and all lessor leases remains substantially unchanged from legacy guidance. The standard did not have a significant impact on our statements of operations or statements of cash flows.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 updates the disclosure requirements for fair value measurements and is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company adopted the new guidance effective February 1, 2020, and it did not have a material effect on its financial statements.
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

4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of April 30, 2020 and January 31, 2020 are as follows:

	April 30, 2020	January 31, 2020
Payroll-related expenses and taxes	$7,529	$5,032
Payment processing fees liability	1,752	2,738
Other	2,093	1,473
Total	$11,374	$9,243

(b) Property and equipment
Property and equipment as of April 30, 2020 and January 31, 2020 are as follows:

	Useful Life
	(years)	April 30, 2020	January 31, 2020
PhreesiaPads and Arrivals Stations	3	$27,833	$26,389
Computer equipment	3	19,612	18,394
Computer software	3	2,386	2,297
Hardware development	3	1,024	1,024
Furniture and fixtures	7	745	743
Leasehold improvements	2	1,199	1,191
Total property and equipment		$52,799	$50,038
Less accumulated depreciation and amortization		(37,813)	(35,551)
Property and equipment — net		$14,986	$14,487
Depreciation expense related to property and equipment amounted to $2,268 and $2,155 for the three months ended April 30, 2020 and 2019, respectively. Finance lease depreciation, included in depreciation expense, was $725 for the three months ended April 30, 2020.
Assets under finance leases included in computer equipment were $13,110 and $12,283 as of April 30, 2020 and January 31, 2020. Accumulated amortization of assets under finance leases was $8,449 and $7,724 as of April 30, 2020 and January 31, 2020, respectively.

(c) Capitalized internal use software
For the three months ended April 30, 2020 and 2019, the Company capitalized $1,756 and $1,411, respectively, of costs related to the Phreesia Platform.
During the three months ended April 30, 2020 and 2019, amortization expense of capitalized internal-use software was $1,293 and $1,160, respectively. As of April 30, 2020 and January 31, 2020, the net book value of the Phreesia Platform was $9,198 and $8,735, respectively.

(d) Intangible assets
The following presents the details of intangible assets as of April 30, 2020 and January 31, 2020:

	Useful Life
	(years)	April 30, 2020	January 31, 2020
Acquired technology gross carrying value	5	$490	$490
Customer relationship gross carrying value	7	980	980
Total intangible assets		$1,470	$1,470
Less accumulated amortization		(331)	(271)
Net carrying value		$1,139	$1,199

The remaining useful life for acquired technology in years is 3.6 and 3.9 as of April 30, 2020 and January 31, 2020, respectively. The remaining useful life for customer relationships in years is 5.6 and 5.9 as of April 30, 2020 and January 31, 2020, respectively.
Amortization expense associated with intangible assets amounted to $60 and $60 for the three months ended April 30, 2020 and 2019, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of April 30, 2020:

April 30, 2020
2021 (Remaining nine months)	$179
Years ending January 31,
2022	238
2023	238
2024	224
2025 - thereafter	260
Total	$1,139

(e) Accounts receivable
Accounts receivable as of April 30, 2020 and January 31, 2020 are as follows:

	April 30, 2020	January 31, 2020
Billed	$23,823	$22,245
Unbilled	1,753	676
Total accounts receivable, gross	$25,576	$22,921
Less accounts receivable allowance	(1,353)	(943)
Total accounts receivable	$24,223	$21,978

(f) Prepaid and other current assets
Prepaid and other current assets as of April 30, 2020 and January 31, 2020 are as follows:

	April 30, 2020	January 31, 2020
Prepaid software and business systems	2,155	$1,611
Prepaid PhreesiaPads	1,534	645
Prepaid data center expenses	587	751
Prepaid insurance	530	1,259
Other prepaid expenses and other current assets	629	891
Total prepaid and other current assets	$5,435	$5,157

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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrival Stations was $1,554 and $1,328 for the three months ended April 30, 2020 and 2019, respectively.

Contract balances
The following table represents a rollforward of contract assets and contract liabilities:

	Contract assets (unbilled accounts receivable)	Contract liabilities (deferred revenue)
January 31, 2020	$676	$5,401
Amount transferred to receivables from contract assets	(106)	—
Contract asset additions	1,183	—
Revenue recognized that was included in deferred revenue at the beginning of the period	—	(2,822)
Revenue recognized that was not included in deferred revenue at the beginning of the period	—	(350)
Increases due to invoicing prior to satisfaction or performance obligations	—	4,400
April 30, 2020	$1,753	$6,629

Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contract and amortizes these costs over the life of the contracts. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $525 and $484 for the three months ended April 30, 2020 and 2019, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a rollforward of deferred contract acquisition costs:

April 30, 2020
Beginning balance	$3,314
Additions to deferred contract acquisition costs	714
Amortization of deferred contract acquisition costs	(525)
Ending balance	3,503
Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,788
Deferred contract acquisition costs, non current	1,715
Total deferred contract acquisition costs	$3,503

6. Debt
As of April 30, 2020 and January 31, 2020, the Company had the following outstanding loan balances:

	April 30, 2020	January 31, 2020
Term loan	$20,000	$20,000
Less deferred financing costs	(866)	(937)
Plus accrued interest and payments	336	381
Long term debt	$19,470	$19,444

On February 28, 2019 (the Effective Date), the Company entered into an Amended and Restated Loan and Security Agreement that provides for a $20,000 term loan and a revolving credit facility with up to $25,000 of availability. The Company is also permitted to borrow an additional $10,000 term loan (the Term Loan B Advance) and, subject to the bank’s approval, another $15,000 (the Term Loan C Advance) prior to February 28, 2020. The term loans under the loan agreement bear interest, which is payable monthly, at a floating rate equal to the bank’s prime rate plus 1.50% until such time that EBITDA reaches a defined level, after which time the interest rate is reduced to the prime plus 0.75%. Principal payments due under the term loans are due in 36 equal monthly installments beginning in March 2021. In addition to principal and interest payments due under the term loans, the Company is required to make a final payment to the lenders due upon the earlier of prepayment or maturity of the term loan, which is equal to 2.75% of the original principal amount. The Company accrues the estimated final payment fee using the effective interest method resulting in a charge to interest expense of $257 for the three months ended April 30, 2020. In connection with the New Loan Agreement, the Company issued warrants to the lenders to purchase an aggregate of 150,274 shares of common stock at an exercise price of $8.02 per share. The 75,137 common stock warrants that remain outstanding as of April 30, 2020 expire in February 2029. The fair value of the warrants of $833 was recorded as a debt discount and is being amortized to interest expense over the term of the new term loan and revolving credit facility. If the Company prepays the term loans prior to their respective scheduled maturities, it will also be required to make prepayment fees to the lenders equal to 3% if prepaid on or before the second anniversary of the Effective Date, 2% if prepaid after the second and on or before the third anniversary of funding or 1% if prepaid after the third anniversary of funding of the principal amounts borrowed. Interest expense related to the term loan under the loan agreement was $311, including amortization of deferred financing fees of $39 for the three months ended April 30, 2020. For the three months ended April 30, 2020, the effective interest rate on the term loan was 6.2%. Borrowings under the prior term loan and loans payable were repaid in full with the proceeds from this Amended and Restated Loan and Security Agreement.
During the three months ended April 30, 2019, the Company accounted for the settlement of the previously outstanding loans payable and the term loan as a debt extinguishment and recorded an expense of $1,073, which was included in other income (expense), and is comprised of the write-off of $773 of deferred financing costs related to these facilities and a $300 prepayment fee related to the loans payable. The modification of the revolving line of credit was accounted for as an insubstantial modification. The Company incurred fees of $112 related to the extinguishment and modification.
Borrowings under the revolving credit facility are subject to a borrowing base equal to 80% of eligible accounts receivable plus a percentage of recurring revenue, as defined, not to exceed $25,000 in the aggregate. The Company has $25,000 of availability as of April 30, 2020. Borrowings under the revolving credit facility bear interest, which is payable monthly, at a floating rate equal to the greater of the bank's prime rate less 0.50%, or 5.0% until such time that EBITDA reaches a defined level, after which time the interest rate is reduced to the greater of prime less 0.75%, or 4.75%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual fee of $100 per year during the first three years of the facility and then $75 per year in years four and five. The first facility fee payment of $100 was paid in the three months ended April 30, 2020. Interest expense related to the revolving credit facility under the loan agreement was $36, including amortization of deferred financing fees of $32, for the three months ended April 30, 2020. The Company is required to pay a fee of 0.15% per year for any unused availability and a termination fee of 1.50% if the revolving credit agreement is terminated prior to its scheduled maturity. The revolving credit facility is due five years from the Effective Date, which is February 28, 2024.

The Company’s obligations under the loan agreement are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The loan agreement includes a financial covenant that requires the Company to achieve specified revenue levels, as defined, through January 31, 2020, after which time revenue levels for covenants purposes will be determined by the bank based on the Company’s forecast, subject to certain minimums. The Company is also required to maintain certain liquidity levels, as defined. The Company was in compliance with all covenants related to the loan agreement as of April 30, 2020.
The loan agreement contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) attachment or levy on the Company’s assets or judicial restraint on its business; (v) insolvency; (vi) significant judgments, orders or decrees for payments by the Company not covered by insurance; (vii) incorrectness of representations and warranties; (viii) incurrence of subordinated debt; (ix) revocation of governmental approvals necessary for the Company to conduct its business; and (x) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

As of April 30, 2020, the Company’s long-term debt is payable as follows:

April 30, 2020
2021 (Remaining nine months)	$—
Year ending January 31,
2022	6,111
2023	6,667
2024	6,667
2025 - thereafter	555
Total long-term debt payments	$20,000

On May 5, 2020, the Company entered into a Second Amended and Restated Loan and Security Agreement. The Second Restated Loan Agreement provides for a revolving line of credit of up to $50,000 that replaces the Company's existing line of credit of up to $25,000 (with options to increase to up to $65,000). The Company used approximately $20,000 of the proceeds to pay off the existing term loan as of April 30, 2020. Refer to Note 16 for further detail.

7. Stockholders' Equity
(a) Common stock
The Company closed an IPO on July 22, 2019 and filed an Amended and Restated Certificate of Incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share. As of April 30, 2020 and January 31, 2020 there were 37,599,441 and 36,610,763 shares issued and outstanding, respectively.

(b) Preferred stock
In connection with the IPO, the Company's Amended and Restated Certificate of Incorporation also authorized 20,000,000 shares of undesignated preferred stock with a value of $0.01 per share. As of April 30, 2020 and January 31, 2020, no shares of this preferred stock were issued and outstanding.

(c) Treasury stock
The Company regularly grants non-vested stock options, restricted stock units (RSUs), and performance-based RSUs to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Under the provision of the plans, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.

8. Equity-based compensation
(a) Stock options
In 2006, the Board of Directors adopted the Company’s 2006 Stock Option Plan, which, as amended, provided for the issuance of options to purchase up to 4,424,986 shares of the Company’s common stock to officers, directors, employees, and consultants. The 2006 Stock Option Plan expired in August 2017.
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan, which replaced the 2018 Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee to make equity-based incentive awards to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this Plan is 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and will automatically increase each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). Options granted under the plans have a maximum term of ten years and vest over a period determined by the Board of Directors (generally four years from the date of grant or the commencement of the grantee’s employment with the Company). Options generally vest 25% at the one-year anniversary of grant after which point they generally vest pro rata on a monthly basis.
 Effective July 2019, all available shares from expired, terminated, or forfeited awards that remained under the 2006 or 2018 prior stock compensation plans were made available for grant under the 2019 Plan.
In June 2019, the Board of Directors also adopted the Company’s 2019 Employee Stock Purchase Plan (The ESPP), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved under the ESPP is limited to 855,873 shares.

Stock option activity for the three months ended April 30, 2020 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2020	5,516,452	$3.80
Granted in three months ended April 30, 2020	—	—
Exercised	(943,222)	1.84
Forfeited and expired	(47,967)	$6.98
Outstanding and expected to vest — April 30, 2020	4,525,263	$4.17	6.35	$96,178
Exercisable — April 30, 2020	2,997,882	$2.66	5.28	$68,142
Amount vested in three months ended April 30, 2020	140,333	$4.28

As of April 30, 2020, there are 4,072,923 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase from February 1, 2020, as well as an additional 855,873 shares available for future grant pursuant to the ESPP.
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at year end and the exercise price, multiplied by the related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended April 30, 2020 and 2019, (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised) was $50,472 and $302, respectively.

For the three months ended April 30, 2020 and 2019, the Company recorded stock-based compensation expense for stock options of $585 and $599, respectively. As of April 30, 2020, there is $5,346 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 2.55 years.
Incremental expense associated with the modification of stock options during the three months ended April 30, 2020 was $37.
The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense.

(b) Restricted stock units
During fiscal 2020, prior to the IPO, the Company issued stock units to employees and directors that vest based on both a time-based condition and a performance-based condition. Pursuant to the time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years. The performance-based condition is based on a sale of the Company or an IPO, as defined. The restricted stock units expire seven years from the grant date. Upon completion of the Company’s IPO in July 2019, the Company immediately recognized the fair value of the vested units with the unvested portion recognized over the remaining service period.
In addition, in August 2019, the Company approved allowing executive officers the ability to elect to receive all or a portion of the bonus (based on its target bonus opportunity for the last half of the fiscal year) in the form of restricted stock units instead of cash. For such executive officers that elected to receive restricted stock units, such award was granted immediately after such election with a value equal to the portion of the target bonus opportunity that the executive officer elected not to receive in cash, and such award vests based on the achievement of the Company’s pre-defined performance targets. These performance-based awards were released in April 2020, after final approval by the Compensation Committee.
The Company issued 515,376 time-based restricted stock units during the three months ended April 30, 2020. These time-based restricted stock units are subject to the same four-year vesting period as the previously granted units.
Restricted stock unit activity for the three months ended April 30, 2020 are as follows:

Restricted stock units
Outstanding, February 1, 2020	1,447,418
Granted in three months ended April 30, 2020	515,376
Vested	(53,778)
Forfeited and expired	(28,510)
Outstanding, April 30, 2020	1,880,506

For the three months ended April 30, 2020, the Company recognized $2,241 in restricted stock unit compensation expense, with $34,655 remaining of total unrecognized compensation costs related to these awards as of April 30, 2020. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.69 years.
During the three months ended April 30, 2020, the Company recorded stock-based compensation expense of $9 related to restricted stock issued in connection with the Vital Score acquisition in December 2018. As of April 30, 2020, there is $82 of total unrecognized compensation cost related to these awards.
The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense.

9. Stock warrants
As of April 30, 2020 and January 31, 2020, there were 75,137 common stock warrants outstanding. These remaining common stock warrants were issued at an exercise price of $8.02. If unexercised, each of these warrants will expire on February 28, 2029.

10. Fair value measurements
The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.
 The Company uses certain derivative financial instruments as part of its risk management strategy to reduce its foreign currency risk. The Company recognizes all derivatives on the balance sheet at fair value based on quotes obtained from financial institutions. The fair value of its foreign currency contracts as of April 30, 2020 was a liability of $603, which is included in accrued expenses on the accompanying balance sheet. The fair value of its foreign currency contracts as of January 31, 2020 was an asset of $58, which is included in prepaid and other current assets on the accompanying balance sheet. The fair value of the foreign currency contracts are considered Level 2 in the fair value hierarchy as of April 30, 2020 and January 31, 2020, respectively.
As the Company refinanced all of its debt on February 28, 2019 (See Note 6) and again on May 5, 2020 (See Note 16), it believes that the face value of its outstanding debt at April 30, 2020 and January 31, 2020 approximates fair value.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the three months ended April 30, 2020 and 2019.
The Company’s cash and cash equivalents includes money market funds of $62,492 which is measured at fair value. The Company consider these investments within Level 1 of the fair value hierarchy.

11. Leases
(a) Phreesia as Lessee
The Company leases office premises in New York, North Carolina, and Ottawa, and datacenter space in Virginia under operating leases which expire on various dates through June 2023. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The table below only considers lease obligations through the renewal date as the Company is not reasonably certain to elect the option to extend its leases beyond the option date. No arrangements contain residual value guarantees or restrictions imposed on the leases. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.
The operating right-of-use assets was calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable.
For office leases, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities which are determined by the leased square footage in proportion to the overall office building in Ottawa.
The Company also entered into various finance lease arrangements of computer equipment. These agreements are typically for two to three years and are secured by the underlying equipment.

Supplemental balance sheet information related to operating and finance leases as of April 30, 2020 was as follows:

April 30, 2020
Operating leases:
Lease right-of-use assets	$2,795
Lease liabilities	$1,414
Lease liabilities, noncurrent	1,578
Total operating lease liabilities	$2,992

Finance leases:
Property and equipment, at cost	$13,110
Accumulated depreciation	(8,449)
Property and equipment, net	$4,661
Lease liabilities	$2,366
Lease liabilities, noncurrent	2,234
Total finance lease liabilities	$4,600

As of April 30, 2020, for operating leases, the weighted-average remaining lease term is 2.6 years, and the weighted-average discount rate is 3.5%. As of April 30, 2020, for finance leases, the weighted-average remaining lease term is 2.1 years, and the weighted-average discount rate is 8.7%.

The components of lease expense for the three months ended April 30, 2020 were as follows:

April 30, 2020
Operating leases:
Operating lease cost	$412
Variable lease cost	63
Total operating lease cost	$475
Finance leases:
Amortization of right-of-use assets	$725
Interest on lease liabilities	101
Total finance lease cost	$826

The following represents a schedule of maturing lease commitments for operating and finance leases as of April 30, 2020:

	April 30, 2020
	Operating	Finance
Maturity of lease liabilities
2021 (remaining nine months)	$1,284	$2,145
Year ending January 31,
2022	793	1,907
2023	684	861
2024	365	73
Total future minimum lease payments	$3,126	$4,986
Less: interest	(134)	(386)
Present value of lease liabilities	$2,992	$4,600

Future minimum lease payments under non-cancelable operating leases as of January 31, 2020 under ASC 840 were as follows:

January 31, 2020
Operating
Year ending January 31,
2021	$1,824
2022	819
2023	464
2024	277
$3,384

Other supplemental cash flow information for the three months ended April 30, 2020 was as follows:

April 30, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$392
Operating cash flows from finance leases	101
Financing cash flows from finance leases	525
Total	$1,018

Right-of-use assets obtained in exchange of lease liabilities:
Operating	$3,185
Finance	827
Total	$4,012
An initial right-of-use asset of $2,741 for operating leases was recognized as a non-cash asset addition with the new lease accounting standard. Cash paid for amounts included in the present value of operating lease liabilities was $392 during the three months ended April 30, 2020 and is included in operating cash flows.

(b) Phreesia as Lessor
In connection with the patient intake and registration process, Phreesia offers its customers the ability to lease PhreesiaPads and Arrival Stations along with their monthly subscription. These rentals fall under the guidance of ASC 842. The Company elected the practical expedient to not separate lease and non-lease components. More specifically, all contractual hardware maintenance is included with the hardware lease components. The leases contain no variable lease payments, no options to extend the lease that are reasonably certain to be exercised, and do not give the lessee an option to purchase the hardware at the end of the lease term. All leased hardware in the SaaS arrangements are classified as operating leases.
During the three months ended April 30, 2020, the Company recognized $1,554 in subscription and related services revenue related to the leasing of PhreesiaPads and Arrival Stations.
Future lease payments receivable under operating leases were immaterial as of April 30, 2020, except for those with terms less than one year.

12. Commitments and contingencies
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

13. Income taxes
For the three months ended April 30, 2020, the Company recorded a tax provision of $111, compared to a tax provision of $68 for the corresponding period in the prior year. The effective tax rate was 1.85% and 0% for the three months ended April 30, 2020 and 2019, respectively.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at April 30, 2020 and January 31, 2020.

14. Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended April 30,
	2020	2019
Numerator:
Net loss	$(6,112)	$(6,695)
Accretion of redeemable convertible preferred stock to redemption value	—	(7,863)
Net loss attributable to common stockholders	$(6,112)	$(14,558)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	37,308,084	2,013,839
Net loss per share attributable to common stockholders	$(0.16)	$(7.23)
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

	As of April 30,
	2020	2019
Redeemable convertible preferred stock (as-converted to common stock)	—	25,311,535
Stock options to purchase common stock and restricted stock units	6,405,769	6,433,948
Warrants to purchase convertible preferred stock	—	581,798
Warrants to purchase common stock	75,137	406,685
	6,480,906	32,733,966

15. Related party transactions
The Company recognized revenue totaling approximately $1,437 and $1,503 from an affiliate of a stockholder of the Company for the three months ended April 30, 2020 and 2019, respectively. Accounts receivable from the affiliate totaled approximately $2,416 and $2,072 as of April 30, 2020 and January 31, 2020, respectively.

16. Subsequent events
On May 5, 2020, the Company entered into a Second Amended and Restated Loan Agreement (the Restated Loan Agreement) with Silicon Valley Bank. The Restated Loan Agreement restates the Amended and Restated Loan and Security Agreement, dated February 28, 2019 (the Existing Loan Agreement).
The Restated Loan Agreement provides for a revolving line of credit of up to $50,000 (with options to increase to up to $65,000) that replaces the Company's existing revolving line of credit of up to $25,000. The Company used approximately $20,000 of the proceeds to pay off an existing term loan under the Existing Loan Agreement. The new revolving line of credit provided to the Company does not require any principal payments until it terminates on May 5, 2025.
Borrowings under the restated Loan Agreement accrue interest at an initial rate equal to the greater of (i) the prime rate reported in The Wall Street Journal or (ii) 4.50%, and are secured by substantially all of the Company's assets, excluding its intellectual property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes thereto included in our Form 10-K for the fiscal year ended January 31, 2020. In addition to historical financial information, the following discussion and analysis and information set forth elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Financial highlights
•Total revenue increased 18% to $33.4 million in the three months ended April 30, 2020, compared with $28.3 million in the three months ended April 30, 2019.
•Net loss was $6.1 million in the three months ended April 30, 2020, compared to $6.7 million in the three months ended April 30, 2019.
•Adjusted EBITDA was positive $1.5 million in the three months ended April 30, 2020, compared to negative $0.3 million in the three months ended April 30, 2019.
•Cash provided by operating activities was positive $1.9 million and free cash flow was negative $1.2 million for the three months ended April 30, 2020.
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
We derive revenue from (i) subscription fees from healthcare provider organizations for access to the Phreesia Platform and related professional services fees, (ii) payment processing fees based on levels of patient payment volume processed through the Phreesia Platform, and (iii) fees from life science companies to deliver digital marketing content to patients using the Phreesia Platform. We have strong visibility into our business as the majority of our revenue is derived from recurring subscription fees and re-occurring payment processing fees.
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
The COVID-19 pandemic has adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time.
Key metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three Months Ended April 30,
	2020	2019
Key Metrics:
Provider clients (average over period)	1,632	1,549
Average revenue per provider client	$16,735	$15,649
Patient payment volume (in millions)	$454	$461

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
•Patient payment volume. We measure patient payment volume as the total dollar volume of transactions between our provider clients and their patients utilizing our payment platform, including via credit and debit cards, cash and check. Patient payment volume is a major driver of our payment processing revenue, and we believe that patient payment volume is an indicator of both the underlying health of our provider clients’ businesses and the continuing shift of healthcare costs to patients. Credit and debit patient payment volume processed through our payment facilitator model represented 84% and 83% of our patient payment volume in the three months ended April 30, 2020 and 2019, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three Months Ended April 30,
(in thousands, unaudited)	2020	2019
Net loss	$(6,112)	$(6,695)
Interest (income) expense	320	804
Depreciation and amortization	3,621	3,374
Stock-based compensation expense	2,872	599
Change in fair value warrant liability	—	423
Provision for income taxes	111	68
Other (income) expense	715	1,145
Adjusted EBITDA	$1,527	$(282)

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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three Months Ended April 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$1,903	$2,033
Less:
Capitalized internal-use software	(1,160)	(1,411)
Purchases of property and equipment	(1,917)	(1,314)
Free cash flow	$(1,174)	$(692)
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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed on credit and debit cards on the Phreesia

Platform through our payment facilitator model. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented roughly 84% of our total patient payment volume in the three months ended April 30, 2020. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions.
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
Payment processing expense
Payment processing expense consists primarily of interchange fees set by payment card networks and that are ultimately paid to the card-issuing financial institution, assessment fees paid to payment card networks, and fees paid to third-party payment processors and gateways. Payment processing expense may change as a percentage of payment processing revenue if card networks change pricing for interchange and assessment fees or if we change pricing to our clients or as the mix of various card type usage changes.
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
Research and development
Research and development expense consists of costs for the design, development, testing and enhancement of our products and services and are generally expensed as incurred. These costs consist primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation for our development personnel. Research and development expense also includes product management, life sciences analytics costs, third-party partner fees and third-party consulting fees.
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
Provision for income taxes
Based upon our historical operating losses and the available evidence, we have determined that it is more likely than not that the deferred tax assets as of April 30, 2020 will not be realized in the near term. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at April 30, 2020 and January 31, 2020. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Comparison of the three months ended April 30, 2020 and 2019

Revenue

	Three Months Ended April 30,
(in thousands)	2020	2019	$ Change	% Change
Subscription and related services	$15,599	$12,683	$2,916	23%
Payment processing fees	11,707	11,557	150	1%
Life sciences	6,090	4,070	2,020	50%
Total revenue	$33,396	$28,310	$5,086	18%
•Subscription and related services. Our subscription and related services revenue from healthcare provider organizations increased $2.9 million to $15.6 million in the three months ended April 30, 2020, as compared to $12.7 million in the three months ended April 30, 2019, primarily due to expansion of and cross-selling to existing provider clients as well as new provider clients added during the quarter.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $0.1 million to $11.7 million in the three months ended April 30, 2020, as compared to $11.6 million in the three months ended April 30, 2019. The increase was due to a mix of transactions priced with higher per transaction revenue offset by a decrease in the volume of patient payments processed through the Phreesia Platform driven by a decline in patient visits in the second half of the quarter as non-essential and elective visits were cancelled or rescheduled due to COVID-19.
•Life sciences. Our revenue from life science clients for digital marketing increased $2.0 million to $6.1 million in the three months ended April 30, 2020, as compared to $4.1 million in the three months ended April 30, 2019 due to an increase in new digital marketing solutions programs and an increase in scale among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three Months Ended April 30,
(in thousands)	2020	2019	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$4,734	$3,996	$738	18%
Cost of revenue (excluding depreciation and amortization) increased $0.7 million to $4.7 million in the three months ended April 30, 2020, as compared to $4.0 million in the three months ended April 30, 2019. The increase resulted primarily from increases in implementation and deployment expenses of $0.7 million and payments to third-party partners of $0.1 million.

Stock compensation incurred related to cost of revenue was $0.1 million and $0.03 million for the three months ended April 30, 2020 and 2019, respectively.

Payment processing expense

	Three Months Ended April 30,
(in thousands)	2020	2019	$ Change	% Change
Payment processing expense	$6,848	$6,949	$(101)	(1)%
Payments processing expense decreased $0.1 million to $6.8 million in the three months ended April 30, 2020, as compared to $6.9 million in the three months ended April 30, 2019. The decrease resulted primarily from a decrease in patient payments processed through the Phreesia Platform driven by a decline in patient visits in the second half of the quarter as non-essential and elective visits were cancelled or rescheduled due to COVID-19, and by some lower cost payment routing.

Sales and marketing

	Three Months Ended April 30,
(in thousands)	2020	2019	$ Change	% Change
Sales and marketing	$9,434	$7,702	$1,732	22%
Sales and marketing expense increased $1.7 million to $9.4 million in the three months ended April 30, 2020, as compared to $7.7 million in the three months ended April 30, 2019. The increase was primarily attributable to headcount and total compensation increases of $1.9 million, offset by a decrease in costs attributed to digital marketing solutions of $0.2 million.
Stock compensation incurred related to sales and marketing expense was $0.7 million and $0.2 million for the three months ended April 30, 2020 and 2019, respectively.

Research and development

	Three Months Ended April 30,
(in thousands)	2020	2019	$ Change	% Change
Research and development	$5,005	$4,299	$706	16%
Research and development expense increased $0.7 million to $5.0 million in the three months ended April 30, 2020, as compared to $4.3 million in the three months ended April 30, 2019. The increase resulted primarily from total compensation increases of $0.3 million and an increase in product management of $0.4 million.
Stock compensation incurred related to research and development expense was $0.5 million and $0.1 million for the three months ended April 30, 2020 and 2019, respectively.

General and administrative

	Three Months Ended April 30,
(in thousands)	2020	2019	$ Change	% Change
General and administrative	$8,720	$6,245	$2,475	40%
General and administrative expense increased $2.5 million to $8.7 million in the three months ended April 30, 2020, as compared to $6.2 million in the three months ended April 30, 2019. The increase resulted primarily from increases in total compensation expense, software fees, and insurance for coverage obtained for operating as a public company.
Stock compensation incurred related to general and administrative expense was $1.6 million and $0.3 million for the three months ended April 30, 2020 and 2019, respectively.
Depreciation

	Three Months Ended April 30,
(in thousands)	2020	2019	$ Change	% Change
Depreciation	$2,268	$2,155	$113	5%

Depreciation expense increased $0.1 million to $2.3 million in the three months ended April 30, 2020 as compared to $2.2 million in the three months ended April 30, 2019. The increase was attributable to PhreesiaPad, Arrivals Stations and data center depreciation.

Amortization

	Three Months Ended April 30,
(in thousands)	2020	2019	$ Change	% Change
Amortization	$1,353	$1,219	$134	11%
Amortization expense increased $0.1 million to $1.4 million in the three months ended April 30, 2020, as compared to $1.2 million in the three months ended April 30, 2019. The increase was due to amortization associated with increased capitalized internal-use software development costs.

Other income (expense)

	Three Months Ended April 30,
(in thousands)	2020	2019	$ Change	% Change
Other income (expense)	$(715)	$(1,145)	$430	(38)%
Other income (expense) decreased by $0.4 million to $0.7 million in the three months ended April 30, 2020 as compared to $1.1 million as there was no related loss on extinguishment of debt in the three months ended April 30, 2020. This is offset by an increase in foreign currency-related losses for the three months ended April 30, 2020.

Change in fair value of warrant liability

	Three Months Ended April 30,
(in thousands)	2020	2019	$ Change	% Change
Change in fair value of warrant liability	$—	$(423)	$423	(100)%
The change in fair value of warrant liability decreased $0.4 million, to $0 in the three months ended April 30, 2020, as compared to an expense of $0.4 million in the three months ended April 30, 2019. The decrease resulted from the IPO transaction in our fiscal quarter ended July 31, 2019 which converted all outstanding liability classified warrants to equity classified warrants.

Interest income (expense)

	Three Months Ended April 30,
(in thousands)	2020	2019	$ Change	% Change
Interest income (expense)	$(320)	$(804)	$484	(60)%
Interest expense decreased $0.5 million to $0.3 million in the three months ended April 30, 2020, as compared to $0.8 million in the three months ended April 30, 2019. Interest expense decreased compared to prior year as there were no outstanding borrowings under the revolving line of credit as of April 30, 2020.

Provision for income taxes

	Three Months Ended April 30,
(in thousands)	2020	2019	$ Change	% Change
Provision for income taxes	$(111)	$(68)	$(43)	63%
Provision for income taxes increased in the three months ended April 30, 2020, as compared to the three months ended April 30, 2019 primarily due to the accrual for certain state income taxes.

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

Liquidity and capital resources
Since our inception in 2005 and until the completion of our IPO, we financed our operations primarily through the private sale of preferred stock and from various debt arrangements. In July 2019, we completed our IPO in which we and certain of our selling stockholders sold 10,681,423 shares of common stock at a public offering price of $18.00 per share, resulting in aggregate proceeds to us of approximately $130.8 million, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $6.4 million. As of April 30, 2020, we had cash and cash equivalents of $90.3 million. Cash and cash equivalents consist of cash on deposit and held in money market accounts.
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
Silicon Valley Bank facility
In February 2019, we entered into a loan and security agreement with Silicon Valley Bank, or the SVB facility, which provides for a secured term loan facility, which is structured as three term loan advances, totaling up to $45.0 million and secured revolving loan credit facility totaling up to $25.0 million. On February 28, 2019, we borrowed $20.0 million as a term loan borrowing and used the proceeds to pay the outstanding principal amount under a loan and security agreement with another lender. Term loan borrowings under the SVB facility accrue interest at a per annum rate equal to the Wall Street Journal prime rate plus 1.50%; provided that, upon demonstrating an Adjusted EBITDA in an aggregate amount of at least $10.0 million for any 12 month period after closing, interest will instead accrue at a per annum rate equal to the Wall Street Journal prime rate plus 0.75%. Revolving loan borrowings under the SVB facility accrue interest at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate minus 0.50% and (ii) 5.00%; provided that, upon demonstrating an Adjusted EBITDA in an aggregate amount of at least $10.0 million for any 12 month period after closing, interest will instead accrue at a per annum rate equal to the greater of (i) the Wall Street Journal prime rate minus 0.75% and (ii) 4.75%. Interest for both term loan and revolving loan borrowings is payable monthly. Principal payments due under the term loan are due in 36 equal monthly installments beginning in March 2021. The maturity date of the agreements, including the revolving credit facility, is five years from the closing date of February 28, 2019, which is February 28, 2024. As of April 30, 2020, the Company had $25.0 million of availability under the revolving credit facility.
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
We used a portion of the net proceeds from the IPO to fully repay our revolving line of credit with Silicon Valley Bank, which had an outstanding balance of $17.7 million as of the closing of the IPO on July 22, 2019. As of April 30, 2020, we had $20.0 million of outstanding borrowings under the SVB facility and $0 outstanding under the revolving line of credit with Silicon Valley Bank.
On May 5, 2020, the Company entered into a Second Amended and Restated Loan and Security Agreement. The Second Restated Loan Agreement provides for a revolving line of credit of up to $50.0 million that replaces the
Company's existing line of credit of up to $25.0 million (with options to increase to up to $65.0 million). The Company used approximately $20.0 million of the proceeds to pay off the existing term loan as of April 30, 2020.

Refer to Note 16 to our unaudited financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further detail.
The following table summarizes our sources and uses of cash for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$1,903	$2,033
Net cash used in investing activities	(3,077)	(2,725)
Net cash provided by financing activities	1,111	5,062
Net increase (decrease) in cash and cash equivalents	$(63)	$4,370
Operating activities
During the three months ended April 30, 2020 cash provided by operating activities was $1.9 million, principally resulting from our net loss of $6.1 million, adjustments to reconcile net loss of $7.8 million and changes in working capital of $0.3 million. The primary drivers attributable to the changes in working capital include changes in accounts receivable, accounts payable, deferred contract acquisition costs, and lease liability of $2.2 million, $1.0 million, $0.7 million, and $0.5 million, respectively, offset by changes in accrued expenses and other liabilities, prepaid and other assets, and deferred revenue of $1.9 million, $1.6 million, and $1.2 million, respectively.
During the three months ended April 30, 2018, cash provided by operating activities was $2.0 million, principally resulting from our net loss of $6.7 million, adjustments to reconcile net loss of $6.1 million and changes to working capital of $2.6 million.
Investing activities
During the three months ended April 30, 2020, cash used in investing activities was $3.1 million, principally resulting from capital expenditures, principally hardware used by clients and purchase of data center equipment of $1.9 million and capitalized internal-use software costs of $1.2 million.
During the three months ended April 30, 2019, cash used in investing activities was $2.7 million, principally resulting from capital expenditures of $1.3 million and capitalized internal-use software of $1.4 million.
Financing activities
During the three months ended April 30, 2020, net cash provided by financing activities was $1.1 million, consisting of $1.7 million in proceeds from the issuance of common stock upon the exercise of stock options, offset by $0.6 million in finance lease and loan facility payments.
During the three months ended April 30, 2019, cash provided financing activities was $5.1 million, principally resulting from $7.4 million in net borrowings under our line of credit less $1.0 million for payments of principal on long-term debt, $0.5 million for payments related to finance leases, $0.4 million for debt extinguishment and issuance costs, and $0.4 million for offering costs. In February 2019, $20.0 million was drawn down by the SVB facility and proceeds were used to pay principal amount with another lender.
Contractual obligations and commitments
Our principal commitments consist of long-term debt obligations, interest on long-term debt, and finance lease, operating lease, and purchase obligations. During the three months ended April 30, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. For additional information, see Notes 6 and 12 to our unaudited financial statements include in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$20,000	$556	$13,333	$6,111	$—
Interest on long-term debt	4,109	1,400	1,906	803	—
Finance lease obligations	4,986	2,145	2,841	—	—
Operating lease obligations	3,126	1,284	1,842	—	—
Purchase obligations	1,848	1,848	—	—	—
Total	$34,069	$7,233	$19,922	$6,914	$—
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2020 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
Recent accounting pronouncements
See Note 3 to our unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Off-balance sheet arrangements
As of April 30, 2020 and January 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
However, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the fiscal year ended January 31, 2020, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 12 to the Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A. RISK FACTORS
Risk factors
A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of this Quarterly Report on Form 10-Q before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation. Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements. See the section of this Quarterly Report on Form 10-Q titled “Special Note Regarding Forward-Looking Statements.”

Risks relating to our business and industry
We have experienced net losses in the past and we may not achieve profitability in the future.
We have incurred significant operating losses since our inception. For the three months ended April 30, 2020 and the years ended January 31, 2020 and January 31, 2019, we had net losses of $6.1 million, $20.2 million, and $15.1 million, respectively, and losses from operations of $5.0 million, $15.3 million, and $9.5 million, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the SaaS-based Phreesia Platform, which we refer to as the Phreesia Platform or our Platform, develop new solutions and comply with being a public company. We expect to incur significant additional expenses as a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
Factors that may affect our retention rate and our ability to sell additional applications and services include, but are not limited to, the following:
•the price, performance and functionality of our Platform;
•patient acceptance and adoption of services and utilization of our payment processing tools;
•the availability, price, performance and functionality of competing solutions;
•our ability to develop and sell complimentary applications and services;
•the stability, performance and security of our hosting infrastructure and hosting services;
•changes in healthcare laws, regulations or trends; and
•the business environment of our clients.
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
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our sales cycle for our services can be variable, typically ranging from two to eight months from initial contact to contract execution. However, there is potential for our sales cycle to extend beyond two to eight months as a result of COVID-19. During the period of our sales cycle, our efforts involve educating our clients and patients about the use, technical capabilities and benefits of our products and services. We do not provide access to the Platform and do not charge fees during this initial sales period. For clients that decide to enter into a contract with us, some of these contracts may provide for a preliminary trial period where a subset of providers from the client is granted access to our Platform. Following any such trial period, we aim to increase the number of providers within the client that utilize the Platform. Accordingly, our operating results depend in substantial part on our ability to deliver a successful client and patient experience and persuade our clients and patients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.
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
We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients and the patients that they serve and to our ability to attract new clients. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our clients and patients, could make it substantially more difficult for us to attract new clients. Similarly, because our partners often act as references for us with prospective new provider clients, any existing partner that questions the quality of our work or that of our employees could impair our ability to secure additional new clients. If we do not successfully maintain and enhance our reputation and brand recognition with our clients and their patients, our business may not grow and we could lose our relationships with clients. COVID-19 presents material uncertainty which has and may continue to adversely affect our results of operations, financial condition and cash flows The rapid development of this situation precludes any prediction as to the ultimate adverse impact of COVID-19.
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
After a client contract is signed, we provide an implementation process for the client during which appropriate connections and registrations are established and checked, data is loaded into our Platform system, data tables are set up and practice personnel are given initial training. The length and details of this implementation process vary widely from client to client. Typically, implementation of larger clients takes longer than implementation for smaller clients. Implementation for a given client may be cancelled. Despite the fact that we typically require a deposit in advance of implementation for our larger clients, some clients have cancelled before our service has been started. In addition, implementation may be delayed or the target dates for completion may be extended into the future for a variety of reasons, including to meet the needs and requirements of the customer, because of delays with payer processing and because of the volume and complexity of the implementations awaiting our work. If implementation periods are extended, our revenue cycle will be delayed and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending January 31, 2021, provide a management report on the internal control over financial reporting. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act.
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
To address this material weakness, we have hired and will continue to hire additional accounting personnel and implement process level and management review controls. While we intend to implement a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations.
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
•a deterioration in our ability to ensure business continuity during a disruption; and
•social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate;
This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the fiscal year ended January 31, 2020 our net cash provided by operating activities was $0.8 million. For the three months ended April 30, 2020 our net cash provided by operating activities was $1.9 million. As of April 30, 2020, we had $90.3 million of cash and cash equivalents, which are held for working capital purposes. As of April 30, 2020, we had $20.0 million of outstanding borrowings under our credit facility and $0.0 outstanding under our revolving line of credit, with the ability to borrow up to $25.0 million in our revolving line of credit. Borrowings under our credit facility are secured by substantially all of our properties, rights and assets, excluding intellectual property.
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
If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of April 30, 2020, we had 37,599,441 shares of common stock outstanding. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
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
Additionally, certain of our employees, executive officers, and directors have or may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, officer, or director when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information, subject to the Rule 144 limitations as referred to above.
Anti-takeover provisions under our incorporation documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
Our amended and restated certificate of incorporation (our “certificate of incorporation”) and our amended and restated bylaws (as amended, our “bylaws”) contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
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
•a requirement of approval of not less than 75% of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our certificate of incorporation and our bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
Our bylaws designate certain specified courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Chancery Court, will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the United States District Court for the Southern District of New York will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Federal Forum Provision”). Our by-laws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing the claims identified above, particularly if the stockholders do not reside in or near the State of Delaware or the State of New York. Additionally, the Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Chancery Court or the United States District Court for the Southern District of New York may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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
None.
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
3.1
Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38977) filed with the Securities and Exchange Commission on September 10, 2019)

3.2
Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38977) filed with the Securities and Exchange Commission on September 10, 2019)

3.3
Amendment No. 1 to Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38977) filed with the Securities and Exchange Commission on June 1, 2020)

10.1
Second Amended and Restated Loan and Security Agreement, dated as of May 5, 2020, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38977) filed with the Securities and Exchange Commission on May 11, 2020)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHREESIA, INC.

Date: June 9, 2020	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 9, 2020	By:	/s/ Thomas Altier
Thomas Altier
Chief Financial Officer
(Principal Financial Officer)