Form 10-Q
period 2020-07-31
Phreesia, Inc.
filed 2020-09-09
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 4, 2020, 37,972,741 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PHREESIA, INC.
FORM 10-Q
For the Quarter Ended July 31, 2020

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
•our future indebtedness and contractual obligations;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Balance Sheets
(in thousands, except share and per share data)

	July 31, 2020	January 31, 2020
	(unaudited)
Assets
Current:
Cash and cash equivalents	$84,199	$90,315
Settlement assets	10,717	12,368
Accounts receivable, net of allowances	22,972	21,978
Deferred contract acquisition costs	1,684	1,720
Prepaid expenses and other current assets	8,378	5,157
Total current assets	127,950	131,538
Property and equipment, net of accumulated depreciation and amortization of $40,219 and $35,551	17,070	14,487
Capitalized internal-use software, net of accumulated amortization of $22,420 and $19,554	9,501	8,735
Operating lease right-of-use assets (1)	2,406	—
Deferred contract acquisition costs	1,256	1,594
Intangible assets, net of accumulated amortization of $390 and $271	1,080	1,199
Deferred tax asset	666	775
Goodwill	250	250
Other assets	108	180
Total assets	$160,287	$158,758
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$10,717	$12,368
Current portion of debt and finance lease liabilities	4,939	2,324
Current portion of operating lease liabilities (1)	1,221	—
Accounts payable	5,103	6,017
Accrued expenses	9,838	9,243
Deferred revenue	6,257	5,401
Total current liabilities	38,075	35,353
Long-term debt and finance lease liabilities	23,131	21,540
Operating lease liabilities, noncurrent (1)	1,394	—
Total liabilities	62,600	56,893
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.01 par value - 500,000,000 shares authorized as of July 31, 2020 and January 31, 2020, respectively; 37,882,837 and 36,610,763 shares issued and outstanding as of July 31, 2020 and January 31, 2020, respectively	379	366
Additional paid-in capital	395,145	386,383
Accumulated deficit	(296,968)	(284,485)
Treasury stock	(869)	(399)
Total Stockholders’ Equity	97,687	101,865
Total Liabilities and Stockholders’ Equity	$160,287	$158,758
(1) Figures as of July 31, 2020 reflect the Company's February 1, 2020 adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases. For additional details, see Note 3(c), "Summary of significant accounting policies — Impact of recently adopted accounting pronouncements."

See notes to unaudited Financial Statements

Phreesia, Inc.
Unaudited Statements of Operations
(in thousands, except share and per share data)

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
Revenue:
Subscription and related services	$17,129	$14,004	$32,728	$26,686
Payment processing fees	11,828	11,665	23,535	23,222
Life sciences	6,052	5,148	12,142	9,218
Total revenues	35,009	30,817	68,405	59,126
Expenses:
Cost of revenue (excluding depreciation and amortization)	5,271	4,210	10,005	8,206
Payment processing expense	6,747	7,101	13,595	14,050
Sales and marketing	10,098	8,120	19,532	15,822
Research and development	5,530	4,690	10,535	8,989
General and administrative	9,631	7,421	18,351	13,665
Depreciation	2,410	2,136	4,678	4,291
Amortization	1,632	1,279	2,985	2,498
Total expenses	41,319	34,957	79,681	67,521
Operating loss	(6,310)	(4,140)	(11,276)	(8,395)
Other income (expense)	424	327	(291)	(818)
Change in fair value of warrant liability	—	(2,884)	—	(3,307)
Interest income (expense)	(419)	(745)	(739)	(1,549)
Total other income (expense)	5	(3,302)	(1,030)	(5,674)
Loss before provision for income taxes	(6,305)	(7,442)	(12,306)	(14,069)
Provision for income taxes	(66)	(51)	(177)	(119)
Net loss	$(6,371)	$(7,493)	$(12,483)	$(14,188)
Preferred stock dividend paid	—	(14,955)	—	(14,955)
Accretion of redeemable preferred stock	—	(48,312)	—	(56,175)
Net loss attributable to common stockholders, basic and diluted	$(6,371)	$(70,760)	$(12,483)	$(85,318)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(10.42)	$(0.33)	$(19.20)
Weighted-average common shares outstanding, basic and diluted	37,735,155	6,793,363	37,523,966	4,443,155
See notes to unaudited Financial Statements

Phreesia, Inc.
Unaudited statements of redeemable preferred stock and stockholders’ equity (deficit)
(in thousands, except share and per share data)

	Redeemable Preferred Stock									Stockholders' Equity (Deficit)
	Series A		Series B		Junior Preferred		Redeemable Preferred			Common Stock			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Total	Shares	Amount	APIC	Deficit	Treasury stock	Total
Balance, February 1, 2019	13,674,365	$79,311	9,197,142	$51,872	32,746,041	$32,746	42,560,530	$42,561	$206,490	1,994,721	$20	—	(210,994)	$—	$(210,974)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,695)	—	(6,695)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	599	—	—	599
Exercise of stock options	—	—	—	—	—	—	—	—	—	29,798	—	37	—	—	37
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	833	—	—	833
Accretion of redeemable preferred stock	—	5,196	—	2,667	—	—	—	—	7,863	—	—	(1,469)	(6,394)	—	(7,863)
Balance, April 30, 2019	13,674,365	$84,507	9,197,142	$54,539	32,746,041	$32,746	42,560,530	$42,561	$214,353	2,024,519	$20	$—	$(224,083)	$—	$(224,063)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,493)	—	(7,493)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,467	—	—	1,467
Exercise of stock options	—	—	—	—	—	—	—	—	—	22,038	—	41	—	—	41
Accretion of redeemable preferred stock	—	27,510	—	20,802	—	—	—	—	48,312	—	—	(1,508)	(46,804)	—	(48,312)
Payment of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(14,955)	—	—	(14,955)
Issuance of common stock in initial public offering, net of issuance costs of $6,084	—	—	—	—	—	—	—	—	—	7,812,500	78	124,619	—	—	124,698
Conversion of preferred stock into common stock and cancellation of redeemable preferred stock	(13,674,365)	(112,017)	(9,197,142)	(75,341)	(32,746,041)	(32,746)	(42,560,530)	(42,561)	(262,665)	25,311,535	253	262,412	—	—	262,665
Conversion and exercise of preferred stock warrants into common stock	—	—	—	—	—	—	—	—	—	588,763	6	8,799	—	—	8,805
Balance, July 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	35,759,355	$357	$380,875	$(278,380)	$—	$102,853

Balance, February 1, 2020	—	$—	—	$—	—	$—	—	$—	$—	36,610,763	$366	$386,383	$(284,485)	$(399)	$101,865
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,112)	—	(6,112)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,872	—	—	2,872
Exercise of stock options and vesting of restricted stock units	—	—	—	—	—	—	—	—	—	988,678	10	1,727	—	—	1,737
Treasury stock from vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	(447)	(447)
Balance, April 30, 2020	—	$—	—	$—	—	$—	—	$—	$—	37,599,441	$376	$390,982	$(290,597)	$(846)	$99,915
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,371)	—	(6,371)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	3,428	—	—	3,428
Exercise of stock options and vesting of restricted stock units	—	—	—	—	—	—	—	—	—	283,396	3	735	—	—	738
Treasury stock from vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	(23)	(23)
Balance, July 31, 2020	—	$—	—	$—	—	$—	$—	$—	$—	37,882,837	$379	$395,145	$(296,968)	$(869)	$97,687
See notes to unaudited Financial Statements

Phreesia, Inc.
Unaudited statements of cash flows
(in thousands, except share and per share data)

	Six months ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,483)	$(14,188)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,663	6,789
Stock-based compensation expense	6,300	2,067
Change in fair value of warrants liability	—	3,307
Amortization of debt discount	245	265
Loss on extinguishment of debt	—	1,073
Cost of hardware purchased by customers	439	319
Deferred contract acquisition costs amortization	1,775	974
Non-cash operating lease expense	777	—
Deferred tax asset	109	—
Changes in operating assets and liabilities
Accounts receivable	(994)	(679)
Prepaid expenses and other assets	(2,892)	(3,657)
Deferred contract acquisition costs	(1,401)	(858)
Accounts payable	(1,275)	4,548
Accrued expenses and other liabilities	1,116	3,330
Lease liability	(755)	—
Deferred revenue	856	(705)
Net cash (used in) provided by operating activities	(520)	2,585
Cash flows used in investing activities:
Capitalized internal-use software	(2,737)	(2,878)
Purchase of property and equipment	(4,659)	(2,754)
Net cash used in investing activities	(7,396)	(5,632)
Cash flows from financing activities:
Proceeds from IPO, net of underwriters' discounts and commissions	—	130,781
Proceeds from revolving line of credit	—	9,876
Payments of revolving line of credit	—	(17,676)
Proceeds from term loan	—	20,000
Repayment of term loan	—	(1,042)
Repayment of loan payable	—	(20,000)
Payment of preferred stock dividends	—	(14,955)
Insurance financing arrangement	2,009	—
Principal portion of finance lease payments	(1,301)	(1,164)
Principal payments on financing arrangements	(220)	—
Debt extinguishment costs	—	(300)
Debt issuance costs	(69)	(112)
Proceeds from issuance of common stock upon exercise of stock options	2,475	78
Purchase of treasury stock	(869)	—

Payment of offering costs	—	(3,930)
Loan facility fee payment	(225)	—
Net cash provided by financing activities	1,800	101,556
Net (decrease) increase in cash and cash equivalents	(6,116)	98,509
Cash and cash equivalents – beginning of period	90,315	1,543
Cash and cash equivalents – end of period	$84,199	$100,051

Supplemental information of non-cash investing and financing information:
Right-of-use assets recorded in exchange for operating lease liabilities (1)	$3,183	$—
Property and equipment acquisitions through finance leases	$3,657	$1,510
Capitalized software acquired through vendor financing	$174	$—
Deferred issuance costs included in accounts payable and accrued expenses	$—	$1,958
Purchase of property and equipment and capitalized software included in accounts payable	$1,358	$699
Issuance of warrants related to debt	$—	$833
Cashless transfer of term loan and related accrued fees into increase in debt balance	$20,257	$—
Cashless transfer of lender fees through increase in debt balance	$406	$—
Cash payments for:
Interest	$833	$1,347

(1) Includes $2,741 initial right of use asset recorded upon adoption of ASC 842.
See notes to unaudited Financial Statements

Phreesia, Inc.
Notes to Unaudited Financial Statements
(in thousands, except share and per share data)

1. Background and liquidity
(a) Background
Phreesia, Inc. (the Company) is a leading provider of comprehensive solutions that transform the healthcare experience by engaging patients in their care and enabling healthcare provider organizations to optimize operational efficiency, improve profitability and enhance clinical care. Through the SaaS-based Phreesia Platform (the Phreesia Platform), the Company offers healthcare provider organizations a robust suite of solutions to manage the patient intake process and a leading payments solution for secure processing of patient payments. The Company’s Platform also provides life sciences companies with an engagement channel for targeted and direct communication with patients. In connection with the patient intake and registration process, Phreesia offers its provider customers the ability to lease tablets (PhreesiaPads) and on-site kiosks (Arrival Stations) along with their monthly subscription. The Company was formed in May 2005, and has its corporate headquarters in New York, and operations offices in Raleigh, North Carolina and Ottawa, Canada.

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

(c) Liquidity
Since the Company commenced operations, it has not generated sufficient revenue to meet its operating expenses and has continued to incur significant net losses. To date, the Company has primarily relied upon the proceeds from issuances of preferred stock and debt, and most recently with proceeds from the IPO, to fund its operations as well as sales of Company products and services in the normal course of business. Management believes that net losses and negative cash flows will continue for at least the next year.
Management believes that the Company’s cash and cash equivalents at July 31, 2020, along with cash generated in the normal course of business, and available borrowing capacity under its May 2020 Credit Facility (See Note 6), are sufficient to fund its operations for at least the next 12 months. The Company will obtain additional financing if needed to successfully implement its long-term strategy. There can be no assurance that additional financing, if needed, can be obtained on terms acceptable to the Company. The ability of the Company to achieve successful operations will depend on, among other things, new business, the retention of customers, and the effectiveness of sales and marketing initiatives. The Company is subject to a number of risks similar to other companies in its stage of business life cycle, including dependence on key individuals, competition in the marketplace, and the need to fund future product and services development.

2. Basis of presentation
(a) Basis of presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and include the accounts of Phreesia, Inc. and its branch operation in Canada.

(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2021 and 2020 refer to the fiscal years ended January 31, 2021 and January 31, 2020, respectively.

(c) Unaudited interim financial statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of July 31, 2020 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended July 31, 2020 and 2019. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2020.

(d) Reclassifications

Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

In the Company's balance sheet as of January 31, 2020, the Company has reclassified $2.3 million from current portion of finance lease liabilities to current portion of debt and finance lease liabilities, and the Company has reclassified $2.1 million from long-term finance leases to long-term debt and finance leases.

In the Company's unaudited statement of cash flows for the six months ended July 31, 2019, the Company has reclassified $1.0 million from change in deferred contract acquisition costs to deferred contract acquisition cost amortization. The reclassification had no effect on previously reported net loss or net cash provided by operating activities.

3. Summary of significant accounting policies
The Company’s significant accounting policies are disclosed in the audited financial statements for the fiscal year ended January 31, 2020. Since the date of those audited financial statements, there have been no material changes to the Company’s significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.

(a) Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments. Although management believes its estimates and assumptions are reasonable under the circumstances at the time they are made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Actual results may differ from those estimates made under different assumptions or circumstances. The most significant assumptions and estimates relate to the accounts receivable allowance, capitalized internal-use software, the determination of the useful lives of property and equipment, the fair value of securities underlying stock-based compensation, the fair value of its business acquisitions, and the realization of deferred tax assets.

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
The Company’s customers are primarily physician’s offices located in the United States and pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three and six months ended July 31, 2020 and 2019.
As of July 31, 2020, one customer accounted for 10.8% of accounts receivable.

(c) New accounting pronouncements
Impact of recently adopted accounting pronouncements
On May 1, 2020, the Company adopted ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. The guidance requires capitalized costs to be included within prepaid expenses and the guidance requires amortization of capitalized costs to be included in the same line as the associated cloud subscription costs in the statement of operations. The Company adopted ASU 2018-15 prospectively for implementation costs incurred subsequent to May 1, 2020. See Note 4 - Composition of Certain Financial Statement Captions for additional information.
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
Upon adoption of Topic 842 the Company recognized operating lease right-of-use assets and operating lease liabilities related to our office leases of $2,741 and $2,928, respectively. The Company’s accounting for lessee finance and all lessor leases remains substantially unchanged from legacy guidance. The standard did not have a significant impact on our statements of operations or statements of cash flows. No adjustment to retained earnings was recorded because the adoption did not change the Company's net assets.
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
On February 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses. The update requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument. The Company adopted this update using a modified retrospective method. No adjustment to retained earnings was recorded as a result of the adoption of this standard, which did not have a material impact on the Company's financial statements.
Recent accounting pronouncements not yet adopted
There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's financial statements.

4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of July 31, 2020 and January 31, 2020 are as follows:

	July 31, 2020	January 31, 2020
Payroll-related expenses and taxes	$5,522	$5,032
Payment processing fees liability	2,418	2,738
Other	1,898	1,473
Total	$9,838	$9,243

(b) Property and equipment
Property and equipment as of July 31, 2020 and January 31, 2020 are as follows:

	Useful Life
	(years)	July 31, 2020	January 31, 2020
PhreesiaPads and Arrivals Stations	3	$28,771	$26,389
Computer equipment	3	22,969	18,394
Computer software	3	2,582	2,297
Hardware development	3	1,024	1,024
Furniture and fixtures	7	743	743
Leasehold improvements	2	1,200	1,191
Total property and equipment		$57,289	$50,038
Less accumulated depreciation and amortization		(40,219)	(35,551)
Property and equipment — net		$17,070	$14,487
Depreciation expense related to property and equipment amounted to $2,410 and $2,136 for the three months ended July 31, 2020 and 2019, respectively. Depreciation expense related to property and equipment amounted to $4,678 and $4,291 for the six months ended July 31, 2020 and 2019, respectively. Finance lease depreciation, included in depreciation expense, was $1,586 for the six months ended July 31, 2020.
Assets under finance leases included in computer equipment were $15,940 and $12,283 as of July 31, 2020 and January 31, 2020. Accumulated amortization of assets under finance leases was $9,310 and $7,724 as of July 31, 2020 and January 31, 2020, respectively.

(c) Capitalized internal use software
For the three months ended July 31, 2020 and 2019, the Company capitalized $1,876 and $1,467, respectively, of costs related to the Phreesia Platform. For the six months ended July 31, 2020 and 2019, the Company capitalized $3,632 and $2,878, respectively, of costs related to the Phreesia Platform.
During the three months ended July 31, 2020 and 2019, amortization expense related to capitalized internal-use software was $1,573 and $1,220, respectively. During the six months ended July 31, 2020 and 2019, amortization expense related to capitalized internal-use software was $2,866 and $2,379, respectively. As of July 31, 2020 and January 31, 2020, the net book value of the Phreesia Platform was $9,501 and $8,735, respectively.

(d) Intangible assets and goodwill
The following presents the details of intangible assets as of July 31, 2020 and January 31, 2020:

	Useful Life
	(years)	July 31, 2020	January 31, 2020
Acquired technology gross carrying value	5	$490	$490
Customer relationship gross carrying value	7	980	980
Total intangible assets		$1,470	$1,470
Less accumulated amortization		(390)	(271)
Net carrying value		$1,080	$1,199
The remaining useful life for acquired technology in years is 3.4 and 3.9 as of July 31, 2020 and January 31, 2020, respectively. The remaining useful life for customer relationships in years is 5.4 and 5.9 as of July 31, 2020 and January 31, 2020, respectively.
Amortization expense associated with intangible assets amounted to $60 and $60 for the three months ended July 31, 2020 and 2019, respectively. Amortization expense associated with intangible assets amounted to $119 and $119 for the six months ended July 31, 2020 and 2019, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of July 31, 2020:

July 31, 2020
2021 (Remaining six months)	$119
Years ending January 31,
2022	238
2023	238
2024	224
2025 - thereafter	261
Total	$1,080

There were no changes to the Company's goodwill balance during the six months ended July 31, 2020. The Company did not record any impairments of goodwill during the three and six months ended July 31, 2020 or 2019, respectively. Goodwill was $250 as of July 31, 2020 and January 31, 2020.

(e) Accounts receivable
Accounts receivable as of July 31, 2020 and January 31, 2020 are as follows:

	July 31, 2020	January 31, 2020
Billed	$20,501	$22,245
Unbilled	3,147	676
Total accounts receivable, gross	$23,648	$22,921
Less accounts receivable allowances	(676)	(943)
Total accounts receivable	$22,972	$21,978

Activity in our allowance for doubtful accounts was as follows for the six months ended July 31, 2020:

July 31, 2020
Balance, January 31, 2020	$943
Bad debt expense	271
Write-offs and adjustments	(538)
Balance, July 31, 2020	$676

In estimating the allowance for doubtful accounts, the Company considers past events, current conditions and reasonable forecasts about the future. The Company's allowance includes a percentage of overall accounts receivable plus a specific reserve for customers in financial distress, such as customers who have declared bankruptcy. The Company's accounts receivable are considered past due when they are outstanding past the due date listed on the invoice to the customer. As of July 31, 2020, 53% of the Company's accounts receivable was aged less than 30 days from the invoice date and 19% of the Company's accounts receivable was aged over 90 days from the invoice date. The Company writes off accounts receivable and removes the associated allowance for doubtful accounts when the Company deems the receivable to be uncollectible.

(f) Prepaid and other current assets
Prepaid and other current assets as of July 31, 2020 and January 31, 2020 are as follows:

	July 31, 2020	January 31, 2020
Prepaid software and business systems	1,854	$1,611
Prepaid PhreesiaPads	958	645
Prepaid data center expenses	460	751
Prepaid insurance	2,778	1,259
Other prepaid expenses and other current assets	2,328	891
Total prepaid and other current assets	$8,378	$5,157
The Company enters into cloud computing service contracts to support our sales and marketing, product development and administrative activities. Subsequent to the adoption of ASU 2018-15 in May 2020, we capitalize certain implementation costs for cloud computing arrangements that meet the definition of a service contract. We include these capitalized implementation costs within Prepaid software and business systems in the table above. Once placed in service, we amortize these costs over the remaining subscription term to the same expense line as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $213 for the three months ended July 31, 2020. Accumulated amortization of capitalized implementation costs for these arrangements was $2 as of July 31, 2020.

(g) Other income (expense)

Other income for the three and six months ended July 31, 2020 is composed primarily of foreign exchange gains. Other expense for the three months ended July 31, 2019 was composed primarily of foreign exchange losses. Other expense for the six months ended July 31, 2019 was composed primarily of loss on extinguishment of debt of $1,073, partially offset by foreign exchange gains.

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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrival Stations was $1,585 and $1,506 for the three months ended July 31, 2020 and 2019, respectively. The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrival Stations was $3,139 and $2,966 for the six months ended July 31, 2020 and 2019, respectively.

Contract balances
The following table represents a roll forward of contract assets:

Contract assets (unbilled accounts receivable)
January 31, 2020	$676
Amount transferred to receivables from contract assets	(222)
Contract asset additions	2,693
July 31, 2020	$3,147

The following table represents a roll forward of contract liabilities:

Contract liabilities (deferred revenue)
January 31, 2020	$5,401
Revenue recognized that was included in deferred revenue at the beginning of the period	(4,002)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(679)
Increases due to invoicing prior to satisfaction or performance obligations	5,537
July 31, 2020	$6,257

Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $1,250 and $489 for the three months ended July 31, 2020 and 2019, respectively. Amortization expense totaled $1,775 and $974 for the six months ended July 31, 2020 and 2019, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Beginning balance, January 31, 2020	$3,314
Additions to deferred contract acquisition costs	1,401
Amortization of deferred contract acquisition costs	(1,775)
Ending balance, July 31, 2020	2,940
Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,684
Deferred contract acquisition costs, non-current	1,256
Total deferred contract acquisition costs	$2,940

6. Debt and Finance Lease Liabilities
As of July 31, 2020 and January 31, 2020, the Company had the following outstanding debt and finance lease liabilities:

	July 31, 2020	January 31, 2020
Revolving credit facility	$20,663	$—
Term loan	—	20,000
Finance leases	5,969	3,612
Other debt	2,797	808
Accrued interest and payments	34	381
Total debt and finance lease liabilities, before original issue discount	29,463	24,801
Less deferred financing costs and original issue discount	(1,393)	(937)
Debt and finance lease liabilities	28,070	23,864
Less - current maturities of debt and finance lease liabilities	(4,939)	(2,324)
Long term debt and finance lease liabilities	$23,131	$21,540

Second Amended and Restated Loan and Security Agreement

On May 5, 2020 (the "Second SVB Effective Date"), the Company entered into a Second Amended and Restated Loan and Security Agreement (“the Second SVB Facility”) with Silicon Valley Bank. The Second SVB Facility modified the First Amended and Restated Loan and Security Agreement, dated February 28, 2019 (the "First SVB Facility"). The Second SVB Facility provides for a revolving credit facility with an initial borrowing capacity of $50,000. The borrowing capacity may be increased to $65,000 at the sole discretion of Silicon Valley Bank. Upon entering into the Second SVB Facility, the Company borrowed $20,663 against the revolving credit facility. The Company used the proceeds from its initial revolving credit borrowing to repay all amounts due under the First SVB Facility term loan, including the $20,000 outstanding principal amount plus a prepayment fee of $300 and an accrued final payment fee of $363.

Borrowings under the revolving credit facility are payable five years from the Effective Date, which is May 5, 2025 (the "Maturity Date"). Borrowings under the revolving credit facility bear interest, which is payable monthly, at a floating rate equal to the greater of the Wall Street Journal Prime Rate or 4.5%, until such time that adjusted EBITDA as defined in the Second SVB Facility (SVB Facility Adjusted EBITDA) reaches a defined level, after which time the interest rate is reduced to the greater of prime less 0.5%, or 4.0%. For the three months ended July 31, 2020, the interest rate on the Second SVB Facility was 4.5%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of $125 per year. The first facility fee payment of $125 was paid during the three months ended July 31, 2020. The Company has $29,337 of availability as of July 31, 2020

In the event that the Company terminates the Second SVB Facility prior to the Maturity Date, the Company will be required to pay a termination fee equal to (i) $187, reduced by $6 for each calendar month that has elapsed after April 30, 2020, plus (ii) a percent of the total borrowing capacity equal to 1.5% if terminated before the second anniversary of the Second SVB Effective Date, 0.75% if terminated on or after the second and before the third anniversary of the Second SVB Effective Date funding, or 0.5% if terminated on or after the third and before the fourth anniversary of the 2020 Effective Date. The Company will not be required to pay a termination fee if terminated after the fourth anniversary of the 2020 Effective Date.
The Company’s obligations under the Second SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Second SVB Facility includes a financial covenant that requires the Company to achieve specified levels of SVB Facility Adjusted EBITDA. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. The Company was in compliance with all covenants related to the Second SVB Facility as of July 31, 2020.

The Second SVB Facility contains events of default, including, without limitation, events of default upon: (i) failure to make payment pursuant to the terms of the agreement; (ii) violation of covenants; (iii) material adverse changes to the Company’s business; (iv) attachment or levy on the Company’s assets or judicial restraint on its business; (v) insolvency; (vi) significant judgments, orders or decrees for payments by the Company not covered by insurance; (vii) incorrectness of representations and warranties; (viii) incurrence of subordinated debt; (ix) revocation of governmental approvals necessary for the Company to conduct its business; and (x) failure by the Company to maintain a valid and perfected lien on the collateral securing the borrowing.

During the three months ended July 31, 2020, the Company accounted for the settlement of the First SVB Facility term loan and the borrowings under the Second SVB Facility as a modification of the First SVB Facility term loan, because the cash flows under the Second SVB Facility were not substantially different than the cash flows under the First SVB Facility term loan. The Company incurred $531 of fees in connection with the Second SVB Facility, including $406 of fees to terminate the First SVB Facility and $125 of fees to enter into the Second SVB Facility. As the Second SVB Facility was accounted for as a modification, the Company recorded these fees as an additional discount on debt. The Company recorded third party costs as additional discount on debt because the unused borrowing capacity on the revolving credit facility contained in the Second SVB Facility was greater than the borrowing capacity on the revolving credit facility in the Second SVB Facility. The Company is continuing to amortize the existing and newly recorded discount on debt using the effective interest method.

First Amended and Restated Loan and Security Agreement
On February 28, 2019 (the Effective Date), the Company entered into a First Amended and Restated Loan and Security Agreement (the "First SVB Facility") that provided for a $20,000 term loan (the "2019 Term Loan") and a revolving credit facility with up to $25,000 of availability. Interest on the term loans was payable monthly, at a floating rate equal to the bank’s prime rate plus 1.50% until such time that EBITDA reached a defined level, after which time the interest rate would be reduced to the prime plus 0.75%. Principal payments due under the term loans were due in 36 equal monthly installments beginning in March 2021. In addition to principal and interest payments due under the term loans, the Company was required to make a final payment to the lenders due upon the earlier of prepayment or maturity of the term loan, which was equal to 2.75% of the original principal amount. The Company was accruing the estimated final payment fee using the effective interest method resulting in a charge to interest expense of $257 for the three months ended July 31, 2020. In connection with the First SVB Facility, the Company issued warrants to the lenders to purchase an aggregate of 150,274 shares of common stock at an exercise price of $8.02 per share. The 75,137 common stock warrants that remain outstanding as of July 31, 2020 expire in February 2029. . Borrowings under the prior term loan and loans payable were repaid in full with the proceeds from the First SVB Facility.
The First SVB Facility also contained a revolving credit facility with $25,000 of available borrowings. As of January 31, 2020 and as of the date of the Second SVB Facility, the Company had no borrowings outstanding under the revolving credit facility. The Company was required to pay an annual fee of $100 per year during the first three years of the facility and then $75 per year in years four and five. The first two facility fee payments of $100 were paid during the three months ended July 31, 2020 and 2019, respectively. The Company was required to pay a fee of 0.15% per year for any unused availability and a termination fee of 1.50% if the revolving credit agreement was terminated prior to its scheduled maturity.
Upon entering into the First SVB Facility, during the six months ended July 31, 2019, the Company accounted for the settlement of the previously outstanding loans payable and the term loan as a debt extinguishment and recorded an expense of $1,073, which was included in other income (expense), and was comprised of the write-off of $773 of deferred financing costs and a $300 prepayment fee related to the loans outstanding under the previous credit agreement. The modification of the previously outstanding revolving line of credit was accounted for as an insubstantial modification. The Company incurred fees of $112 related to the extinguishment and modification.
Finance Leases

See Note 11 - Leases for more information regarding finance leases.

Other Debt (Financing Agreements)

On July 21, 2020, the Company entered into an insurance premium financing agreement with IPFS of New York LLC in order to finance its premium payments for Directors' and Officers' insurance. As of July 31, 2020, the outstanding principal amount under the agreement is $2,009. The agreement bears interest of 2.6% per annum. Principal and interest are due in three equal installments of $677, payable in September 2020, December 2020 and March 2021. The total interest to be paid under the arrangement is $22.

On April 10, 2020, the Company entered into a vendor financing agreement with a principal amount of $174 to finance the acquisition of certain internal use software licenses. As of July 31, 2020, the outstanding principal balance of the financing agreement is $131. Interest accrues at an annual rate of 2.94%. The Company is required to make equal annual payments of $46 on May 31, 2021, May 31, 2022 and May 31, 2023.

On November 2, 2018, the Company entered into a vendor financing agreement with a principal amount of $1,256 to finance the acquisition of certain internal use software licenses. As of July 31, 2020, the outstanding principal balance of the financing agreement is $658. Interest accrues at an annual rate of 8.79%. The Company is required to pay four equal payments of $183 in January and June 2021 and 2022.

Maturities of debt, including finance leases, in each of the next five years and thereafter are as follows:

	Total	Debt	Finance Leases
Fiscal 2021 (remaining six months)	$2,835	$1,500	$1,335
Fiscal year ending January 31:
2022	3,193	1,036	2,157
2023	1,649	217	1,432
2024	630	44	586
2025	21,156	20,697	459
Total long-term debt and finance lease maturities	$29,463	$23,494	$5,969

During the three and six months ended July 31, 2020, the Company recorded net interest expense of $419 and $739, respectively, including amortization of original issue discount and deferred financing costs of $119 and $245, respectively. For the three months ended July 31, 2020, net interest expense included interest expense of $421, net of interest income of $2. For the six months ended July 31, 2020, net interest expense included interest expense of $833, net of interest income of $94. During the three and six months ended July 31, 2019, the Company recorded net interest expense of $745 and $1,549, respectively, including amortization of original issue discount and deferred financing costs of $157 and $265, respectively For the three months ended July 31, 2019, net interest expense included interest expense of $781, net of interest income of $36. For the six months ended July 31, 2019, net interest expense included interest expense of $1,585, net of interest income of $36.

7. Stockholders' Equity
(a) Common stock
The Company closed an IPO on July 22, 2019 and filed an Amended and Restated Certificate of Incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share. As of July 31, 2020 and January 31, 2020 there were 37,882,837 and 36,610,763 shares issued and outstanding, respectively.

(b) Preferred stock
In connection with the IPO, the Company's Amended and Restated Certificate of Incorporation also authorized 20,000,000 shares of undesignated preferred stock with a value of $0.01 per share. As of July 31, 2020 and January 31, 2020, no shares of this preferred stock were issued and outstanding.

(c) Treasury stock
The Company's equity based compensation plan allows for the grant of non-vested stock options, restricted stock units (RSUs), and performance-based RSUs to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Under the provision of the plans, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting, the Company divides the participant's income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.

8. Equity-based compensation
(a) Equity Award Plans
In 2006, the Board of Directors adopted the Company’s 2006 Stock Option Plan, which, as amended, provided for the issuance of options to purchase up to 4,424,986 shares of the Company’s common stock to officers, directors, employees, and consultants. The 2006 Stock Option Plan expired in August 2017.

In January 2018, the Board of Directors adopted the Company’s 2018 Stock Option Plan (as amended), which currently provides for the issuance of options to purchase up to 3,048,490 shares of the Company’s common stock to officers, directors, employees, and consultants. The option exercise price per share is determined by the Board of Directors based on the estimated fair value of the Company’s common stock.
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan, which replaced the 2018 Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee to make equity-based incentive awards including stock options and restricted stock units (RSUs) to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this Plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and will automatically increase each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee).
(b) Stock Options
Options granted under the plans have a maximum term of ten years and vest over a period determined by the Board of Directors (generally four years from the date of grant or the commencement of the grantee’s employment with the Company). Options generally vest 25% at the one-year anniversary of the grant date, after which point they generally vest pro rata on a monthly basis.
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

Stock option activity for the six months ended July 31, 2020 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2020	5,516,452	$3.80
Granted in six months ended July 31, 2020	—	$—
Exercised	(1,203,593)	$2.06
Forfeited and expired	(40,983)	$7.22
Outstanding and expected to vest — July 31, 2020	4,271,876	$4.26	6.14	$110,233
Exercisable — July 31, 2020	2,919,857	$2.93	5.18	$79,205
Amount vested in six months ended July 31, 2020	347,073	$5.87

As of July 31, 2020, there are 4,073,051 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase from February 1, 2020, as well as an additional 855,873 shares available for future grant pursuant to the ESPP.
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended July 31, 2020 and 2019 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $32,060 and $517, respectively.
For the three months ended July 31, 2020 and 2019, the Company recorded stock-based compensation expense for stock options of $673 and $653, respectively. For the six months ended July 31, 2020 and 2019, the Company recorded stock-based compensation expense for stock options of $1,258 and $1,242, respectively. As of July 31, 2020, there is $4,673 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 2.32 years.

Incremental expense associated with the modification of stock options during the three and six months ended July 31, 2020 was $186 and $224, respectively.
The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense.

(c) Restricted stock units
During fiscal 2020, prior to the IPO, the Company issued stock units to employees and directors that vest based on both a time-based condition and a performance-based condition. Pursuant to the time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years. The performance-based condition was based on a sale of the Company or an IPO, as defined. The restricted stock units expire seven years from the grant date. Upon completion of the Company’s IPO in July 2019, the Company immediately recognized the fair value of the vested units with the unvested portion recognized over the remaining service period.
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
The Company issued 59,818 time-based restricted stock units during the three months ended July 31, 2020. The Company issued 575,194 time-based restricted stock units during the six months ended July 31, 2020. These time-based restricted stock units are subject to the same four-year vesting period as the previously granted units.
Restricted stock unit activity for the six months ended July 31, 2020 are as follows:

Restricted stock units
Outstanding, February 1, 2020	1,447,418
Granted in six months ended July 31, 2020	575,194
Vested	(76,803)
Forfeited and expired	(32,559)
Outstanding, July 31, 2020	1,913,250

For the three months ended July 31, 2020 and 2019, the Company recognized $2,561 and $804 in restricted stock unit compensation expense, respectively. For the six months ended July 31, 2020 and 2019, the Company recognized $4,801 and $804 in restricted stock unit compensation expense, respectively, with $33,713 remaining of total unrecognized compensation costs related to these awards as of July 31, 2020. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.72 years.
During the three and six months ended July 31, 2020, the Company recorded stock-based compensation expense of $8 and $17 related to restricted stock units issued in connection with the Vital Score acquisition in December 2018. During the three and six months ended July 31, 2019, the Company recorded stock-based compensation expense of $10 and $21 related to restricted stock units issued in connection with the Vital Score acquisition. As of July 31, 2020, there is $74 of total unrecognized compensation cost related to these awards.

9. Stock warrants
As of July 31, 2020 and January 31, 2020, there were 75,137 common stock warrants outstanding. These remaining common stock warrants were issued with an exercise price of $8.02 per share. If unexercised, each of these warrants will expire on February 28, 2029.

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

The following table presents information about the Company's assets and liabilities that are measured at fair value as of July 31, 2020 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2020

Money market mutual funds	$62,494	$—	$—	$62,494
Total assets	$62,494	$—	$—	$62,494
Foreign currency derivative contracts	$—	$(99)	$—	$(99)
Total liabilities	$—	$(99)	$—	$(99)

The following table presents information about the Company's assets and liabilities that are measured at fair value as of January 31, 2020 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2020

Money market mutual funds	$86,600	$—	$—	$86,600
Foreign currency derivative contracts	—	58	—	58
Total assets	$86,600	$58	$—	$86,658

The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce its foreign currency risk. The Company does not designate any derivatives as hedges in accordance with ASC 815 Derivatives and Hedging. The Company recognizes all derivatives on the balance sheet at fair value based on quotes obtained from financial institutions. The fair value of its foreign currency contracts as of July 31, 2020 was a liability of $99, which is included in accrued expenses on the accompanying balance sheet. The fair value of its foreign currency contracts as of January 31, 2020 was an asset of $58, which is included in prepaid and other current assets on the accompanying balance sheet. The fair value of the foreign currency contracts are considered Level 2 in the fair value hierarchy as of July 31, 2020 and January 31, 2020, respectively. The Company includes gains and losses on its foreign currency forward contracts within other income (expense). During the three and six months ended July 31, 2020, the Company recognized a gain of $405 and a loss of $308, respectively. During the three and six months ended July 31, 2019, the Company recognized gains of $327 and $256, respectively.
As the Company refinanced all of its debt on February 28, 2019 and again on May 5, 2020 (See Note 6), the Company's debt bears interest at floating rates, and there have been no significant changes in the Company's credit risk since the issuance of the debt, the Company believes that the face value of its outstanding debt at July 31, 2020 and January 31, 2020 approximates fair value.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the three and six months ended July 31, 2020 and 2019.
The Company’s cash and cash equivalents includes money market funds of $62,494 which are measured at fair value. The Company classifies these investments within Level 1 of the fair value hierarchy.

11. Leases
(a) Phreesia as Lessee
The Company leases office premises in New York, North Carolina, and Ottawa, and datacenter space in Virginia under operating leases which expire on various dates through August 2023. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The table below only considers lease obligations through the renewal date as the Company is not reasonably certain to elect the option to extend its leases beyond the option date. No arrangements contain residual value guarantees or restrictions imposed on the leases. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.
The operating right-of-use assets were calculated as the operating lease liabilities discounted at the present value, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable.
For office leases, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.
The Company also entered into various finance lease arrangements of computer equipment. These agreements are typically for two to three years and are secured by the underlying equipment.

Supplemental balance sheet information related to operating and finance leases as of July 31, 2020 was as follows:

July 31, 2020
Operating leases:
Lease right-of-use assets	$2,406
Lease liabilities	$1,221
Lease liabilities, noncurrent	1,394
Total operating lease liabilities	$2,615

Finance leases:
Property and equipment, at cost	$15,940
Accumulated depreciation	(9,310)
Property and equipment, net	$6,630
Lease liabilities (included in Current portion of debt and finance leases)	$2,573
Lease liabilities, noncurrent (included in Long-term debt and finance leases)	3,396
Total finance lease liabilities	$5,969

As of July 31, 2020, for operating leases, the weighted-average remaining lease term is 2.5 years, and the weighted-average discount rate is 3.5%. As of July 31, 2020, for finance leases, the weighted-average remaining lease term is 2.8 years, and the weighted-average discount rate is 6.1%.

The components of lease expense for the six months ended July 31, 2020 were as follows:

July 31, 2020
Operating leases:
Operating lease cost	$822
Variable lease cost	126
Total operating lease cost	$948
Finance leases:
Amortization of right-of-use assets	$1,586
Interest on lease liabilities	151
Total finance lease cost	$1,737

The following represents a schedule of maturing lease commitments for operating and finance leases as of July 31, 2020:

	July 31, 2020
	Operating	Finance
Maturity of lease liabilities
Fiscal 2021 (remaining six months)	$868	$1,516
Fiscal year ending January 31,
2022	798	2,293
2023	683	1,506
2024	377	1,092
Total future minimum lease payments	$2,726	$6,407
Less: interest	(111)	(438)
Present value of lease liabilities	$2,615	$5,969

Future minimum lease payments under non-cancelable operating leases as of January 31, 2020 under ASC 840 were as follows:

January 31, 2020
Operating
Fiscal year ending January 31,
2021	$1,824
2022	819
2023	464
2024	277
$3,384

Other supplemental cash flow information for the six months ended July 31, 2020 was as follows:

July 31, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$800
Operating cash used for finance leases	151
Financing cash used for finance leases	1,301
Total	$2,252

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$3,183
Finance	3,657
Total	$6,840
An initial right-of-use asset of $2,741 for operating leases was recognized as a non-cash asset addition in connection with the adoption of ASC 842. Cash paid for amounts included in the present value of operating lease liabilities was $800 during the six months ended July 31, 2020 and is included in cash (used in) provided by operating activities.
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
During the three and six months ended July 31, 2020, the Company recognized $1,585 and $3,139, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrival Stations.
Future lease payments receivable under operating leases were immaterial as of July 31, 2020, except for those with terms less than one year.

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

13. Income taxes
For the three and six months ended July 31, 2020, the Company recorded a tax provision of $66 and $177, respectively, compared to a tax provision of $51 and $119, respectively, for the corresponding three and six month periods in the prior year. The effective tax rate was negative 1.4% and negative 0.8% for the six months ended July 31, 2020 and 2019, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against the majority of its deferred tax assets, and due to foreign income tax expense recorded for the Company's Canada branch.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at July 31, 2020 and January 31, 2020.

14. Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(6,371)	$(7,493)	$(12,483)	$(14,188)
Preferred stock dividend paid	—	(14,955)	—	(14,955)
Accretion of redeemable convertible preferred stock to redemption value	—	(48,312)	—	(56,175)
Net loss attributable to common stockholders	$(6,371)	$(70,760)	$(12,483)	$(85,318)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	37,735,155	6,793,363	37,523,966	4,443,155
Net loss per share attributable to common stockholders	$(0.17)	$(10.42)	$(0.33)	$(19.20)
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

	As of July 31,
	2020	2019
Stock options to purchase common stock and restricted stock units	6,185,126	6,649,129
Warrants to purchase common stock	75,137	303,315
	6,260,263	6,952,444

15. Related party transactions
The Company recognized revenue totaling approximately $988 and $1,372 from an affiliate of a stockholder of the Company for the three months ended July 31, 2020 and 2019, respectively. The Company recognized revenue totaling approximately $2,425 and $2,876 from an affiliate of a stockholder of the Company for the six months ended July 31, 2020 and 2019, respectively. Accounts receivable from the affiliate totaled approximately $699 and $2,072 as of July 31, 2020 and January 31, 2020, respectively.

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
Financial highlights
•Total revenue increased 14% to $35.0 million in the three months ended July 31, 2020, compared with $30.8 million in the three months ended July 31, 2019.
•Total revenue increased 16% to $68.4 million in the six months ended July 31, 2020 compared with $59.1 million in the six months ended July 31, 2019.
•Net loss was $6.4 million in the three months ended July 31, 2020, compared to $7.5 million in the three months ended July 31, 2019.
•Net loss was $12.5 million in the six months July 31, 2020, compared to $14.2 million in the six months ended July 31, 2019.
•Adjusted EBITDA was positive $1.2 million in the three months ended July 31, 2020, compared to positive $0.7 million in the three months ended July 31, 2019.
•Adjusted EBITDA was positive $2.7 million in the six months ended July 31, 2020, compared to positive $0.5 million in the six months ended July 31, 2019.
•Cash used in operating activities was $2.4 million and $0.5 million for the three and six months ended July 31, 2020, respectively. Free cash flow was negative $6.7 million and negative $7.9 million for the three and six months ended July 31, 2020, respectively.
•Cash provided by operating activities was $0.6 million and $2.6 million for the three and six months ended July 31, 2019, respectively. Free cash flow was negative $2.4 million and negative $3.0 million for the three and six months ended July 31, 2019, respectively.
For a reconciliation of Adjusted EBITDA to net loss and a reconciliation of free cash flow to cash (used in) provided by operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”
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
We serve an array of healthcare provider organizations of all sizes ranging from single-specialty practices, which include internal and family medicine, urology, dermatology and orthopedics, to large, multi-specialty groups. Our life sciences services are provided to clients in the pharmaceutical, biotechnology and medical device industries.
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
We market and sell our products and services to provider clients throughout the United States using a direct sales organization divided into several highly targeted and coordinated teams, which are concentrated in Raleigh, North Carolina, New York, New York and Ottawa, Canada. Our demand generation team develops content and identifies prospects that our sales development team researches and qualifies to generate high-grade, actionable sales programs. Our direct sales force executes on these qualified sales programs, partnering with client services to ensure prospects are educated on the breadth of our capabilities and demonstrable value proposition, with the goal of attracting and retaining clients and expanding their use of our Phreesia Platform over time. Most of our Phreesia Platform solutions are contracted pursuant to annual, auto-renewing agreements. Our sales typically involve competitive processes and sales cycles have, on average, varied in duration from two months to eight months, depending on the size of the potential client. However, there is potential for our sales cycle to extend beyond two to eight months as a result of COVID-19. In addition, through Phreesia University (Phreesia’s in-house training program), events, client conferences and webinars, we help our provider clients optimize their businesses and, as a result, support client retention.
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
Recent developments
COVID-19
In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and spread to a number of other countries, including the United States, where we have offices in New York City and Raleigh, N.C., and to Canada, where our Ottawa office is located. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The impact of the outbreak has been rapidly evolving and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, business and school closures and other public health safety measures, which, in turn, have resulted in a decline in patient visits. Responses to COVID-19 have evolved as states attempt to reopen their economies, however patient visit trends across our provider network continue to be below their pre-COVID-19 levels. Because our business relies, in part, on the growth and success of our clients and certain revenues are driven by patient engagements, the decline in patient visits due to the cancellation and rescheduling of non-essential and elective visits will directly impact our revenue as follows:
•Subscription and related services: The current travel restrictions and provider office closures has impacted our subscription and related services revenue because of disruptions to sales processes and client implementations. We expect that lower patient visit volume will likely impact our subscription related services revenue as the pandemic continues.
•Payment processing: The decline in non-essential and elective visits has, and will likely continue to, directly impact the revenue we receive from payment processing tools.
•Life sciences: Because our life sciences revenue is driven by the number of patients receiving targeted messages, the recent decline in patients visits has, and will likely continue to, directly impact our revenue earned through patient engagement.
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

	Three months ended July 31,		Six months ended July 31,
	2020	2019	2020	2019
Key Metrics:
Provider clients (average over period)	1,668	1,558	1,650	1,554
Average revenue per provider client	$17,360	$16,472	$34,099	$31,126
Patient payment volume (in millions)	$466	$464	$921	$925

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
•Patient payment volume. We measure patient payment volume as the total dollar volume of transactions between our provider clients and their patients utilizing our payment platform, including via credit and debit cards, cash and check. Patient payment volume is a major driver of our payment processing revenue, and we believe that patient payment volume is an indicator of both the underlying health of our provider clients’ businesses and the continuing shift of healthcare costs to patients. Credit and debit patient payment volume processed through our payment facilitator model represented 82% and 83% of our patient payment volume in the three months ended July 31, 2020 and 2019, respectively. Credit and debit patient payment volume processed through our payment facilitator model represented 83% and 83% of our patient payment volume in the six months ended July 31, 2020 and 2019, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions.
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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed on credit and debit cards on the Phreesia Platform through our payment facilitator model. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 82% and 83% of our patient payment volume in the three months ended July 31, 2020 and 2019, respectively. Credit and debit patient payment volume processed through our payment facilitator model represented 83% and 83% of our patient payment volume in the six months ended July 31, 2020 and 2019, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions.
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
Provision for income taxes
Based upon our historical operating losses and the available evidence, we have determined that it is more likely than not that the deferred tax assets as of July 31, 2020 will not be realized in the near term. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at July 31, 2020 and January 31, 2020. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Comparison of results of operations for the three and six months ended July 31, 2020 and 2019

Revenue

	Three months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Subscription and related services	$17,129	$14,004	$3,125	22%
Payment processing fees	11,828	11,665	163	1%
Life sciences	6,052	5,148	904	18%
Total revenue	$35,009	$30,817	$4,192	14%
•Subscription and related services. Our subscription and related services revenue from healthcare provider organizations increased $3.1 million to $17.1 million in the three months ended July 31, 2020, as compared to $14.0 million in the three months ended July 31, 2019, primarily due to new provider clients added during the quarter, expansion of and cross-selling to existing provider clients, and higher related services revenues.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $0.2 million to $11.8 million in the three months ended July 31, 2020, as compared to $11.7 million in the three months ended July 31, 2019. The increase was due to a mix of transactions priced with higher per transaction revenue, partially offset by a decrease in the volume of debit and credit patient payments processed through the Phreesia Platform driven by a decline in patient visits during the quarter due to COVID-19.

•Life sciences. Our revenue from life science clients for digital marketing increased $0.9 million to $6.1 million in the three months ended July 31, 2020, as compared to $5.1 million in the three months ended July 31, 2019 due to an increase in new digital marketing solutions programs and an increase in scale among the existing programs.

	Six months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Subscription and related services	$32,728	$26,686	$6,042	23%
Payment processing fees	23,535	23,222	313	1%
Life sciences	12,142	9,218	2,924	32%
Total revenue	68,405	59,126	$9,279	16%

•Subscription and related services. Our subscription and related services revenue from healthcare provider organizations increased $6.0 million to $32.7 million in the six months ended July 31, 2020, as compared to $26.7 million in the six months ended July 31, 2019, primarily due to new provider clients added in the current year-to-date period as well as expansion of and cross-selling to existing provider clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $0.3 million to $23.5 million in the six months ended July 31, 2020, as compared to $23.2 million in the six months ended July 31, 2019. The increase was due to a mix of transactions priced with higher per transaction revenue offset by a decrease in the volume of debit and credit patient payments processed through the Phreesia Platform driven by a decline in patient visits during the current year-to-date period due to COVID-19.
•Life sciences. Our revenue from life science clients for digital marketing increased $2.9 million to $12.1 million in the six months ended July 31, 2020, as compared to $9.2 million in the six months ended July 31, 2019 due to an increase in new digital marketing solutions programs and an increase in scale among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$5,271	$4,210	$1,061	25%
Cost of revenue (excluding depreciation and amortization) increased $1.1 million to $5.3 million in the three months ended July 31, 2020, as compared to $4.2 million in the three months ended July 31, 2019. The increase resulted from increases in implementation expenses of $0.6 million, technical support of $0.2 million, payments to third-party partners of $0.2 million and service hosting of $0.1 million.
Stock compensation expense included in cost of revenue was $0.1 million and $0.04 million for the three months ended July 31, 2020 and 2019, respectively.

	Six months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$10,005	$8,206	$1,799	22%
Cost of revenue (excluding depreciation and amortization) increased $1.8 million to $10.0 million in the six months ended July 31, 2020, as compared to $8.2 million in the six months ended July 31, 2019. The increase resulted primarily from increases in implementation expenses of $1.2 million, technical support of $0.3 million and payments to third-party partners of $0.3 million.
Stock compensation expense included in cost of revenue was $0.2 million and $0.1 million for the six months ended July 31, 2020 and 2019, respectively.

Payment processing expense

	Three months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Payment processing expense	$6,747	$7,101	$(354)	(5)%
Payment processing expense decreased $0.4 million to $6.7 million in the three months ended July 31, 2020, as compared to $7.1 million in the three months ended July 31, 2019. The decrease resulted primarily from a decrease in patient payments processed through the Phreesia Platform driven by a decline in patient visits in current quarter that were cancelled or rescheduled due to COVID-19, and by certain lower cost payment routing.

	Six months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Payment processing expense	$13,595	$14,050	$(455)	(3)%
Payments processing expense decreased $0.5 million to $13.6 million in the six months ended July 31, 2020, as compared to $14.1 million in the six months ended July 31, 2019. The decrease resulted primarily from a decrease in patient payments processed through the Phreesia Platform driven by a decline in patient visits that were cancelled or rescheduled due to COVID-19, and by certain lower cost payment routing.

Sales and marketing

	Three months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Sales and marketing	$10,098	$8,120	$1,978	24%
Sales and marketing expense increased $2.0 million to $10.1 million in the three months ended July 31, 2020, as compared to $8.1 million in the three months ended July 31, 2019. The increase was primarily attributable to headcount and total compensation increases of $2.5 million, partially offset by decreases in travel and entertainment costs.
Stock compensation expense included in sales and marketing expense was $0.8 million and $0.3 million for the three months ended July 31, 2020 and 2019, respectively.

	Six months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Sales and marketing	$19,532	$15,822	$3,710	23%
Sales and marketing expense increased $3.7 million to $19.5 million in the six months ended July 31, 2020, as compared to $15.8 million in the six months ended July 31, 2019. The increase was primarily attributable to headcount and total compensation increases of $4.2 million, partially offset by decreases in travel and entertainment costs.
Stock compensation expense included in sales and marketing expense was $1.5 million and $0.4 million for the six months ended July 31, 2020 and 2019, respectively.

Research and development

	Three months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Research and development	$5,530	$4,690	$840	18%
Research and development expense increased $0.8 million to $5.5 million in the three months ended July 31, 2020, as compared to $4.7 million in the three months ended July 31, 2019. The increase resulted primarily from higher headcount and associated total compensation costs to support our product development efforts.
Stock compensation expense included in research and development expense was $0.6 million and $0.2 million for the three months ended July 31, 2020 and 2019, respectively.

	Six months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Research and development	$10,535	$8,989	$1,546	17%
Research and development expense increased $1.5 million to $10.5 million in the six months ended July 31, 2020, as compared to $9.0 million in the six months ended July 31, 2019. The increase resulted primarily from higher headcount and associated total compensation costs to support our product development efforts.
Stock compensation expense included in research and development expense was $1.0 million and $0.3 million for the six months ended July 31, 2020 and 2019, respectively.

General and administrative

	Three months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
General and administrative	$9,631	$7,421	$2,210	30%
General and administrative expense increased $2.2 million to $9.6 million in the three months ended July 31, 2020, as compared to $7.4 million in the three months ended July 31, 2019. The increase resulted primarily from increases in headcount and total compensation expense, software fees, and insurance for coverage obtained for operating as a public company. These increases were partially offset by a decrease in professional service fees.
Stock compensation expense included in general and administrative expense was $1.9 million and $1.0 million for the three months ended July 31, 2020 and 2019, respectively.

	Six months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
General and administrative	$18,351	$13,665	$4,686	34%
General and administrative expense increased $4.7 million to $18.4 million in the six months ended July 31, 2020, as compared to $13.7 million in the six months ended July 31, 2019. The increase resulted primarily from increases in headcount and total compensation expense, software fees, and insurance for coverage obtained for operating as a public company. These increases were partially offset by a decrease in professional service fees.
Stock compensation expense included in general and administrative expense was $3.5 million and $1.3 million for the six months ended July 31, 2020 and 2019, respectively.

Depreciation

	Three months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Depreciation	$2,410	$2,136	$274	13%

Depreciation expense increased $0.3 million to $2.4 million in the three months ended July 31, 2020 as compared to $2.1 million in the three months ended July 31, 2019. The increase was attributable to PhreesiaPads, Arrivals Stations and data center depreciation.

	Six months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Depreciation	$4,678	$4,291	$387	9%
Depreciation expense increased $0.4 million to $4.7 million in the six months ended July 31, 2020 as compared to $4.3 million in the six months ended July 31, 2019. The increase was attributable to PhreesiaPads, Arrivals Stations and data center depreciation.

Amortization

	Three months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Amortization	$1,632	$1,279	$353	28%
Amortization expense increased $0.4 million to $1.6 million in the three months ended July 31, 2020, as compared to $1.3 million in the three months ended July 31, 2019. The increase was due to amortization associated with increased capitalized internal-use software development costs.

	Six months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Amortization	$2,985	$2,498	$487	19%
Amortization expense increased $0.5 million to $3.0 million in the six months ended July 31, 2020, as compared to $2.5 million in the six months ended July 31, 2019. The increase was due to amortization associated with increased capitalized internal-use software development costs.

Other income (expense)

	Three months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Other income	$424	$327	$97	30%
Other income increased by $0.1 million to $0.4 million in the three months ended July 31, 2020 as compared to $0.3 million due to an increase in foreign currency-related gains for the three months ended July 31, 2020.

	Six months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Other expense	$(291)	$(818)	$527	(64)%
Other expense decreased by $0.5 million to $0.3 million in the six months ended July 31, 2020 as compared to $0.8 million as there was no related loss on extinguishment of debt in the six months ended July 31, 2020. This was offset by an increase in foreign currency-related losses for the six months ended July 31, 2020.

Change in fair value of warrant liability

	Three months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Change in fair value of warrant liability	$—	$(2,884)	$2,884	(100)%

The change in fair value of warrant liability decreased $2.9 million to $0 in the three months ended July 31, 2020, as compared to an expense of $2.9 million in the three months ended July 31, 2019. The decrease resulted from the conversion of warrants to equity classified warrants in connection with the IPO in our fiscal quarter ended July 31, 2019.

	Six months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Change in fair value of warrant liability	$—	$(3,307)	$3,307	(100)%
The change in fair value of warrant liability decreased $3.3 million to $0 in the six months ended July 31, 2020 as compared to an expense of $3.3 million in the six months ended July 31, 2019. The decrease resulted from the conversion of warrants to equity classified warrants in connection with the IPO in our fiscal quarter ended July 31, 2019.

Interest income (expense)

	Three months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Interest income (expense)	$(419)	$(745)	$326	(44)%
Interest expense decreased $0.3 million to $0.4 million in the three months ended July 31, 2020, as compared to $0.7 million in the three months ended July 31, 2019. Interest expense decreased compared to prior year because the Company utilized a portion of the proceeds of the IPO to pay off debt, and due to interest income earned on higher cash balances subsequent to the IPO.

	Six months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Interest income (expense)	$(739)	$(1,549)	$810	(52)%
Interest expense decreased $0.8 million to $0.7 million in the six months ended July 31, 2020, as compared to $1.5 million in the six months ended July 31, 2019. Interest expense decreased compared to prior year because the Company utilized a portion of the proceeds of the IPO to pay off debt, and due to interest income earned on higher cash balances subsequent to the IPO.

Provision for income taxes

	Three months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Provision for income taxes	$(66)	$(51)	$(15)	29%
Provision for income taxes increased in the three months ended July 31, 2020 as compared to the three months ended July 31, 2019 primarily due to the accrual for certain state income taxes.

	Six months ended July 31,
(in thousands)	2020	2019	$ Change	% Change
Provision for income taxes	$(177)	$(119)	$(58)	49%
Provision for income taxes increased in the six months ended July 31, 2020 as compared to the six months ended July 31, 2019 primarily due to the accrual for certain state income taxes.

Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss, before net interest (income) expense, provision for income taxes, depreciation and amortization, and before non-cash based compensation expense, non-cash change in fair value of warrant liability and other income (income) expense.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2020	2019	2020	2019
Net loss	$(6,371)	$(7,493)	$(12,483)	$(14,188)
Interest (income) expense	419	745	739	1,549
Depreciation and amortization	4,042	3,415	7,663	6,789
Stock-based compensation expense	3,428	1,467	6,300	2,067
Change in fair value warrant liability	—	2,884	—	3,307
Provision for income taxes	66	51	177	119
Other (income) expense	(424)	(327)	291	818
Adjusted EBITDA	$1,160	$742	$2,687	$462

We calculate free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment and capitalized internal-use software development costs.
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

The following table presents a reconciliation of free cash flow from net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2020	2019	2020	2019
Net cash (used in) provided by operating activities	$(2,423)	$551	$(520)	$2,585
Less:
Capitalized internal-use software	(1,577)	(1,467)	(2,737)	(2,878)
Purchases of property and equipment	(2,742)	(1,440)	(4,659)	(2,754)
Free cash flow	$(6,742)	$(2,356)	$(7,916)	$(3,047)
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

Liquidity and capital resources
Since our inception in 2005 and until the completion of our IPO, we financed our operations primarily through the private sale of preferred stock and from various debt arrangements. In July 2019, we completed our IPO in which we and certain of our selling stockholders sold 10,681,423 shares of common stock at a public offering price of $18.00 per share, resulting in aggregate proceeds to us of approximately $130.8 million, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $6.4 million. As of July 31, 2020, we had cash and cash equivalents of $84.2 million. Cash and cash equivalents consist of cash on deposit and held in money market accounts.
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
Silicon Valley Bank facility
In February 2019, we entered into a loan and security agreement with Silicon Valley Bank (SVB), or the First SVB facility, which provided for a secured term loan facility and a revolving credit facility. On February 28, 2019, we borrowed $20.0 million as a term loan borrowing and used the proceeds to pay the outstanding principal amount under a loan and security agreement with another lender. See Note 6 to the Unaudited Financial Statements for additional information regarding the First SVB Facility.
We used a portion of the net proceeds from the IPO to fully repay our revolving line of credit with Silicon Valley Bank, which had an outstanding balance of $17.7 million as of the closing of the IPO on July 22, 2019.
On May 5, 2020, the Company entered into a Second Amended and Restated Loan and Security Agreement, or the Second SVB Facility. The Second SVB Facility provides for a revolving line of credit of up to $50.0 million that replaces the Company's existing line of credit of up to $25.0 million (with options to increase to up to $65.0 million). The Company transferred the outstanding balance on the First SVB Facility term loan, plus related prepayment fees, into the revolving credit borrowings outstanding under the Second SVB Facility. The Company incurred $0.5 million of fees in connection with the Second SVB Facility, including $0.4 million of fees to terminate the First SVB Facility and $0.1 million of fees to enter into the Second SVB Facility.

Borrowings under the revolving credit facility are payable on May 5, 2025 (the "Maturity Date"). Borrowings under the revolving credit facility bear interest, which is payable monthly, at a floating rate equal to the greater of the bank's prime rate or 4.5%. The interest rate will be reduced if the Company reaches certain defined SVB Facility Adjusted EBITDA levels. As of July 31, 2020 the interest rate on the revolving credit facility was 4.5%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of $0.1 million per year. The first facility fee payment of $0.1 million was paid during the three months ended July 31, 2020. The Company has $29.3 million of availability as of July 31, 2020.

In the event that the Company terminates the Second SVB Facility prior to the Maturity Date, the Company will be required to pay a termination fee equal to (i) $0.2 million plus a percent of total borrowing capacity, both of which are reduced based on the amount of time elapsed before the termination.
The Company’s obligations under the Second SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Second SVB Facility includes a financial covenant that requires the Company to achieve specified levels of Covenant Adjusted EBITDA, as defined in the Second SVB Facility. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. The Company was in compliance with all covenants related to the Second SVB Facility as of July 31, 2020.

Cash Flows
The following table summarizes our sources and uses of cash for the six months ended July 31, 2020 and 2019:

	Six months ended July 31,
(in thousands)	2020	2019
Net cash (used in) provided by operating activities	$(520)	$2,585
Net cash used in investing activities	(7,396)	(5,632)
Net cash provided by financing activities	1,800	101,556
Net increase (decrease) in cash and cash equivalents	$(6,116)	$98,509
Operating activities
The primary source of cash from operating activities is cash received from our customers. The primary uses of cash for operating activities are for payments to suppliers and employees, payments for operating leases, as well as cash paid for interest on our borrowings and finance leases and cash paid for various payroll, sales, property and income taxes.
During the six months ended July 31, 2020 cash used in operating activities was $0.5 million, principally resulting from our net loss of $12.5 million as well as $5.3 million of cash used for changes in working capital, partially offset by $17.3 million of cash provided by adjustments to reconcile net loss. The primary drivers attributable to the cash used for changes in working capital included cash used for changes in prepaid expenses and other assets, deferred contract acquisition costs, accounts payable and accounts receivable of accounts receivable, accounts payable, deferred contract acquisition costs, and lease liability of $2.9 million, $1.4 million, $1.3 million and $1.0 million, respectively, partially offset by cash provided by changes in accrued expenses and other liabilities of $1.1 million and changes in deferred revenue of $0.9 million. Adjustments to reconcile net loss were primarily driven by depreciation and amortization of $7.7 million and stock compensation of $6.3 million.
During the six months ended July 31, 2019, cash provided by operating activities was $2.6 million, principally resulting from our net loss of $14.2 million, adjustments to reconcile net loss of $14.8 million and changes to working capital of $2.0 million.
Investing activities
The primary uses of cash for investing activities are for capital expenditures for property and equipment and capitalized software, as well as cash used for acquisitions of businesses.
During the six months ended July 31, 2020, cash used in investing activities was $7.4 million, principally resulting from capital expenditures, principally hardware used by clients and purchase of data center equipment of $4.7 million and capitalized internal-use software costs of $2.7 million.
During the six months ended July 31, 2019, cash used in investing activities was $5.6 million, principally resulting from capital expenditures of $2.8 million and capitalized internal-use software of $2.9 million.

Financing activities
The primary sources of cash from financing activities are cash received from debt and equity financings as well as cash received from employees for the exercise of stock options. The primary uses of cash for financing activities are for payments of financing fees for debt and equity financings, principal payments on our borrowings, principal payments on finance leases, and payments to purchase treasury stock
During the six months ended July 31, 2020 net cash provided by financing activities was $1.8 million consisting of $2.5 million in proceeds from the issuance of common stock upon the exercise of stock options as well as $2.0 million in proceeds from an insurance financing arrangement, partially offset by offset by $1.5 million used for finance lease and loan facility payments, $0.9 million used to purchase treasury stock and $0.1 million used for third-party debt issuance costs. The First SVB Facility was settled through a cashless transfer of existing balances to the Second SVB Facility. Additionally, the lender fees incurred in connection with the Second SVB Facility were transferred into the principal balance of the Second SVB Facility. We have included these transactions within the supplemental non-cash investing and financing information on our unaudited statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the six months ended July 31, 2019, cash provided financing activities was $101.6 million, principally resulting from the $130.8 million of proceeds from our initial public offering, $9.9 million in net borrowings under our line of credit less $1.0 million for payments of principal on long-term debt, $1.2 million for payments related to finance leases, $0.4 million for debt extinguishment and issuance costs, and $3.9 million for offering costs. In February 2019, $20.0 million was drawn down by the First SVB facility and proceeds were used to pay principal amount with another lender.
Contractual obligations and commitments
Our principal commitments consist of debt obligations, interest on debt, and finance lease, operating lease, and purchase obligations. During the six months ended July 31, 2020, our debt obligations increased by $3.5 million, driven by a $2.0 million insurance financing agreement, a $0.7 million increase in connection with the Second SVB Facility, as well as a $0.8 million increase due to software financing arrangements. During the six months ended July 31, 2020, our finance lease obligations increased by $2.0 million, driven by $3.7 million of new finance leases, partially offset by payments on finance leases. During the six months ended July 31, 2020, our operating lease obligations decreased by $0.4 million, driven by payments, partially offset by accrued interest. For additional information, see Notes 6 and 11 to our unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$23,494	$1,500	$1,253	$20,741	$—
Interest on long-term debt	4,658	1,006	1,884	1,768	—
Finance lease obligations	6,407	1,516	3,799	1,092	—
Operating lease obligations	2,726	868	1,481	377	—
Purchase obligations	1,174	1,174	—	—	—
Total	$38,459	$6,064	$8,417	$23,978	$—

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2020 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Recent accounting pronouncements
See Note 3 to our unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Off-balance sheet arrangements
As of July 31, 2020 and January 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest Rate Risk
Our cash and cash equivalents consist of cash on deposit and money market funds. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our debt accrues interest at the greater of the Wall Street Journal Prime Rate or 4.5%. As of July 31, 2020, the Wall Street Journal Prime Rate was 3.25%. As a result, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives, and we will continue to monitor our indebtedness and contractual obligations for interest.
Foreign Currency Exchange Risks
We have foreign currency risks related to our expenses denominated in Canadian dollars, which are subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. We have entered into foreign currency forward contracts as economic hedges to minimize those fluctuations. We have not designated our foreign currency forward contracts as hedges as defined in GAAP. To date, foreign currency transaction gains and losses have not been material to our financial statements.

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

ITEM 1A. RISK FACTORS
Risk factors
A description of the risks and uncertainties associated with our business and industry is set forth below. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of this Quarterly Report on Form 10-Q before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operation. Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements. See the section of this Quarterly Report on Form 10-Q titled “Special Note Regarding Forward-Looking Statements.”

Risks relating to our business and industry
* We have experienced net losses in the past and we may not achieve profitability in the future.
We have incurred significant operating losses since our inception. For the three and six months ended July 31, 2020 and the years ended January 31, 2020 and January 31, 2019, we had net losses of $6.4 million, $12.5 million, $20.3 million, and $15.1 million, respectively, and losses from operations of $6.3 million, $11.3 million, $15.3 million, and $9.5 million, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the SaaS-based Phreesia Platform, which we refer to as the Phreesia Platform or our Platform, develop new solutions and comply with being a public company. We expect to incur significant additional expenses as a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
* We have grown rapidly in recent periods, and if we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.
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
A key element of how we manage our growth is our ability to scale our capabilities and satisfactorily implement our solution for our clients’ needs. Our provider clients often require specific features or functions unique to their organizational structure, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solution to our clients in a timely manner. Our success also depends on our ability to satisfactorily integrate our Platform with the existing information systems and staff workflows utilized by our provider clients. If we are unable to address the needs of our provider clients, including by integrating our Platform with the EHR and PM systems of our provider clients, or our provider clients are unsatisfied with the quality of our solution or services, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could adversely affect our business.
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
* We typically incur significant upfront costs in our client relationships, and if we are unable to develop or grow these relationships over time, we are unlikely to recover these costs and our operating results may suffer.
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
* We are subject to data privacy and security laws and regulations governing our collection, use, disclosure, or storage of personally identifiable information, including personal health information and payment card data, which may impose restrictions on us and our operations and subject us to penalties if we are unable to fully comply with such laws.

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
We are a “Business Associate” as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and their implementing regulations, which we collectively refer to as HIPAA, and the U.S. Department of Health and Human Services, or HHS, Office of Civil Rights, or OCR, may impose penalties on a Business Associate for a failure to comply with applicable requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the Business Associate knew or should have known of the failure to comply, or whether the Business Associate’s failure to comply was due to willful neglect. Currently, these penalties include civil monetary penalties for violations. However, a single breach incident can result in violations of multiple requirements, resulting in possible penalties in excess of pre-set annual limits. Further, a person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a monetary criminal penalty and imprisonment up to one year. The criminal penalties increase if the wrongful conduct involves false pretenses, and further increase if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice, or the DOJ, is responsible for criminal prosecutions under HIPAA. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals’ health information. Furthermore, in the event of a breach as defined by HIPAA, the Business Associate may have to comply with specific reporting requirements under HIPAA regulations.
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
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, including the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. A series of legislative amendments to the CCPA were enacted on October 11, 2019, and the California State Attorney General submitted final regulations for review on June 2, 2020, which were finalized and effective. The California State Attorney General has commenced enforcement actions against violators as of July 1, 2020. While the legislation and proposed regulations include an exception for activities that are subject to HIPAA, we cannot yet determine the impact the CCPA or other such future laws, regulations and standards may have on our business. Future laws, regulations, standards and obligations, and changes in the interpretation of existing laws, regulations, standards and obligations could impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our Platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards and contractual obligations could impair our or our customers’ ability to collect, use or disclose information relating to patients or consumers, which could decrease demand for our Platform offerings, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. In view of new or modified federal or state laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.
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
* If we are not able to maintain and enhance our reputation and brand recognition, our business and results of operations will be harmed.
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
* We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.
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
Further, in light of these advantages, even if our products or services are more effective than the product or service offerings of our competitors, current or potential clients might accept competitive products and services in lieu of purchasing our products or services. In addition to new niche vendors, who offer stand-alone products and services, we also face competition from PM and EHR providers, including those with which we have integration partnerships. PM or EHR providers may have existing systems in place at clients in our target market. These PM and EHR providers may now, or in the future, offer or promise products or services similar to ours, which leverage existing client and vendor relationships.
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
* The healthcare regulatory and political framework is uncertain and evolving.
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act, or ACA, was adopted, which is a healthcare reform measure that provides healthcare insurance for approximately 30 million additional Americans. The ACA includes a variety of healthcare reform provisions and requirements that became effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the federal court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business. On March 2, 2020, the Supreme

Court of the United States granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. Pending review, the ACA remains in effect, but it is unclear how this decision, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Further, on March 9, 2020, the HHS, Office of the National Coordinator for Health Information Technology, or ONC, and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information, or EHI, by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act, or Cures Act, regarding interoperability and “information blocking,” and create significant new requirements for health care industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. The new rules create significant new requirements for health care industry participants, and require certain electronic health record technology to incorporate standardized application programming interfaces, or APIs, to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC will also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implements the information blocking provisions of the Cures Act and identified eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. In light of the COVID-19 public health emergency, ONC stated that it intends to exercise enforcement discretion for three months at the end of certain ONC Health IT Certification Program compliance dates associated with the Cures Act final ONC rule. Pursuant to the final rule, health IT developers will be subject to requirements such as prohibitions on participating in any action that constitutes information blocking, providing certification to the Secretary of HHS that they will not take actions that constitute information blocking, and other requirements regarding information blocking six months from May 1, 2020, when the final rule was published in the Federal Register, or November 1, 2020. Certified API Developers must comply with new administrative requirements by November 1, 2020 and must provide all certified API technology within twenty-four months after the May 1, 2020 publication of the rule in the Federal Register, or May 1, 2022. The ONC’s exercise of enforcement discretion means that the information blocking prohibitions and administrative requirements applicable to Certified API Developers will not be enforced until February 1, 2021 and the administrative requirements applicable to Certified API Developers will not be enforced until August 1, 2022.

The final CMS rule focuses on patients enrolled in Medicare Advantage plans, Medicaid and Children’s Health Insurance Program (CHIP) fee-for-service programs, Medicaid managed care plans, CHIP managed care entities, and qualified health plans on the federally-facilitated exchanges, and enacts measures to enable patients to have both their clinical and administrative information travel with them. By January 1, 2021, payors must make patient data dating back to January 1, 2016 available through an API. As a result of COVID-19 and to provide additional flexibility to payors, CMS will exercise enforcement discretion for a period of six months in connection with the Patient Access API and Provider Directory API provisions of the final CMS rule and therefore will not enforce these new requirements until July 1, 2021.

These rules constitute a significant departure from previous regulations regarding patient data. These rules may benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, but the rules may also make it easier for other similar companies to enter the market, creating increased competition and reducing our market share. It is unclear at this time what the costs of compliance with the final rules will be, and what additional risks there may be to our business.

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
* We rely on our third-party vendors and partners to execute our business strategy. Replacing them could be difficult and disruptive to our business. If we are unsuccessful in forming or maintaining such relationships on terms favorable to us, our business may not succeed.
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
In addition, we have entered into strategic alliances with providers of EHR and PM solutions, and we intend to pursue such alliances in the future. These strategic alliance agreements are typically structured as commercial and technical partnership agreements, pursuant to which we integrate certain of our Platform solutions into the EHR and PM systems that are utilized by many of our clients, for agreed payments to such integration partners. Our ability to form and maintain these alliances with such partners in order to facilitate the integration of our Platform into the EHR and PM systems used by our provider clients and their patients is important to the success of our business. If providers of EHR or PM solutions amend, terminate or fail to perform their obligations under their strategic alliance agreements with us, we may need to seek other ways of integrating our Platform with the EHR and PM systems of our provider clients, which could be costly and time consuming, and could adversely affect our business results.
We or our EHR and PM partners may terminate or seek to amend our strategic alliance agreements in order to incorporate new final rules promulgated on March 9, 2020 by the HHS, ONC, and CMS, which are further described above and are aimed at supporting seamless and secure access, exchange, and use of EHI by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment.
We may also seek new strategic alliances in the future, and we may not be successful in entering into future alliances on terms favorable to us. Any delay in entering into strategic alliances with providers of EHR or PM solutions or other technology partners could either delay the development and adoption of our products and services and reduce their competitiveness. Any such delay could adversely affect our business.
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
In addition, competition for qualified management in our industry is intense. Many of the companies with which we compete for management personnel have greater financial and other resources than we do. While we have entered into offer letters or employment agreements with certain of our executive officers, all of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options and restricted stock units that vest over time or based on performance. The value to employees of stock options and restricted stock units that vest over time or based on performance will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other organizations. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us. In addition, volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart. If we are not able to retain any of our key management personnel, our business could be harmed.

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
* As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.
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
* Business or economic disruptions or global health concerns have and may continue to seriously harm our business and increase our costs and expenses.
Broad-based business or economic disruptions could adversely affect our business. For example, in December 2019 an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and it has spread to a number of other countries, including the United States and more specifically, New York, New York where our primary office is located. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, business and school closures and other public health safety measures. COVID-19 has and may continue to materially and adversely impact our business and results of operations due to, among other factors:
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

Risks relating to our indebtedness
* In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the fiscal year ended January 31, 2020 our net cash provided by operating activities was $0.8 million. For the six months ended July 31, 2020 our net cash used in operating activities was $0.5 million. As of July 31, 2020, we had $84.2 million of cash and cash equivalents, which are held for working capital purposes. As of July 31, 2020, we had $20.7 million of outstanding borrowings under our revolving line of credit, with the ability to borrow up to $29.3 million in our revolving line of credit. Borrowings under our credit facility are secured by substantially all of our properties, rights and assets, excluding intellectual property.
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
•the impact of COVID-19 on the economy, our company, our customers, suppliers or employees
•actual or anticipated fluctuations in our quarterly financial reports and results of operations;
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
* If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.
If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of July 31, 2020, we had 37,882,837 shares of common stock outstanding. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
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
* Anti-takeover provisions under our incorporation documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
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
* Our bylaws designate certain specified courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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

10.2	First Amendment to Strategic Alliance Agreement, dated as of June 10, 2020, by and between the Registrant and Allscripts Healthcare, LLC.

10.3#	Amended and Restated Non-Employee Director Compensation Policy

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHREESIA, INC.

Date: September 9, 2020	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 9, 2020	By:	/s/ Thomas Altier
Thomas Altier
Chief Financial Officer
(Principal Financial Officer)