Form 10-Q
period 2020-10-31
Phreesia, Inc.
filed 2020-12-09
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38977

PHREESIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2275479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

434 Fayetteville St, Suite 1400 Raleigh, NC	27601
(Address of principal executive offices)	(Zip Code)
(888) 654-7473
(Registrant’s telephone number, including area code)

432 Park Ave. S., New York, NY 10016
{Former address, if changed since last report}

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 4, 2020, 44,162,852 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PHREESIA, INC.
FORM 10-Q
For the Quarter Ended October 31, 2020

Summary of Material Risks Associated with our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:

•Business or economic disruptions or global health concerns, such as the COVID-19 pandemic, have and may continue to seriously harm our business and increase our costs and expenses. Given the unknown timeline and the near-term uncertainty of COVID-19 on our business, there continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance and results of operations at this time.
•We have grown rapidly in recent periods, and if we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.
•We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements to our financial statements or cause us to fail to meet our period reporting obligations.
•We have experienced net losses in the past and we may not achieve profitability in the future.
•Privacy concerns or security breaches relating to our Platform could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
•We are subject to data privacy and security laws and regulations governing our collection, use, disclosure, or storage of personally identifiable information, including protected health information and payment card data, which may impose restrictions on us and our operations and subject us to penalties if we are unable to fully comply with such laws.
•As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.
•We typically incur significant upfront costs in our client relationships, and if we are unable to develop or grow these relationships over time, we are unlikely to recover these costs and our operating results may suffer.
•We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
•The healthcare industry is rapidly evolving and the market for technology-enabled services that empower healthcare consumers is relatively immature and unproven.
•We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share our business and operating results will be harmed.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission, or the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our future financial performance, including our projected revenue, costs of revenue, operating expenses, cash flows;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Balance Sheets
(in thousands, except share and per share data)

	October 31, 2020	January 31, 2020
	(unaudited)
Assets
Current:
Cash and cash equivalents	$254,118	$90,315
Settlement assets	12,267	12,368
Accounts receivable, net of allowances	27,594	21,978
Deferred contract acquisition costs	1,708	1,720
Prepaid expenses and other current assets	6,825	5,157
Total current assets	302,512	131,538
Property and equipment, net of accumulated depreciation and amortization of $42,665 and $35,551	19,160	14,487
Capitalized internal-use software, net of accumulated amortization of $23,907 and $19,554	9,986	8,735
Operating lease right-of-use assets (1)	3,192	—
Deferred contract acquisition costs	1,227	1,594
Intangible assets, net of accumulated amortization of $450 and $271	1,020	1,199
Deferred tax asset	496	775
Goodwill	250	250
Other assets	207	180
Total assets	$338,050	$158,758
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$12,267	$12,368
Current portion of debt and finance lease liabilities	4,722	2,324
Current portion of operating lease liabilities (1)	1,288	—
Accounts payable	4,215	6,017
Accrued expenses	12,662	9,243
Deferred revenue	6,623	5,401
Total current liabilities	41,777	35,353
Long-term debt and finance lease liabilities	24,439	21,540
Operating lease liabilities, noncurrent (1)	2,158	—
Total liabilities	68,374	56,893
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.01 par value - 500,000,000 shares authorized as of October 31, 2020 and January 31, 2020, respectively; 44,039,563 and 36,610,763 shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively	440	366
Additional paid-in capital	573,786	386,383
Accumulated deficit	(303,681)	(284,485)
Treasury stock	(869)	(399)
Total Stockholders’ Equity	269,676	101,865
Total Liabilities and Stockholders’ Equity	$338,050	$158,758
(1) Figures as of October 31, 2020 reflect the Company's February 1, 2020 adoption of Accounting Standards Codification No. 842, Leases (ASC 842). For additional details, see Note 3(c), "Summary of significant accounting policies — Impact of recently adopted accounting pronouncements."

See notes to unaudited Financial Statements

Phreesia, Inc.
Unaudited Statements of Operations
(in thousands, except share and per share data)

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019
Revenue:
Subscription and related services	$17,468	$14,606	$50,196	$41,292
Payment processing fees	12,917	11,559	36,452	34,781
Life sciences	8,079	6,678	20,221	15,895
Total revenues	38,464	32,843	106,869	91,968
Expenses:
Cost of revenue (excluding depreciation and amortization)	6,472	4,388	16,477	12,594
Payment processing expense	7,530	6,902	21,125	20,952
Sales and marketing	10,481	8,348	30,013	24,170
Research and development	5,732	4,774	16,267	13,762
General and administrative	10,370	7,184	28,721	20,849
Depreciation	2,447	2,153	7,125	6,444
Amortization	1,546	1,325	4,531	3,823
Total expenses	44,578	35,074	124,259	102,594
Operating loss	(6,114)	(2,231)	(17,390)	(10,626)
Other income (expense)	62	77	(229)	(740)
Change in fair value of warrant liability	—	—	—	(3,307)
Interest income (expense)	(467)	(219)	(1,206)	(1,769)
Total other income (expense)	(405)	(142)	(1,435)	(5,816)
Loss before provision for income taxes	(6,519)	(2,373)	(18,825)	(16,442)
Provision for income taxes	(194)	(64)	(371)	(183)
Net loss	$(6,713)	$(2,437)	$(19,196)	$(16,625)
Preferred stock dividend paid	—	—	—	(14,955)
Accretion of redeemable preferred stock	—	—	—	(56,175)
Net loss attributable to common stockholders, basic and diluted	$(6,713)	$(2,437)	$(19,196)	$(87,755)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.07)	$(0.51)	$(5.85)
Weighted-average common shares outstanding, basic and diluted	38,511,370	35,790,951	37,855,503	15,007,247
See notes to unaudited Financial Statements

Phreesia, Inc.
Unaudited statements of redeemable preferred stock and stockholders’ equity (deficit)
(in thousands, except share and per share data)

	Redeemable Preferred Stock									Stockholders' Equity (Deficit)
	Series A		Series B		Junior Preferred		Redeemable Preferred			Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Total	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2019	13,674,365	$79,311	9,197,142	$51,872	32,746,041	$32,746	42,560,530	$42,561	$206,490	1,994,721	$20	—	(210,994)	$—	$(210,974)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,695)	—	(6,695)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	599	—	—	599
Exercise of stock options	—	—	—	—	—	—	—	—	—	29,798	—	37	—	—	37
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	833	—	—	833
Accretion of redeemable preferred stock	—	5,196	—	2,667	—	—	—	—	7,863	—	—	(1,469)	(6,394)	—	(7,863)
Balance, April 30, 2019	13,674,365	$84,507	9,197,142	$54,539	32,746,041	$32,746	42,560,530	$42,561	$214,353	2,024,519	$20	$—	$(224,083)	$—	$(224,063)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,493)	—	(7,493)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,467	—	—	1,467
Exercise of stock options	—	—	—	—	—	—	—	—	—	22,038	—	41	—	—	41
Accretion of redeemable preferred stock	—	27,510	—	20,802	—	—	—	—	48,312	—	—	(1,508)	(46,804)	—	(48,312)
Payment of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(14,955)	—	—	(14,955)
Issuance of common stock in initial public offering, net of issuance costs of $6,084	—	—	—	—	—	—	—	—	—	7,812,500	78	124,619	—	—	124,698
Conversion of preferred stock into common stock and cancellation of redeemable preferred stock	(13,674,365)	(112,017)	(9,197,142)	(75,341)	(32,746,041)	(32,746)	(42,560,530)	(42,561)	(262,665)	25,311,535	253	262,412	—	—	262,665
Conversion and exercise of preferred stock warrants into common stock	—	—	—	—	—	—	—	—	—	588,763	6	8,799	—	—	8,805
Balance, July 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	35,759,355	$357	$380,875	$(278,380)	$—	$102,853
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,437)	—	(2,437)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,766	—	—	1,766
Exercise of stock options	—	—	—	—	—	—	—	—	—	59,679	1	365	—	—	366
Cashless exercise of common stock warrants	—	—	—	—	—	—	—	—	—	53,023	1	1	—	—	2
Deferred offering costs	—	—	—	—	—	—	—	—	—	—	—	(56)	—	—	(56)
Balance, October 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	35,872,057	$359	$382,951	$(280,817)	$—	$102,494

See notes to unaudited Financial Statements

	Stockholders' Equity (Deficit)
	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Treasury stock	Total

Balance, February 1, 2020	36,610,763	$366	$386,383	$(284,485)	$(399)	$101,865
Net loss	—	—	—	(6,112)	—	(6,112)
Stock-based compensation expense	—	—	2,872	—	—	2,872
Exercise of stock options and vesting of restricted stock units	988,678	10	1,727	—	—	1,737
Treasury stock from vesting of restricted stock units	—	—	—	—	(447)	(447)
Balance, April 30, 2020	37,599,441	$376	$390,982	$(290,597)	$(846)	$99,915
Net loss	—	—	—	(6,371)	—	(6,371)
Stock-based compensation expense	—	—	3,428	—	—	3,428
Exercise of stock options and vesting of restricted stock units	283,396	3	735	—	—	738
Treasury stock from vesting of restricted stock units	—	—	—	—	(23)	(23)
Balance, July 31, 2020	37,882,837	$379	$395,145	$(296,968)	$(869)	$97,687
Net loss	—	—	—	(6,713)	—	(6,713)
Stock-based compensation expense	—	—	3,316	—	—	3,316
Exercise of stock options and vesting of restricted stock units	406,726	4	872	—	—	876
Issuance of common stock in secondary public offering, net of issuance costs of $290	5,750,000	57	174,453	—	—	174,510
Balance, October 31, 2020	44,039,563	$440	$573,786	$(303,681)	$(869)	$269,676

See notes to unaudited Financial Statements

Phreesia, Inc.
Unaudited statements of cash flows
(in thousands, except share and per share data)

	Nine months ended October 31,
	2020	2019
Cash used in operating activities:
Net loss	$(19,196)	$(16,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,656	10,267
Stock-based compensation expense	9,616	3,832
Change in fair value of warrants liability	—	3,307
Amortization of debt discount	318	412
Loss on extinguishment of debt	—	1,073
Cost of hardware purchased by customers	604	512
Deferred contract acquisition costs amortization	2,280	1,465
Non-cash operating lease expense	1,228	—
Deferred tax asset	279	—
Changes in operating assets and liabilities
Accounts receivable	(5,616)	(3,899)
Prepaid expenses and other assets	(1,940)	(2,943)
Deferred contract acquisition costs	(1,901)	(1,414)
Accounts payable	(2,300)	1,629
Accrued expenses and other liabilities	3,982	3,098
Lease liability	(1,419)	—
Deferred revenue	1,222	(1,162)
Net cash used in operating activities	(1,187)	(448)
Cash used in investing activities:
Capitalized internal-use software	(4,663)	(4,329)
Purchase of property and equipment	(6,440)	(4,826)
Net cash used in investing activities	(11,103)	(9,155)
Cash provided by financing activities:
Proceeds from issuance of common stock in equity offerings, net of underwriters' discounts and commissions	174,800	130,781
Payment of preferred stock dividends	—	(14,955)
Proceeds from issuance of common stock upon exercise of stock options	3,351	445
Treasury stock to recover tax withholdings on stock compensation awards	(869)	—
Payment of offering costs	(226)	(5,944)
Proceeds from revolving line of credit	—	9,876
Payments of revolving line of credit	—	(17,676)
Proceeds from term loan	—	20,000
Repayment of term loan and loan payable	—	(21,042)
Insurance financing arrangement	2,009	—
Principal portion of finance lease payments	(1,797)	(1,624)
Principal payments on financing arrangements	(881)	—
Debt extinguishment costs	—	(300)

Debt issuance costs	(69)	(112)
Loan facility fee payment	(225)	—
Net cash provided by financing activities	176,093	99,449
Net increase in cash and cash equivalents	163,803	89,846
Cash and cash equivalents – beginning of period	90,315	1,543
Cash and cash equivalents – end of period	$254,118	$91,389

Supplemental information of non-cash investing and financing information:
Right-of-use assets recorded in exchange for operating lease liabilities (1)	$4,420	$—
Property and equipment acquisitions through finance leases	$6,050	$1,738
Capitalized software acquired through vendor financing	$174	$—
Purchase of property and equipment and capitalized software included in accounts payable	$1,681	$546
Issuance of warrants related to debt	$—	$833
Cashless transfer of term loan and related accrued fees into increase in debt balance	$20,257	$—
Cashless transfer of lender fees through increase in debt balance	$406	$—
Deferred offering costs included in accounts payable and accrued liabilities	$64	$—
Cashless exercise of common stock warrants	$—	$2,521
Cash payments for:
Interest	$1,047	$1,834

(1) Includes $2,741 initial right of use asset recorded upon adoption of ASC 842.
See notes to unaudited Financial Statements

Phreesia, Inc.
Notes to Unaudited Financial Statements
(in thousands, except share and per share data)

1. Background and liquidity
(a) Background
Phreesia, Inc. (the Company) is a leading provider of comprehensive solutions that transform the healthcare experience by engaging patients in their care and enabling healthcare provider organizations to optimize operational efficiency, improve profitability and enhance clinical care. Through the SaaS-based Phreesia Platform (the Phreesia Platform), the Company offers healthcare provider organizations a robust suite of solutions to manage the patient intake process and a leading payments solution for secure processing of patient payments. The Company’s Platform also provides life sciences companies with an engagement channel for targeted and direct communication with patients. In connection with the patient intake and registration process, Phreesia offers its provider customers the ability to lease tablets (PhreesiaPads) and on-site kiosks (Arrival Stations) along with their monthly subscription. The Company was formed in May 2005, and has offices in New York, New York, Raleigh, North Carolina and Ottawa, Canada.
On December 9, 2020, the Company changed its headquarters from New York, New York to Raleigh, North Carolina.

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
(c) Follow-on offerings
On December 17, 2019, the Company closed its follow-on offering of 7,762,500 shares of common stock sold by certain selling stockholders. The Company did not receive any proceeds from the follow-on offering but did incur $1,047 in transaction costs, recorded as general and administrative expense within the statement of operations.

On October 23, 2020, the Company closed an additional public offering in which the Company issued and sold 5,750,000 shares of its common stock at a public offering price of $32.00 per share, resulting in net proceeds of $174,510 after deducting underwriting discounts and offering expenses.

(d) Liquidity
Since the Company commenced operations, it has not generated sufficient revenue to meet its operating expenses and has continued to incur significant net losses. To date, the Company has primarily relied upon the proceeds from issuances of preferred stock and debt, and most recently with proceeds from the follow-on equity offerings, to fund its operations as well as sales of Company products and services in the normal course of business. Management believes that net losses and negative cash flows will continue for at least the next year.
Management believes that the Company’s cash and cash equivalents at October 31, 2020, along with cash generated in the normal course of business, and available borrowing capacity under its May 2020 Credit Facility (See Note 6), are sufficient to fund its operations for at least the next 12 months. The Company will obtain additional financing, if needed, to successfully implement its long-term strategy. There can be no assurance that additional financing, if needed, can be obtained on terms acceptable to the Company. The ability of the Company to achieve successful operations will depend on, among other things, new business, the retention of customers, and the effectiveness of sales and marketing initiatives. The Company is subject to a number of risks similar to other companies in its stage of business life cycle, including dependence on key individuals, competition in the marketplace, and the need to fund future product and services development.

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

(c) Unaudited interim financial statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of October 31, 2020 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended October 31, 2020 and 2019. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2020.

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

(a) Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments. Although management believes its estimates and assumptions are reasonable under the circumstances at the time they are made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Actual results may differ from those estimates made under different assumptions or circumstances. The most significant assumptions and estimates relate to the accounts receivable allowance, capitalized internal-use software, the determination of the useful lives of property and equipment and capitalized software, the fair value of securities underlying stock-based compensation awards issued prior to our initial public offering, the fair value of business acquisitions, and the realization of deferred tax assets.

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
The Company’s customers are primarily physician’s offices located in the United States and pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three and nine months ended October 31, 2020 and 2019. As of October 31, 2020, we had receivables from two entities which accounted for 16% and 11%, respectively, of total accounts receivable.

(c) Risks Related to the COVID-19 Pandemic
In December 2019 and early 2020, an outbreak of a novel strain of coronavirus (COVID-19) occurred. COVID-19 spread to a number of countries including the United States and Canada and was declared a pandemic by the World Health Organization. There continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time.

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
Upon adoption of Topic 842 the Company recognized operating lease right-of-use assets and operating lease liabilities related to our office leases of $2,741 and $2,928, respectively. The Company’s accounting for lessee finance and all lessor leases remains substantially unchanged from legacy guidance. The standard did not have a significant impact on our statements of operations or statements of cash flows. No adjustment to accumulated deficit was recorded because the adoption did not change the Company's net assets.

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
On February 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses. The update requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument. The Company adopted this update using a modified retrospective method. No adjustment to accumulated deficit was recorded as a result of the adoption of this standard, which did not have a material impact on the Company's financial statements.
Recent accounting pronouncements not yet adopted
There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's financial statements.

4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of October 31, 2020 and January 31, 2020 are as follows:

	October 31, 2020	January 31, 2020
Payroll-related expenses and taxes	$7,846	$5,032
Payment processing fees liability	2,634	2,738
Other	2,182	1,473
Total	$12,662	$9,243

(b) Property and equipment
Property and equipment as of October 31, 2020 and January 31, 2020 are as follows:

	Useful Life
	(years)	October 31, 2020	January 31, 2020
PhreesiaPads and Arrivals Stations	3	$29,857	$26,389
Computer equipment	3	25,990	18,394
Computer software	3	3,010	2,297
Hardware development	3	1,024	1,024
Furniture and fixtures	7	743	743
Leasehold improvements	2	1,201	1,191
Total property and equipment		$61,825	$50,038
Less accumulated depreciation and amortization		(42,665)	(35,551)
Property and equipment — net		$19,160	$14,487
Depreciation expense related to property and equipment amounted to $2,447 and $2,153 for the three months ended October 31, 2020 and 2019, respectively. Depreciation expense related to property and equipment amounted to $7,125 and $6,444 for the nine months ended October 31, 2020 and 2019, respectively. Finance lease depreciation, included in depreciation expense, was $2,278 for the nine months ended October 31, 2020.
Assets under finance leases included in computer equipment were $17,078 and $12,283 as of October 31, 2020 and January 31, 2020. Accumulated amortization of assets under finance leases was $9,555 and $7,724 as of October 31, 2020 and January 31, 2020, respectively.

(c) Capitalized internal use software

For the three months ended October 31, 2020 and 2019, the Company capitalized $1,972 and $1,452, respectively, of costs related to the Phreesia Platform. For the nine months ended October 31, 2020 and 2019, the Company capitalized $5,604 and $4,329, respectively, of costs related to the Phreesia Platform.
During the three months ended October 31, 2020 and 2019, amortization expense related to capitalized internal-use software was $1,487 and $1,266, respectively. During the nine months ended October 31, 2020 and 2019, amortization expense related to capitalized internal-use software was $4,353 and $3,645, respectively. As of October 31, 2020 and January 31, 2020, the net book value of the Phreesia Platform was $9,986 and $8,735, respectively.

(d) Intangible assets and goodwill
The following presents the details of intangible assets as of October 31, 2020 and January 31, 2020:

	Useful Life
	(years)	October 31, 2020	January 31, 2020
Acquired technology	5	$490	$490
Customer relationship	7	980	980
Total intangible assets, gross carrying value		$1,470	$1,470
Less accumulated amortization		(450)	(271)
Net carrying value		$1,020	$1,199
The remaining useful life for acquired technology in years is 3.1 and 3.9 as of October 31, 2020 and January 31, 2020, respectively. The remaining useful life for customer relationships in years is 5.1 and 5.9 as of October 31, 2020 and January 31, 2020, respectively.
Amortization expense associated with intangible assets amounted to $59 and $59 for the three months ended October 31, 2020 and 2019, respectively. Amortization expense associated with intangible assets amounted to $178 and $178 for the nine months ended October 31, 2020 and 2019, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of October 31, 2020:

October 31, 2020
2021 (Remaining three months)	$60
Fiscal Years Ending January 31,
2022	238
2023	238
2024	224
2025 - thereafter	260
Total	$1,020

There were no changes to the Company's goodwill balance during the nine months ended October 31, 2020. The Company did not record any impairments of goodwill during the three and nine months ended October 31, 2020 or 2019, respectively. Goodwill was $250 as of October 31, 2020 and January 31, 2020.

(e) Accounts receivable
Accounts receivable as of October 31, 2020 and January 31, 2020 are as follows:

	October 31, 2020	January 31, 2020
Billed	$26,000	$22,245
Unbilled	2,344	676
Total accounts receivable, gross	$28,344	$22,921
Less accounts receivable allowances	(750)	(943)
Total accounts receivable	$27,594	$21,978

Activity in our allowance for doubtful accounts was as follows for the nine months ended October 31, 2020:

October 31, 2020
Balance, January 31, 2020	$943
Bad debt expense	396
Write-offs and adjustments	(589)
Balance, October 31, 2020	$750

The Company’s allowance for doubtful accounts represents the current estimate of expected future losses based on prior bad debt experience as well as considerations for specific customers as applicable. The Company's accounts receivable are considered past due when they are outstanding past the due date listed on the invoice to the customer. As of October 31, 2020, 58% of the Company's accounts receivable was aged less than 30 days from the invoice date and 15% of the Company's accounts receivable was aged over 90 days from the invoice date. The Company writes off accounts receivable and removes the associated allowance for doubtful accounts when the Company deems the receivables to be uncollectible.

(f) Prepaid and other current assets
Prepaid and other current assets as of October 31, 2020 and January 31, 2020 are as follows:

	October 31, 2020	January 31, 2020
Prepaid software and business systems	1,994	$1,611
Prepaid PhreesiaPads	394	645
Prepaid data center expenses	350	751
Prepaid insurance	1,969	1,259
Other prepaid expenses and other current assets	2,118	891
Total prepaid and other current assets	$6,825	$5,157
The Company enters into cloud computing service contracts to support our sales and marketing, product development and administrative activities. Subsequent to the adoption of ASU 2018-15 in May 2020, we capitalize certain implementation costs for cloud computing arrangements that meet the definition of a service contract. We include these capitalized implementation costs within Prepaid software and business systems in the table above. Once placed in service, we amortize these costs over the remaining subscription term to the same expense line as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $283 and $434 for the three and nine months ended October 31, 2020. Accumulated amortization of capitalized implementation costs for these arrangements was $13 as of October 31, 2020.

(g) Other income (expense)

Other income for the three months ended October 31, 2020 and 2019 was $62 and $77, and was composed primarily of foreign exchange gains. Other expense for the nine months ended October 31, 2020 was $229 and was composed primarily of foreign exchange losses. Other expense for the nine months ended October 31, 2019 was $740 and was composed primarily of loss on extinguishment of debt of $1,073, partially offset by foreign exchange gains.

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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrival Stations was $1,593 and $1,496 for the three months ended October 31, 2020 and 2019, respectively. The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrival Stations was $4,732 and $4,462 for the nine months ended October 31, 2020 and 2019, respectively.

Contract balances
The following table represents a roll-forward of contract assets:

Contract assets (unbilled accounts receivable)
January 31, 2020	$676
Amount transferred to receivables from beginning balance of contract assets	(676)
Contract asset additions, net of reclassification to receivables	2,344
October 31, 2020	$2,344

The following table represents a roll-forward of contract liabilities:

Contract liabilities (deferred revenue)
January 31, 2020	$5,401
Revenue recognized that was included in deferred revenue at the beginning of the period	(5,004)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(1,168)
Increases due to invoicing prior to satisfaction of performance obligations	7,394
October 31, 2020	$6,623

Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $505 and $491 for the three months ended October 31, 2020 and 2019, respectively. Amortization expense totaled $2,280 and $1,465 for the nine months ended October 31, 2020 and 2019, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Beginning balance, January 31, 2020	$3,314
Additions to deferred contract acquisition costs	1,901
Amortization of deferred contract acquisition costs	(2,280)
Ending balance, October 31, 2020	2,935

Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,708
Deferred contract acquisition costs, non-current	1,227
Total deferred contract acquisition costs	$2,935

6. Debt and Finance Lease Liabilities
As of October 31, 2020 and January 31, 2020, the Company had the following outstanding debt and finance lease liabilities:

	October 31, 2020	January 31, 2020
Revolving credit facility	$20,663	$—
Term loan	—	20,000
Finance leases	7,607	3,612
Other debt	2,146	808
Accrued interest and payments	65	381
Total debt and finance lease liabilities, before original issue discount	30,481	24,801
Less deferred financing costs and original issue discount	(1,320)	(937)
Debt and finance lease liabilities	29,161	23,864
Less - current portion of debt and finance lease liabilities	(4,722)	(2,324)
Long term debt and finance lease liabilities	$24,439	$21,540

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

Borrowings under the revolving credit facility are payable five years from the Effective Date, which is May 5, 2025 (the "Maturity Date"). Borrowings under the revolving credit facility bear interest, which is payable monthly, at a floating rate equal to the greater of the Wall Street Journal Prime Rate or 4.5%, until such time that adjusted EBITDA as defined in the Second SVB Facility (SVB Facility Adjusted EBITDA) reaches a defined level, after which time the interest rate is reduced to the greater of prime less 0.5%, or 4.0%. For the three months ended October 31, 2020, the interest rate on the Second SVB Facility was 4.5%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of $125 per year. The first facility fee payment of $125 was paid during the three months ended July 31, 2020. The Company has $29,337 of availability as of October 31, 2020.

In the event that the Company terminates the Second SVB Facility prior to the Maturity Date, the Company will be required to pay a termination fee equal to (i) $187, reduced by $6 for each calendar month that has elapsed after April 30, 2020, plus (ii) a percent of the total borrowing capacity equal to 1.5% if terminated before the second anniversary of the Second SVB Effective Date, 0.75% if terminated on or after the second and before the third anniversary of the Second SVB Effective Date funding, or 0.5% if terminated on or after the third and before the fourth anniversary of the Second SVB Effective Date. The Company will not be required to pay a termination fee if terminated after the fourth anniversary of the Second SVB Effective Date.
The Company’s obligations under the Second SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Second SVB Facility includes a financial covenant that requires the Company to achieve specified levels of SVB Facility Adjusted EBITDA. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. The Company was in compliance with all covenants related to the Second SVB Facility as of October 31, 2020.

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

During the three months ended July 31, 2020, the Company accounted for the settlement of the First SVB Facility term loan and the borrowings under the Second SVB Facility as a modification of the First SVB Facility term loan, because the cash flows under the Second SVB Facility were not substantially different than the cash flows under the First SVB Facility term loan. The Company incurred $531 of fees in connection with the Second SVB Facility, including $406 of fees to terminate the First SVB Facility and $125 of fees to enter into the Second SVB Facility. As the Second SVB Facility was accounted for as a modification, the Company recorded these fees as an additional discount on debt. The Company recorded third party costs as additional discount on debt because the unused borrowing capacity on the revolving credit facility contained in the Second SVB Facility was greater than the borrowing capacity on the revolving credit facility in the First SVB Facility. The Company is continuing to amortize the existing and newly recorded discount on debt using the effective interest method.

First Amended and Restated Loan and Security Agreement
On February 28, 2019 (the Effective Date), the Company entered into a First Amended and Restated Loan and Security Agreement (the "First SVB Facility") that provided for a $20,000 term loan (the "2019 Term Loan"). Interest on the term loan was payable monthly, at a floating rate equal to the bank’s prime rate plus 1.50%, subject to reduction based on achievement of defined EBITDA levels. The Company recorded $257 of interest expense for a final payment during the three months ended October 31, 2019. In connection with the First SVB Facility, the Company issued warrants to the lenders to purchase an aggregate of 150,274 shares of common stock at an exercise price of $8.02 per share. The 75,137 common stock warrants that remain outstanding as of October 31, 2020 expire in February 2029. Borrowings under the prior term loan and loans payable were repaid in full with the proceeds from the First SVB Facility.
The First SVB Facility also contained a revolving credit facility with $25,000 of available borrowings. As of January 31, 2020 and as of the date of the Second SVB Facility, the Company had no borrowings outstanding under the revolving credit facility. The Company paid $100 of facility fees during the three months ended October 31, 2020 and 2019, respectively.
Upon entering into the First SVB Facility, during the nine months ended October 31, 2019, the Company recorded a $1,073 loss on extinguishment of debt within other income (expense) for the settlement of the previously outstanding loans payable.
Finance Leases

See Note 11 - Leases for more information regarding finance leases.

Other Debt (Financing Agreements)

On July 21, 2020, the Company entered into an insurance premium financing agreement with IPFS of New York LLC in order to finance its premium payments for Directors' and Officers' insurance. As of October 31, 2020, the outstanding principal amount under the agreement is $1,341. The agreement bears interest of 2.6% per annum. Principal and interest are due in two equal installments of $677, payable in December 2020 and March 2021. The total interest remaining to be paid under the arrangement is $13.

On April 10, 2020, the Company entered into a vendor financing agreement with a principal amount of $174 to finance the acquisition of certain internal use software licenses. As of October 31, 2020, the outstanding principal balance of the financing agreement is $132. Interest accrues at an annual rate of 2.94%. The Company is required to make equal annual payments of $46 on May 31, 2021, May 31, 2022 and May 31, 2023.

On November 2, 2018, the Company entered into a vendor financing agreement with a principal amount of $1,256 to finance the acquisition of certain internal use software licenses. As of October 31, 2020, the outstanding principal balance of the financing agreement is $673. Interest accrues at an annual rate of 9.83%. The Company is required to pay four equal payments of $183 in November 2020, May 2021, November 2021 and June 2022.

Maturities of debt, including finance leases, in each of the next five years and thereafter are as follows:

	Total	Debt	Finance Leases
Fiscal 2021 (remaining three months)	$1,509	$845	$664
Fiscal year ending January 31:
2022	4,050	1,077	2,973
2023	2,442	184	2,258
2024	1,290	40	1,250
2025	21,190	20,728	462
Total long-term debt and finance lease maturities	$30,481	$22,874	$7,607

During the three and nine months ended October 31, 2020, the Company recorded net interest expense of $467 and $1,206, respectively, including amortization of original issue discount and deferred financing costs of $74 and $318, respectively. For the three months ended October 31, 2020, net interest expense included interest expense of $471, net of interest income of $5. For the nine months ended October 31, 2020, net interest expense included interest expense of $1,305, net of interest income of $99. During the three and nine months ended October 31, 2019, the Company recorded net interest expense of $219 and $1,769, respectively, including amortization of original issue discount and deferred financing costs of $147 and $412, respectively For the three months ended October 31, 2019, net interest expense included interest expense of $557, net of interest income of $338. For the nine months ended October 31, 2019, net interest expense included interest expense of $2,142, net of interest income of $373.

7. Stockholders' Equity
(a) Common stock
The Company closed an IPO on July 22, 2019 and filed an Amended and Restated Certificate of Incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.
On October 23, 2020, the Company completed a follow-on offering of its Common Stock. In connection with the follow-on offering, the Company issued and sold 5,750,000 shares of common stock at an issuance price of $32.00 per share resulting in net proceeds of $174,800, after deducting underwriting discounts and commissions. The Company also incurred $290 of net third party offering costs.

(b) Preferred stock
In connection with the IPO, the Company's Amended and Restated Certificate of Incorporation also authorized 20,000,000 shares of undesignated preferred stock with a value of $0.01 per share. As of October 31, 2020 and January 31, 2020, no shares of this preferred stock were issued and outstanding.

(c) Treasury stock
The Company's equity based compensation plan allows for the grant of non-vested stock options, restricted stock units (RSUs), and performance-based RSUs to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Under the provision of the plans, for RSU awards, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting of the RSU, the Company divides the participant's income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.

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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan, which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee to make equity-based incentive awards including stock options and restricted stock units (RSUs) to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this Plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and will automatically increase each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee).
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

Stock option activity for the nine months ended October 31, 2020 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2020	5,516,452	$3.80
Granted in nine months ended October 31, 2020	—	$—
Exercised	(1,610,207)	$2.08
Forfeited and expired	(54,083)	$7.31
Outstanding and expected to vest — October 31, 2020	3,852,162	$4.46	6.03	$125,217
Exercisable — October 31, 2020	2,625,365	$3.12	5.09	$88,856
Amount vested in nine months ended October 31, 2020	476,680	$5.52

As of October 31, 2020, there are 4,181,522 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase from February 1, 2020, as well as an additional 855,873 shares available for future grant pursuant to the ESPP.
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended October 31, 2020 and 2019 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $52,537 and $1,728, respectively.
For the three months ended October 31, 2020 and 2019, the Company recorded stock-based compensation expense for stock options of $632 and $809, respectively. For the nine months ended October 31, 2020 and 2019, the Company recorded stock-based compensation expense for stock options of $2,111 and $2,051, respectively. As of October 31, 2020, there is $4,078 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 2.06 years.
For the three and nine months ended October 31, 2020, stock-based compensation expense for stock options includes $88 and $312, respectively, related to the modification of stock options.
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
The Company issued 126,198 time-based restricted stock units during the three months ended October 31, 2020. The Company issued 701,392 time-based restricted stock units during the nine months ended October 31, 2020. These time-based restricted stock units are subject to the same four-year vesting period as the previously granted units.
Restricted stock unit activity for the nine months ended October 31, 2020 are as follows:

Restricted stock units
Outstanding, February 1, 2020	1,447,418
Granted in nine months ended October 31, 2020	701,392
Vested	(76,915)
Forfeited and expired	(93,915)
Outstanding, October 31, 2020	1,977,980

For the three months ended October 31, 2020 and 2019, the Company recognized $2,684 and $957 in restricted stock unit compensation expense, respectively. For the nine months ended October 31, 2020 and 2019, the Company recognized $7,505 and $1,781 in restricted stock unit compensation expense, respectively, with $33,424 remaining of total unrecognized compensation costs related to these awards as of October 31, 2020. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.2 years.
For the three and nine months ended October 31, 2020, stock-based compensation expense for restricted stock units includes $8 and $25 related to restricted stock units issued in connection with the Vital Score acquisition in December 2018. For the three and nine months ended October 31, 2019, stock-based compensation expense includes $10 and $30 related to restricted stock units issued in connection with the Vital Score acquisition. As of October 31, 2020, there is $66 of total unrecognized compensation cost related to these awards.

9. Stock warrants
As of October 31, 2020 and January 31, 2020, there were 75,137 common stock warrants outstanding. These remaining common stock warrants were issued with an exercise price of $8.02 per share. If unexercised, each of these warrants will expire on February 28, 2029.

On November 6, 2020, the remaining 75,137 common stock warrants were exercised through a net share settlement. The Company issued 60,388 shares in the net share exercise transaction.

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

The following table presents information about the Company's assets and liabilities that are measured at fair value as of October 31, 2020 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2020

Money market mutual funds	$237,499	$—	$—	$237,499
Foreign currency derivative contracts	$—	$34	$—	$34
Total assets	$237,499	$34	$—	$237,533

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

The Company uses certain derivative financial instruments as part of its risk management strategy to reduce its foreign currency risk. The Company does not designate any derivatives as hedges in accordance with ASC 815 Derivatives and Hedging. The Company recognizes all derivatives on the balance sheet at fair value based on quotes obtained from financial institutions. The fair value of its foreign currency contracts as of October 31, 2020 was an asset of $34, which is included in prepaid expenses and other current assets on the accompanying balance sheet. The fair value of its foreign currency contracts as of January 31, 2020 was an asset of $58, which is included in prepaid and other current assets on the accompanying balance sheet. The fair value of the foreign currency contracts are considered Level 2 in the fair value hierarchy as of October 31, 2020 and January 31, 2020, respectively. The Company includes gains and losses on its foreign currency forward contracts within other income (expense). During the three and nine months ended October 31, 2020, the Company recognized a gain of $59 and a loss of $250, respectively. During the three and nine months ended October 31, 2019, the Company recognized gains of $327 and $256, respectively.
As the Company refinanced all of its debt on February 28, 2019 and again on May 5, 2020 (See Note 6), the Company's debt bears interest at floating rates, and there have been no significant changes in the Company's credit risk since the issuance of the debt, the Company believes that the face value of its outstanding debt at October 31, 2020 and January 31, 2020 approximates fair value.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the three and nine months ended October 31, 2020 and 2019.

11. Leases
(a) Phreesia as Lessee
The Company leases office premises in New York, North Carolina, and Ottawa, and data center space in Virginia under operating leases which expire on various dates through March 2024. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The table below only considers lease obligations through the renewal date as the Company is not reasonably certain to elect the option to extend its leases beyond the option date. No arrangements contain residual value guarantees or restrictions imposed on the leases. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.
The operating right-of-use assets were calculated as the present value of operating lease liabilities, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable.
The Company also entered into various finance lease arrangements of computer equipment. These agreements are typically for two to three years and are secured by the underlying equipment.

Supplemental balance sheet information related to operating and finance leases as of October 31, 2020 was as follows:

October 31, 2020
Operating leases:
Lease right-of-use assets	$3,192
Lease liabilities, current	$1,288
Lease liabilities, noncurrent	2,158
Total operating lease liabilities	$3,446

Finance leases:
Property and equipment, at cost	$17,078
Accumulated depreciation	(9,555)
Property and equipment, net	$7,523
Lease liabilities (included in Current portion of debt and finance leases)	$3,018
Lease liabilities, noncurrent (included in Long-term debt and finance leases)	4,589
Total finance lease liabilities	$7,607

For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of October 31, 2020, for operating leases, the weighted-average remaining lease term is 2.7 years and the weighted-average discount rate is 3.5%. As of October 31, 2020, for finance leases, the weighted-average remaining lease term is 2.8 years, and the weighted-average discount rate is 4.9%.

The components of lease expense for the nine months ended October 31, 2020 were as follows:

October 31, 2020
Operating leases:
Operating lease cost	$1,300
Variable lease cost	191
Total operating lease cost	$1,491
Finance leases:
Amortization of right-of-use assets	$2,278
Interest on lease liabilities	236
Total finance lease cost	$2,514

The following represents a schedule of maturing lease commitments for operating and finance leases as of October 31, 2020:

	October 31, 2020
	Operating	Finance
Maturity of lease liabilities
Fiscal 2021 (remaining three months)	$434	$850
Fiscal year ending January 31,
2022	1,228	3,139
2023	1,142	2,352
2024	758	1,290
2025	$52	$472
Total future minimum lease payments	$3,614	$8,103
Less: interest	(168)	(496)
Present value of lease liabilities	$3,446	$7,607

Future minimum lease payments under non-cancelable operating leases as of January 31, 2020 under ASC 840 were as follows:

January 31, 2020
Operating
Fiscal year ending January 31,
2021	$1,824
2022	819
2023	464
2024	277
$3,384

Other supplemental cash flow information for the nine months ended October 31, 2020 was as follows:

October 31, 2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,234
Operating cash used for finance leases	236
Financing cash used for finance leases	1,797
Total	$3,267

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$4,420
Finance	6,050
Total	$10,470
An initial right-of-use asset of $2,741 for operating leases was recognized as a non-cash asset addition in connection with the adoption of ASC 842. Cash paid for amounts included in the present value of operating lease liabilities was $1,234 during the nine months ended October 31, 2020 and is included in cash (used in) provided by operating activities.
(b) Phreesia as Lessor
In connection with the patient intake and registration process, Phreesia offers its customers the ability to lease PhreesiaPads and Arrival Stations along with their monthly subscription. These rentals fall under the guidance of ASC 842. The Company elected the practical expedient to not separate lease and non-lease components. More specifically, all contractual hardware maintenance is included with the hardware lease components. The leases contain no variable lease payments, no options to extend the lease that are reasonably certain to be exercised, and do not give the lessee an option to purchase the hardware at the end of the lease term. Additionally, the lease term does not represent a major part of the remaining economic life of the assets, and the present value of the lease payments does not equal or exceed substantially all of the fair value of the assets. As a result, all leased hardware in the SaaS arrangements are classified as operating leases.
During the three and nine months ended October 31, 2020, the Company recognized $1,593 and $4,732, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrival Stations.
Future lease payments receivable under operating leases were immaterial as of October 31, 2020, except for those with terms less than one year.

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

13. Income taxes
For the three and nine months ended October 31, 2020, the Company recorded a tax provision of $194 and $371, respectively, compared to a tax provision of $64 and $183, respectively, for the corresponding three and nine month periods in the prior year. Our provision for income taxes was 2.0% and 1.1% of loss before income taxes for the nine months ended October 31, 2020 and 2019, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against the majority of its deferred tax assets, and due to foreign income tax expense recorded for the Company's Canada branch.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at October 31, 2020 and January 31, 2020.

14. Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(6,713)	$(2,437)	$(19,196)	$(16,625)
Preferred stock dividend paid	—	—	—	(14,955)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(56,175)
Net loss attributable to common stockholders	$(6,713)	$(2,437)	$(19,196)	$(87,755)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	38,511,370	35,790,951	37,855,503	15,007,247
Net loss per share attributable to common stockholders	$(0.17)	$(0.07)	$(0.51)	$(5.85)

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

	As of October 31,
	2020	2019
Stock options to purchase common stock and restricted stock units	5,830,142	6,645,106
Warrants to purchase common stock	75,137	228,178
	5,905,279	6,873,284

15. Related party transactions
The Company recognized revenue totaling approximately $1,223 from an affiliate of a stockholder of the Company for the three months ended October 31, 2019. The Company recognized revenue totaling approximately $2,425 and $4,098 from an affiliate of a stockholder of the Company for the nine months ended October 31, 2020 and 2019, respectively. Accounts receivable from the affiliate totaled approximately $2,072 as of January 31, 2020, The entity was no longer a related party as of October 31, 2020.

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
Financial highlights
•Total revenue increased 17% to $38.5 million in the three months ended October 31, 2020, compared with $32.8 million in the three months ended October 31, 2019.
•Total revenue increased 16% to $106.9 million in the nine months ended October 31, 2020 compared with $92.0 million in the nine months ended October 31, 2019.
•Net loss was $6.7 million in the three months ended October 31, 2020, compared to $2.4 million in the three months ended October 31, 2019.
•Net loss was $19.2 million in the nine months October 31, 2020, compared to $16.6 million in the nine months ended October 31, 2019.
•Adjusted EBITDA was positive $1.2 million in the three months ended October 31, 2020, compared to positive $3.0 million in the three months ended October 31, 2019.
•Adjusted EBITDA was positive $3.9 million in the nine months ended October 31, 2020, compared to positive $3.5 million in the nine months ended October 31, 2019.
•Cash used in operating activities was $0.7 million and $1.2 million for the three and nine months ended October 31, 2020, respectively. Free cash flow was negative $4.4 million and negative $12.3 million for the three and nine months ended October 31, 2020, respectively.
•Cash used in operating activities was $3.0 million and $0.4 million for the three and nine months ended October 31, 2019, respectively. Free cash flow was negative $6.6 million and negative $9.6 million for the three and nine months ended October 31, 2019, respectively.
For a reconciliation of Adjusted EBITDA to net loss and a reconciliation of free cash flow to cash used in operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”
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
We derive revenue from (i) subscription fees from healthcare provider organizations for access to the Phreesia Platform and related services fees, (ii) payment processing fees based on levels of patient payment volume processed through the Phreesia Platform, and (iii) fees from life science companies to deliver digital marketing content to patients using the Phreesia Platform. We have strong visibility into our business as the majority of our revenue is derived from recurring subscription fees and re-occurring payment processing fees.
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
Recent developments
COVID-19
In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and spread to a number of other countries, including the United States and Canada. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the United States declared a national emergency with respect to COVID-19. The impact of the outbreak has been rapidly evolving and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, business and school closures and other public health safety measures. It has also disrupted the normal operations of many businesses, including ours. COVID-19 has also disrupted, and we believe will continue to disrupt, the normal operations of our clients, which are primarily healthcare providers. Because our business relies, in part, on the growth and success of our clients, any disruption to our clients' operations will impact our revenue as follows:
•Subscription and related services: Disruptions to provider operations, including travel restrictions and provider office closures, impact our subscription and related services revenue because of disruptions to sales processes and client implementations.
•Payment processing: The decline in non-essential and elective patient visits directly impacts the revenue we receive from payment processing tools.
•Life sciences: Because our life sciences revenue is driven by the number of patients receiving targeted messages, a decline in patient visits may impact our revenue earned through patient engagement.

Beginning in early September 2020, we saw patient visits return to pre-pandemic levels as some of the restrictions and other safety measures have been lifted. We have seen positive trends as a result of our ability to use our Platform and solutions to assist our healthcare provider clients as they implement new safety protocols in order to continue to see patients, including minimizing contact during intake of patients, mobile check-in, transitioning patients to telehealth visits and enabling providers to screen patients for COVID-19 risk factors. Our COVID-19 module was used in over 30 million patient screenings between February 10, 2020 and November 30, 2020.

Given the unknown timeline and the near-term uncertainty of COVID-19 on our business, there continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time. Further, due to recent surges of COVID-19 cases in many states, or a second wave, we may see quarantines and additional restrictions being put in place again, which could impact patient visits across our provider clients similar to the trends during the earlier periods of the pandemic.

On December 9, 2020, the Company changed its headquarters from New York, NY to its Raleigh, North Carolina location.

Key metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three months ended October 31,		Nine months ended October 31,
	2020	2019	2020	2019
Key Metrics:
Provider clients (average over period)	1,737	1,573	1,679	1,560
Average revenue per provider client	$17,490	$16,637	$51,604	$48,768
Patient payment volume (in millions)	$524	$463	$1,445	$1,388

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

In addition, we receive certain fees from provider clients for professional services associated with our implementation services as well as travel and expense reimbursements, shipping and handling fees, sales of hardware (PhreesiaPads and Arrivals Stations), and on-site support and training.
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed on credit and debit cards on the Phreesia Platform through our payment facilitator model. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 80% and 82% of our patient payment volume in the three months ended October 31, 2020 and 2019, respectively. Credit and debit patient payment volume processed through our payment facilitator model represented 82% and 83% of our patient payment volume in the nine months ended October 31, 2020 and 2019, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions.
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
•Interest expense. Interest expense consists primarily of the interest incurred on debt and our financing obligations as well as amortization of discounts and deferred financing costs.
Provision for income taxes
Based upon our historical operating losses and the available evidence, we have determined that it is more likely than not that the deferred tax assets as of October 31, 2020 will not be realized in the near term. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at October 31, 2020 and January 31, 2020. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Comparison of results of operations for the three and nine months ended October 31, 2020 and 2019

Revenue

	Three months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Subscription and related services	$17,468	$14,606	$2,862	20%
Payment processing fees	12,917	11,559	1,358	12%
Life sciences	8,079	6,678	1,401	21%
Total revenue	$38,464	$32,843	$5,621	17%
•Subscription and related services. Our subscription and related services revenue from healthcare provider organizations increased $2.9 million to $17.5 million in the three months ended October 31, 2020, as compared to $14.6 million in the three months ended October 31, 2019, primarily due to new provider clients added during the quarter, expansion of and cross-selling to existing provider clients, and higher related services revenues.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $1.3 million to $12.9 million in the three months ended October 31, 2020, as compared to $11.6 million in the three months ended October 31, 2019. The increase was due to a mix of transactions priced with higher per transaction revenue, as well as higher volume of debit and credit payments processed through the Phreesia Platform driven by an increase in patient visits during the quarter.
•Life sciences. Our revenue from life science clients for digital marketing increased $1.4 million to $8.1 million in the three months ended October 31, 2020, as compared to $6.7 million in the three months ended October 31, 2019 due to an increase in new digital marketing solutions programs and an increase in scale among the existing programs.

	Nine months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Subscription and related services	$50,196	$41,292	$8,904	22%
Payment processing fees	36,452	34,781	1,671	5%
Life sciences	20,221	15,895	4,326	27%
Total revenue	$106,869	$91,968	$14,901	16%

•Subscription and related services. Our subscription and related services revenue from healthcare provider organizations increased $8.9 million to $50.2 million in the nine months ended October 31, 2020, as compared to $41.3 million in the nine months ended October 31, 2019, primarily due to new provider clients added in the current year-to-date period as well as expansion of and cross-selling to existing provider clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $1.7 million to $36.5 million in the nine months ended October 31, 2020, as compared to $34.8 million in the nine months ended October 31, 2019. The increase was due to a mix of transactions priced with higher per transaction revenue as well as a higher volume of debit and credit patient payments processed through the Phreesia Platform driven by an increase in patient visits during the current fiscal year-to-date period.
•Life sciences. Our revenue from life science clients for digital marketing increased $4.3 million to $20.2 million in the nine months ended October 31, 2020, as compared to $15.9 million in the nine months ended October 31, 2019 due to an increase in new digital marketing solutions programs and an increase in scale among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$6,472	$4,388	$2,084	47%
Cost of revenue (excluding depreciation and amortization) increased $2.1 million to $6.5 million in the three months ended October 31, 2020, as compared to $4.4 million in the three months ended October 31, 2019. The increase resulted primarily from higher headcount and associated compensation cost driven by growth in revenues, as well as higher payments to third-party partners.
Stock compensation expense included in cost of revenue was $0.2 million and $0.1 million for the three months ended October 31, 2020 and 2019, respectively.

	Nine months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$16,477	$12,594	$3,883	31%
Cost of revenue (excluding depreciation and amortization) increased $3.9 million to $16.5 million in the nine months ended October 31, 2020, as compared to $12.6 million in the nine months ended October 31, 2019. The increase resulted primarily from higher headcount and associated compensation cost driven by growth in revenues, as well as higher payments to third-party partners.
Stock compensation expense included in cost of revenue was $0.4 million and $0.1 million for the nine months ended October 31, 2020 and 2019, respectively.

Payment processing expense

	Three months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Payment processing expense	$7,530	$6,902	$628	9%
Payment processing expense increased $0.6 million to $7.5 million in the three months ended October 31, 2020, as compared to $6.9 million in the three months ended October 31, 2019. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits in the current quarter, partially offset by certain lower cost payment routing.

	Nine months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Payment processing expense	$21,125	$20,952	$173	1%
Payments processing expense increased $0.2 million to $21.1 million in the nine months ended October 31, 2020, as compared to $21.0 million in the nine months ended October 31, 2019. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year period, partially offset by certain lower cost payment routing.

Sales and marketing

	Three months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Sales and marketing	$10,481	$8,348	$2,133	26%
Sales and marketing expense increased $2.1 million to $10.5 million in the three months ended October 31, 2020, as compared to $8.3 million in the three months ended October 31, 2019. The increase was primarily attributable to headcount and total compensation increases of $1.9 million.
Stock compensation expense included in sales and marketing expense was $1.0 million and $0.4 million for the three months ended October 31, 2020 and 2019, respectively.

	Nine months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Sales and marketing	$30,013	$24,170	$5,843	24%
Sales and marketing expense increased $5.8 million to $30.0 million in the nine months ended October 31, 2020, as compared to $24.2 million in the nine months ended October 31, 2019. The increase was primarily attributable to headcount and total compensation increases of $5.7 million as well as a $1.0 million increase in partner payments, partially offset by a $0.9 million decrease in travel and entertainment costs.
Stock compensation expense included in sales and marketing expense was $2.5 million and $0.9 million for the nine months ended October 31, 2020 and 2019, respectively.

Research and development

	Three months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Research and development	$5,732	$4,774	$958	20%
Research and development expense increased $1.0 million to $5.7 million in the three months ended October 31, 2020, as compared to $4.8 million in the three months ended October 31, 2019. The increase resulted primarily from a $1.0 million increase in total compensation costs driven by an increase in headcount to support our product development efforts.
Stock compensation expense included in research and development expense was $0.5 million and $0.2 million for the three months ended October 31, 2020 and 2019, respectively.

	Nine months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Research and development	$16,267	$13,762	$2,505	18%
Research and development expense increased $2.5 million to $16.3 million in the nine months ended October 31, 2020, as compared to $13.8 million in the nine months ended October 31, 2019. The increase resulted primarily from a $2.5 million increase in total compensation costs driven by an increase in headcount to support our product development efforts.
Stock compensation expense included in research and development expense was $1.5 million and $0.5 million for the nine months ended October 31, 2020 and 2019, respectively.

General and administrative

	Three months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
General and administrative	$10,370	$7,184	$3,186	44%
General and administrative expense increased $3.2 million to $10.4 million in the three months ended October 31, 2020, as compared to $7.2 million in the three months ended October 31, 2019. The increase resulted primarily from a $2.5 million increase in total compensation costs due to higher headcount and a $0.8 million increase in software fees to improve our information systems, partially offset by lower travel and entertainment costs.
Stock compensation expense included in general and administrative expense was $1.6 million and $1.0 million for the three months ended October 31, 2020 and 2019, respectively.

	Nine months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
General and administrative	$28,721	$20,849	$7,872	38%
General and administrative expense increased $7.9 million to $28.7 million in the nine months ended October 31, 2020, as compared to $20.8 million in the nine months ended October 31, 2019. The increase resulted primarily from our efforts to build our internal control structure, including a $6.7 million increase in total compensation costs due to higher headcount and a $1.8 million increase in software fees to improve our information systems, partially offset by lower travel and entertainment costs.
Stock compensation expense included in general and administrative expense was $5.2 million and $2.4 million for the nine months ended October 31, 2020 and 2019, respectively.

Depreciation

	Three months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Depreciation	$2,447	$2,153	$294	14%
Depreciation expense increased $0.3 million to $2.4 million in the three months ended October 31, 2020 as compared to $2.2 million in the three months ended October 31, 2019. The increase was attributable to higher data center depreciation driven by continued investment in our Platform.

	Nine months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Depreciation	$7,125	$6,444	$681	11%
Depreciation expense increased $0.7 million to $7.1 million in the nine months ended October 31, 2020 as compared to $6.4 million in the nine months ended October 31, 2019. The increase was attributable to higher data center depreciation driven by continued investment in our Platform.

Amortization

	Three months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Amortization	$1,546	$1,325	$221	17%
Amortization expense increased $0.2 million to $1.5 million in the three months ended October 31, 2020, as compared to $1.3 million in the three months ended October 31, 2019. The increase was due to higher amortization of internal-use software development costs as we continue to improve and add new functionality to the Phreesia Platform.

	Nine months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Amortization	$4,531	$3,823	$708	19%
Amortization expense increased $0.7 million to $4.5 million in the nine months ended October 31, 2020, as compared to $3.8 million in the nine months ended October 31, 2019. The increase was due to higher amortization of internal-use software development costs as we continue to improve and add new functionality to the Phreesia Platform.

Other income (expense)

	Three months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Other income	$62	$77	$(15)	(19)%
Other income remained essentially unchanged at $0.1 million in the three months ended October 31, 2020 as compared to $0.1 million for the three months ended October 31, 2020.

	Nine months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Other expense	$(229)	$(740)	$511	(69)%
Other expense decreased by $0.5 million to $0.2 million in the nine months ended October 31, 2020 as compared to $0.7 million as there was no related loss on extinguishment of debt in the nine months ended October 31, 2020. This was offset by an increase in foreign currency-related losses for the nine months ended October 31, 2020.

Change in fair value of warrant liability

	Nine months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Change in fair value of warrant liability	$—	$(3,307)	$3,307	(100)%
The change in fair value of warrant liability decreased $3.3 million to $0 in the nine months ended October 31, 2020 as compared to an expense of $3.3 million in the nine months ended October 31, 2019. The decrease resulted from the conversion of warrants to equity classified warrants in connection with the IPO in our fiscal quarter ended July 31, 2019. The Company did not record a change in the fair value of warrants liability during the three months ended October 31, 2020 or the three months ended October 31, 2019, because the Company's warrants had been converted to equity classified warrants prior to the beginning of these periods.

Interest income (expense)

	Three months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Interest income (expense)	$(467)	$(219)	$(248)	113%
Interest expense increased $0.2 million to $0.5 million in the three months ended October 31, 2020, as compared to $0.2 million in the three months ended October 31, 2019. Interest expense increased compared to prior year due to lower interest income in the current year as a result of higher average cash balances in the prior year in connection with the IPO, partially offset by a lower interest rate on the Company's debt.

	Nine months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Interest income (expense)	$(1,206)	$(1,769)	$563	(32)%
Interest expense decreased $0.6 million to $1.2 million in the nine months ended October 31, 2020, as compared to $1.8 million in the nine months ended October 31, 2019. Interest expense decreased compared to prior year because the Company utilized a portion of the proceeds of the IPO to pay off debt, and due to higher interest income in the current year due to higher average cash balances as a result of our equity financings.

Provision for income taxes

	Three months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Provision for income taxes	$(194)	$(64)	$(130)	203%
Provision for income taxes increased in the three months ended October 31, 2020 as compared to the three months ended October 31, 2019 primarily due to the accrual for certain state income taxes and the utilization of deferred tax assets to offset taxable income in Canada.

	Nine months ended October 31,
(in thousands)	2020	2019	$ Change	% Change
Provision for income taxes	$(371)	$(183)	$(188)	103%
Provision for income taxes increased in the nine months ended October 31, 2020 as compared to the nine months ended October 31, 2019 primarily due to the accrual for certain state income taxes and the utilization of deferred tax assets to offset taxable income in Canada.

Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss, before net interest (income) expense, provision for income taxes, depreciation and amortization, and before stock-based compensation expense, non-cash change in fair value of warrant liability and other income (income) expense.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, unaudited)	2020	2019	2020	2019
Net loss	$(6,713)	$(2,437)	$(19,196)	$(16,625)
Interest (income) expense	467	219	1,206	1,769
Depreciation and amortization	3,993	3,478	11,656	10,267
Stock-based compensation expense	3,316	1,766	9,616	3,832
Change in fair value warrant liability	—	—	—	3,307
Provision for income taxes	194	64	371	183
Other (income) expense	(62)	(77)	229	740
Adjusted EBITDA	$1,195	$3,013	$3,882	$3,473

We calculate free cash flow as net cash used in operating activities less purchases of property and equipment and capitalized internal-use software development costs.
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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2020	2019	2020	2019
Net cash used in operating activities	$(667)	$(3,032)	$(1,187)	$(448)
Less:
Capitalized internal-use software	(1,926)	(1,451)	(4,663)	(4,329)
Purchases of property and equipment	(1,781)	(2,072)	(6,440)	(4,826)
Free cash flow	$(4,374)	$(6,555)	$(12,290)	$(9,603)
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

Liquidity and capital resources
Since our inception in 2005 and until the completion of our IPO, we financed our operations primarily through the private sale of preferred stock and from various debt arrangements. In July 2019, we completed our IPO in which we and certain of our selling stockholders sold 10,681,423 shares of common stock at a public offering price of $18.00 per share, resulting in aggregate proceeds to us of approximately $130.8 million, net of underwriters’ discounts and commissions, and before deducting offering costs of approximately $6.4 million. On October 23, 2020, the Company closed an additional public offering in which the Company issued and sold 5,750,000 shares of its common stock at a public offering price of $32.00 per share, resulting in net proceeds of $174.5 million after deducting underwriting discounts and offering expenses. As of October 31, 2020, we had cash and cash equivalents of $254.1 million. Cash and cash equivalents consist of cash on deposit and held in money market accounts.
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
Borrowings under the revolving credit facility are payable on May 5, 2025 (the "Maturity Date"). Borrowings under the revolving credit facility bear interest, which is payable monthly, at a floating rate equal to the greater of the bank's prime rate or 4.5%. The interest rate will be reduced if the Company reaches certain defined SVB Facility Adjusted EBITDA levels. As of October 31, 2020 the interest rate on the revolving credit facility was 4.5%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of $0.1 million per year. The first facility fee payment of $0.1 million was paid during the three months ended July 31, 2020. The Company has $29.3 million of availability as of October 31, 2020.
In the event that the Company terminates the Second SVB Facility prior to the Maturity Date, the Company will be required to pay a termination fee equal to (i) $0.2 million plus a percent of total borrowing capacity, both of which are reduced based on the amount of time elapsed before the termination.
The Company’s obligations under the Second SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Second SVB Facility includes a financial covenant that requires the Company to achieve specified levels of Covenant Adjusted EBITDA, as defined in the Second SVB Facility. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. The Company was in compliance with all covenants related to the Second SVB Facility as of October 31, 2020.

Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended October 31, 2020 and 2019:

	Nine months ended October 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(1,187)	$(448)
Net cash used in investing activities	(11,103)	(9,155)
Net cash provided by financing activities	176,093	99,449
Net increase in cash and cash equivalents	$163,803	$89,846
Operating activities
The primary source of cash from operating activities is cash received from our customers. The primary uses of cash for operating activities are for payments to suppliers and employees, payments for operating leases, as well as cash paid for interest on our borrowings and finance leases and cash paid for various payroll, sales, property and income taxes.
During the nine months ended October 31, 2020 cash used in operating activities was $1.2 million, principally resulting from our net loss of $19.2 million as well as $8.0 million of cash used for changes in working capital, partially offset by $26.0 million of cash provided by adjustments to reconcile net loss. The primary drivers attributable to the cash used for changes in working capital included cash used for changes in accounts receivable, accounts payable, prepaid expenses and other assets, deferred contract acquisition costs and lease liability of $5.6 million, $2.3 million, $1.9 million, and $1.9 million and $1.4 million, respectively, partially offset by cash provided by changes in accrued expenses and other liabilities of $4.0 million and changes in deferred revenue of $1.2 million. Adjustments to reconcile net loss were primarily driven by depreciation and amortization of $11.7 million and stock compensation of $9.6 million.
During the nine months ended October 31, 2019, cash used in operating activities was $0.4 million, principally resulting from our net loss of $16.6 million, adjustments to reconcile net loss of $20.9 million and changes to working capital of $4.7 million.
Investing activities
The primary uses of cash for investing activities are for capital expenditures for property and equipment and capitalized software, as well as cash used for acquisitions of businesses.
During the nine months ended October 31, 2020, cash used in investing activities was $11.1 million, principally resulting from capital expenditures, principally hardware used by clients and purchase of data center equipment of $6.4 million and capitalized internal-use software costs of $4.7 million.
During the nine months ended October 31, 2019, cash used in investing activities was $9.2 million, principally resulting from capital expenditures for purchases of property and equipment of $4.8 million and capitalized internal-use software of $4.3 million.
Financing activities
The primary sources of cash from financing activities are cash received from debt and equity financings as well as cash received from employees for the exercise of stock options. The primary uses of cash for financing activities are for payments of financing fees for debt and equity financings, principal payments on our borrowings, principal payments on finance leases, and payments to purchase treasury stock to satisfy tax withholding payments upon vesting of restricted stock units.
During the nine months ended October 31, 2020 net cash provided by financing activities was $176.1 million consisting of $174.8 million in proceeds from the October 2020 offering of our common stock, net of underwriters' discounts and commissions, $3.4 million in proceeds from the issuance of common stock upon the exercise of stock options as well as $2.0 million in proceeds from an insurance financing arrangement, partially offset by $2.0 million used for finance lease and loan facility payments, $0.9 million used to purchase treasury stock, $0.3 million used for payments of net offering costs related to our offering of common stock and $0.1 million used for third-party debt issuance costs. The First SVB Facility was settled through a cashless transfer of existing balances to the Second SVB Facility. Additionally, the lender fees incurred in connection with the Second SVB Facility were transferred into the principal balance of the Second SVB Facility. We have included these transactions within the supplemental non-

cash investing and financing information on our unaudited statements of cash flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the nine months ended October 31, 2019, net cash provided by financing activities was $99.4 million, consisting of $130.8 million proceeds from our IPO (net of underwriters’ discounts and commissions), $20.0 million of proceeds from Term Loan borrowings under the First Amended and Restated Loan Agreement, and $9.9 million of borrowings on our line of credit. partially offset by $21.0 million of cash used to pay down term loan borrowings, $17.7 million of payments on our revolving line of credit, and $15.0 million used for payment of dividends to the holders of Senior Convertible preferred stock, $5.9 million used for payments for offering costs, $1.6 million used for the principal portion of payments on finance leases and $0.4 million used for payments of debt issuance and extinguishment costs.
Contractual obligations and commitments
Our principal commitments consist of debt obligations, interest on debt, and finance lease, operating lease, and purchase obligations. During the nine months ended October 31, 2020, our debt obligations increased by $2.9 million, driven by a $2.0 million insurance financing agreement, a $0.7 million increase in connection with the Second SVB Facility, as well as a $1.0 million increase due to software financing arrangements, partially offset by $0.9 million of principal payments. During the nine months ended October 31, 2020, our finance lease obligations increased by $3.7 million, driven by $6.0 million of new finance leases, partially offset by payments on finance leases. During the nine months ended October 31, 2020, our operating lease obligations increased by $0.2 million, driven by new operating leases signed during fiscal 2021 as well as accrued interest, partially offset by payments.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$22,874	$845	$1,261	$20,768	$—
Interest on long-term debt	4,583	947	1,869	1,767	—
Finance lease obligations	8,103	850	5,491	1,762	—
Operating lease obligations	3,614	434	2,370	810	—
Purchase obligations	1,174	1,174	—	—	—
Total	$40,348	$4,250	$10,991	$25,107	$—

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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2020 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.
Recent accounting pronouncements
See Note 3 to our unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Off-balance sheet arrangements
As of October 31, 2020 and January 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest Rate Risk
Our cash and cash equivalents consist of cash on deposit and money market funds. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Our debt accrues interest at the greater of the Wall Street Journal Prime Rate or 4.5%. As of October 31, 2020, the Wall Street Journal Prime Rate was 3.25%. As a result, we do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives, and we will continue to monitor our indebtedness and contractual obligations for interest.
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
Management’s Plan to Remediate the Material Weakness
With the oversight of senior management and our audit committee, we have hired and will continue hiring additional accounting personnel with technical accounting and financial reporting experience and implement improved process level and management review controls. During the current fiscal year, we have added several key positions at the director and manager level, and we have made a number of improvements to our information systems. While we are implementing a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. These improvements to our internal control infrastructure are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weakness in internal control over financial reporting as discussed above. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.
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

Broad-based business or economic disruptions could adversely affect our business. For example, in December 2019 an outbreak of a novel strain of coronavirus, or COVID-19 originated in Wuhan, China, and it has spread to a number of other countries, including the United States and more specifically, New York, New York where our primary office is located. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The global impact of the outbreak has been rapidly evolving in many countries, including the United States, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, business and school closures and other public health safety measures. COVID-19 has and may continue to materially and adversely impact our business and results of operations due to, among other factors:

•a general decline in business activity including the impact of our clients’ office closures;
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
We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.
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
We have incurred significant operating losses since our inception. For the three and nine months ended October 31, 2020 and the years ended January 31, 2020 and January 31, 2019, we had net losses of $6.7 million, $19.2 million, $20.3 million, and $15.1 million, respectively, and losses from operations of $6.1 million, $17.4 million, $15.3 million, and $9.5 million, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the SaaS-

based Phreesia Platform, which we refer to as the Phreesia Platform or our Platform, develop new solutions and comply with being a public company. We expect to incur significant additional expenses as a public company. These efforts may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We typically incur significant upfront costs in our client relationships, and if we are unable to develop or grow these relationships over time, we are unlikely to recover these costs and our operating results may suffer.
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our sales cycle for our services can be variable, typically ranging from two to eight months from initial contact to contract execution. However, there is potential for our sales cycle to extend beyond two to eight months as a result of COVID-19. During the period of our sales cycle, our efforts involve educating our clients and patients about the use, technical capabilities and benefits of our products and services. We do not charge fees during this initial sales period. For clients that decide to enter into a contract with us, some of these contracts may provide for a preliminary trial period where a subset of providers from the client is granted access to our Platform. Following any such trial period, we aim to increase the number of providers within the client that utilize the Platform. Accordingly, our operating results depend in substantial part on our ability to deliver a successful client and patient experience and persuade our clients and patients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.

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

We historically derive a significant portion of our revenues from our largest clients.
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
We also generate revenue through fees charged to our life sciences clients by delivering targeted messages to patients who opt-in to such communications. These messages enable life sciences companies to engage with patients and deliver relevant, targeted messages at the point when such patients are actively seeking care. The growth of our life sciences revenue stream is driven, in part, by our ability to maintain high patient opt-in rates, the number of newly approved drugs and the success of newly launched drugs, each of which is impacted by factors outside of our control. If there is a reduction in newly approved drugs, or newly launched drugs are not successful, this could negatively affect the ability of our life science clients to deliver relevant, targeted messages to patients who would have otherwise been candidates to receive such drugs, and accordingly may reduce patient opt-in rates. A reduction in patient opt-in rates could lead to a decrease in our life sciences revenues, which could harm our business, financial condition and results of operations.

We may potentially compete with our partners, which may adversely affect our business.
Our partners, including our integration partners for EHR and PM solutions, could become our competitors by offering similar services. Some of our partners offer, or may begin to offer, services, including patient intake and engagement services, payment processing tools and targeted patient communication services, in the same or similar manner as we do. Although there are many potential opportunities for, and applications of, these services, our partners may seek opportunities or target new clients in areas that may overlap with those that we have chosen to pursue. In such cases we may potentially compete against our partners. Competition from our partners may adversely affect our business and results from operations.
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
The principal assumptions relating to our market opportunity include the number of healthcare providers currently taking appointments, the amount of annual out of pocket consumer spend for healthcare-related services, and the amount of annual spend by life sciences companies on digital patient engagement at the point of care. Our market opportunity is also based on the assumption that the strategic approach that our solution enables for our potential clients will be more attractive to our clients than competing solutions.
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

Risks relating to our payments business

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

Risk related to our data and intellectual property
Privacy concerns or security breaches relating to our Platform could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
We collect, process and store significant amounts of data concerning our clients, including data pertaining to personally identifiable information, such as protected health information, of patients received in connection with the utilization of our Platform by patients of our healthcare provider and life sciences clients. While we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems.
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
Like all internet services, our service is vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks or similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry. Functions that facilitate interactivity with other internet platforms could increase the scope of access of hackers to user accounts. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products, or failure to prevent software bugs, to the satisfaction of our clients or the health and safety of their patients, such events may harm our reputation and our ability to retain existing clients, and negatively affect our clients and their patients. In 2013, we experienced a security breach when one of our employees had a laptop containing Protected Health Information (as defined under HIPAA) stolen. This breach did not result in any claims against us, and since this incident, we have implemented policies that prohibit the download and storage of Protected Health Information and adopted a policy of encryption for all company laptops. Although we have in place systems and processes that are designed to protect our data, prevent data loss, disable undesirable accounts and activities on our Platform and prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. If an actual or perceived breach of security occurs to our systems or a third party’s systems, we also could be required to expend significant resources to mitigate the breach of security and to address matters related to any such breach, including notifying users or regulators. Although we maintain insurance for our business, the coverage under our policies may not be adequate to compensate us for all losses that may occur.

We are subject to data privacy and security laws and regulations governing our collection, use, disclosure, or storage of personally identifiable information, including protected health information and payment card data, which may impose restrictions on us and our operations and subject us to penalties if we are unable to fully comply with such laws.
As described below, we are required to comply with numerous federal and state laws and regulations governing the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information, that we may obtain or have access to in connection with the provision of our services. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business.
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
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, including the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. A series of legislative amendments to the CCPA were enacted on October 11, 2019, and the California State Attorney General submitted final regulations for review on June 2, 2020, which were finalized and are now effective. The California State Attorney General has commenced enforcement actions against violators as of July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA, or other such future laws, regulations and standards may have on our business. Future laws, regulations, standards and obligations, and changes in the interpretation of existing laws, regulations, standards and obligations could impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our Platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards and contractual obligations could impair our or our customers’ ability to collect, use or disclose information relating to patients or consumers, which could decrease demand for our Platform offerings, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. In view of new or modified federal or state laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.
In addition to government regulation and the securities laws, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards, or PCI-DSS, and Security Organization Control 2 (SOC 2), with which we are currently compliant. We received HITRUST certification in 2017 and are currently seeking a biannual recertification. In the event we fail to comply with the PCI-DSS or fail to maintain our Security Organization Control 2 or receive recertification from HITRUST, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings.
Any failure or perceived failure by us to comply with federal or state laws or regulations, industry standards or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our clients to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit adoption of our Platform by new clients.

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

Risks related to regulation

The healthcare regulatory and political framework is uncertain and evolving.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act, or ACA, was adopted, which is a healthcare reform measure that provides healthcare insurance for approximately 30 million additional Americans. The ACA includes a variety of healthcare reform provisions and requirements that became effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in federal court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business. On November 10, 2020, the Supreme Court of the United States heard oral arguments regarding the constitutionality of the ACA; it is unclear when a decision will be made or how the Supreme Court will rule. Pending review, the ACA remains in effect, but it is unclear how this decision, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Further, on March 9, 2020, the HHS, Office of the National Coordinator for Health Information Technology, or ONC, and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information, or EHI, by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act, or Cures Act, regarding interoperability and “information blocking,” and create significant new requirements for health care industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. The new rules create significant new requirements for health care industry participants, and require certain electronic health record technology to incorporate standardized application programming interfaces, or APIs, to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC will also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implements the information blocking provisions of the Cures Act and identified eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. In light of the COVID-19 public health emergency, on October 29, 2020, HHS published an interim final rule delaying the effective date of compliance with the final information blocking and
Conditions and Maintenance of Certification portions of the rule beyond the enforcement discretion period that was initially announced. Pursuant to the interim final rule, health IT developers will be subject to requirements such as prohibitions on participating in any action that constitutes information blocking, providing certification to the Secretary of HHS that they will not take actions that constitute information blocking, and other requirements regarding information blocking beginning April 5, 2021. Certified API Developers must comply with new administrative requirements by April 5, 2021 and must provide all certified API technology by December 31, 2022.

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
On October 9, 2019, OIG and CMS proposed further modifications to the federal Anti-Kickback Statute and the
Physician Self-Referral Law, or the Stark Law. Under the proposed rules, OIG proposes to add safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. CMS also proposed multiple new exceptions and revisions to current exceptions for value-based arrangements under the Stark Law. On November 20, 2020, CMS and OIG each published their final rule, both of which are set to become effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business.

HIPAA, as amended by the HITECH Act, and their respective implementing regulations, also impose criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors) or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
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
Federal or state governmental authorities may impose additional data security standards or additional privacy or other restrictions on the collection, use, transmission and other disclosures of health information. In the future, industry requirements or guidance (e.g., payor requirements), contractual obligations, and/or legislation at both the federal and the state level may limit, forbid or regulate the use or transmission of health information outside of the United States. These developments, if adopted, may render our use of Canadian employees for work related to such data impracticable or substantially more expensive. Alternative means of supporting our clients with the use of such information within the United States may involve substantial delay in implementation and increased cost.

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

Our office in Ottawa, Ontario, Canada and our employees in that office are subject to additional laws and regulations by the government of Canada, as well as its provinces. These include Canadian federal and local corporation requirements, restrictions on exchange of funds, employment-related laws and qualification for tax status. If we fail to comply with Canadian laws and regulations, or if the government of Canada or its provinces determines that our corporate actions do not comply with applicable Canadian law, we could face sanctions or fines, which could have a material adverse effect on our business.

Risks relating to our dependence on third parties

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
In addition, we have entered into strategic alliances with providers of EHR and PM solutions, and we intend to pursue such alliances in the future. These strategic alliance agreements are typically structured as commercial and technical partnership agreements, pursuant to which we integrate certain of our Platform solutions into the EHR and PM systems that are utilized by many of our clients, for agreed payments or provision of services to such integration partners. Our ability to form and maintain these alliances with such partners in order to facilitate the integration of our Platform into the EHR and PM systems used by our provider clients and their patients is important to the success of our business. If providers of EHR or PM solutions amend, terminate or fail to perform their obligations under their strategic alliance agreements with us, we may need to seek other ways of integrating our Platform with the EHR and PM systems of our provider clients, which could be costly and time consuming, and could adversely affect our business results.
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

Risks relating to taxes and accounting standards
We may be subject to additional tax liabilities in connection with our operations or due to future legislation, each of which could materially impact our financial position and results of operation.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the fiscal year ended January 31, 2020 our net cash provided by operating activities was $0.8 million. For the nine months ended October 31, 2020 our net cash used in operating activities was $1.2 million. As of October 31, 2020, we had $254.1 million of cash and cash equivalents, which are held for working capital purposes. As of October 31, 2020, we had $20.7 million of outstanding borrowings under our revolving line of credit, with the ability to borrow up to $29.3 million in our revolving line of credit. Borrowings under our credit facility are secured by substantially all of our properties, rights and assets, excluding intellectual property.
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

Risks relating to ownership of our common stock

Risks related to investment in our securities
Our share price may be volatile, and you could lose all or part of your investment.
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
If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of October 31, 2020, we had 44,039,563 shares of common stock outstanding. The market price of shares of our common stock may drop significantly when the restrictions on resale by our existing stockholders lapse. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
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
Additionally, certain of our employees, executive officers, and directors have entered or may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, officer, or director when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information, subject to the Rule 144 limitations as referred to above.

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

We are currently an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are currently an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior July 31st; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Based on the closing price of our common stock and the market value of our common stock held by non-affiliates as of July 31, 2020, we have determined that we will no longer be an emerging growth company as of February 1, 2021. As a result, we will no longer be able to take advantage of specified reduced disclosure and other requirements that are available to emerging growth companies after such date.

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
As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company prior to our IPO in July 2019. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the New York Stock Exchange to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Act was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from their IPOs. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Risks relating to our bylaws and certificate of incorporation

Anti-takeover provisions under our incorporation documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
Our amended and restated certificate of incorporation, or our certificate of incorporation, and our amended and restated bylaws, or, as amended, our bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
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
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, or DGCL, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our certificate of incorporation and our bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
Our bylaws designate certain specified courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Chancery Court, will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, or, as amended, the Exchange Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the Southern District of New York will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. Our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing the claims identified above, particularly if the stockholders do not reside in or near the State of Delaware or the State of New York. Additionally, the Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Chancery Court or the U.S. District Court for the Southern District of New York may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Risks relating to our industry

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sales of Unregistered Equity Securities
None.
(b) Use of Proceeds from Initial Public Offering of Common Stock
On July 17, 2019, our Registration Statement on Form S-1 (File No. 333-232264) was declared effective by the SEC for our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus, dated July 17, 2020 and filed with the SEC on July 19, 2020 pursuant to Rule 424(b) of the Securities Act.
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

PHREESIA, INC.

Date: December 9, 2020	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 9, 2020	By:	/s/ Thomas Altier
Thomas Altier
Chief Financial Officer
(Principal Financial Officer)