Form 10-K
period 2021-01-31
Phreesia, Inc.
filed 2021-03-31
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on such date was approximately $1,138,758,080. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 26, 2021, there were 44,900,069 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Summary of Material Risks Associated with our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:

•Business or economic disruptions or global health concerns have and may continue to seriously harm our business and increase our costs and expenses.
•We have grown rapidly in recent periods, and if we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.
•We have identified a material weakness in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements to our consolidated financial statements or cause us to fail to meet our period reporting obligations.
•We have experienced net losses in the past and we may not achieve profitability in the future.
•We may face intense competition, including with our partners, as we grow, which could limit our ability to maintain or expand market share within our industry and could adversely impact our business.
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
•We typically incur upfront costs in our client relationships, and if we are unable to develop or grow these relationships over time, we are unlikely to recover these costs and our operating results may suffer.
•We depend on our senior management team and certain key employees, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
•The healthcare industry is rapidly evolving and the market for technology-enabled services that empower healthcare consumers is relatively immature and unproven. If we are not successful in promoting the benefits of our Platform, our growth may be limited.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission, or the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied statements that are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance and may contain projections of our future results of operations or of our financial information or state other forward-looking information. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our potential competition with our customers or partners;
•our existing clients not renewing their existing contracts with us, renewing at lower fee levels or declining to purchase additional applications from us;
•our failure to adequately expand our direct sales force impeding our growth;
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
•our expectations regarding trends in our key metrics and revenue from subscription fees from our provider clients, payment processing fees and fees charged to our life sciences clients by delivering targeted messages to patients;
•increased expense associated with being a public company;

•our ability to realize the intended benefits of our acquisitions; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. We have based our forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including, without limitation, those described in the section titled “Risk Factors” in this Annual Report on Form 10-K.

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on 10-K. We cannot assure you that the results, events and circumstances reflected in these forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

These forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date on which the statements are made. We undertake no obligation to update, and expressly disclaim the obligation to update, any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We have not independently verified the information contained in such sources.

NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, the terms “Phreesia,” “the Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Phreesia, Inc.

PART I
Item 1. Business
Overview
We are a leading provider of comprehensive technology solutions that transform the healthcare experience by engaging patients in their care and enabling healthcare provider organizations to optimize operational efficiency, improve profitability and enhance clinical care and safety. Through the SaaS-based technology platform, which we refer to as the Phreesia Platform or our Platform, we offer healthcare provider client organizations, or provider clients, a robust suite of solutions to manage the patient intake process and an integrated payments solution for secure processing of patient payments. Our Platform also provides life sciences companies with an engagement channel for targeted and direct communication with patients. In fiscal 2021, we facilitated patient visits in over 1,800 healthcare provider clients across all 50 states. We define a patient visit as an individual, in-person or telehealth visit to a healthcare provider, which may include multiple visits by the same patient. Additionally, our Platform processed nearly $2.0 billion in patient payments in fiscal 2021.
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
The Phreesia Platform manages the end-to-end patient intake process and encompasses a comprehensive range of services, including initial patient contact, registration, appointment scheduling, payments and post-appointment patient surveys. The Phreesia Platform securely collects and analyzes each patient’s information and provides engagement tools to efficiently guide each patient through their healthcare journey. We deploy our Platform across a range of modalities, including through patients’ mobile devices (Phreesia Mobile), through a web-based dashboard for providers (Phreesia Dashboard) and through our proprietary, self-service intake tablets (PhreesiaPads) and on-site kiosks (Arrivals Kiosks), all of which provide an individualized intake experience for each patient based on age, gender and appointment type. Our solutions are highly customizable and scalable to any size healthcare provider organization and can seamlessly integrate within a provider client’s workflows and leading Practice Management, or PM, and Electronic Health Record, or EHR, systems. Our Platform additionally allows for time-of-service and secure post-explanation of benefits integrated payments.
We serve an array of provider clients ranging from single-specialty practices, which include internal and family medicine, urology, dermatology, and orthopedics, to large multi-specialty groups and health systems. Our life sciences revenue is generated from clients in the pharmaceutical, biotechnology and medical device industries, including 13 of the top 20 global pharmaceutical companies as measured by revenue in fiscal 2021.

Our Platform
The Phreesia Platform currently offers the following solutions to our clients:
•Our registration solution automates patient self-registration via Phreesia Mobile—either before or at the time of the patient’s visit—or through the use of a purpose-built PhreesiaPad or Arrivals Kiosk for on-site check-in. The solution also includes the Phreesia Dashboard, which provider staff use to monitor and manage the intake process.
•Our revenue cycle solution provides insurance-verification processes, point-of-sale payments applications and cost estimation presentment tools, which help providers maximize the timely collection of patient payments.
•Our appointments solution provides a comprehensive appointment scheduling system to provide clients with applications for online appointments, reminders and referral tracking and management.
•Our patient activation solution enables providers to communicate with their patients through automated, tailored surveys, announcements, text and email messaging and targeted health campaigns.
•Our clinical support solution collects clinical intake and PRO data for more than 25 specialties, enabling our clients to ask the right clinical questions of the right patients at the right time, and gather key data that aligns with their quality-reporting goals.
•Our COVID-19 product offerings give our provider organization clients the tools they need to stay open, keep patients and staff safe, and navigate a shifting landscape. We offer solutions for managing COVID-19 vaccine delivery and identifying vaccine-hesitant patients, screening for self-reported COVID-19 risk factors, enabling contactless check-in during in-person visits, and collecting intake information during telehealth visits.
•Our life sciences solution provides a channel for our life sciences clients to deliver targeted and clinically relevant marketing content to patients, which allows them to have more informed conversations with their providers. We also enable our life sciences clients to receive direct patient feedback to incorporate into their business models.
The Phreesia Platform provides significant and measurable value to patients, healthcare provider organizations and life sciences companies. For patients, we provide a safe, seamless, individualized intake experience and flexible payment options. For provider clients, we enable them to increase collections, streamline the referral process, improve quality measures, increase patient satisfaction and consistently collect key clinical, demographic and social data. Based on client feedback and our internal analysis, we believe that the majority of our provider clients have been able to increase time-of-service collections after installing our Platform. For life sciences clients, we increase patient awareness and education of their marketed products. Based on ongoing analyses of client advertising campaigns conducted by data analytics companies, we believe patients exposed to a brand campaign using the Phreesia Platform are more likely, on average, to take an action, such as having a prescription filled for that product, than control patients.
The Phreesia Platform has evolved to provide a comprehensive range of technology applications and modules that address the growing needs of the healthcare market, including during the COVID-19 pandemic. The success and continued evolution of our company has been due in large part to the talent and engagement of the entire Phreesia team.
Industry challenges and our opportunity
We develop and market technology solutions that increase efficiency, reduce costs and improve clinical effectiveness in the healthcare industry. We believe the following trends impacting the healthcare industry represent significant opportunities for us.
Inefficiency and waste amidst continually rising U.S. healthcare costs

Excess healthcare spending is largely related to administrative inefficiencies, including complex billing procedures, non-standardized practices and a lack of communication between front- and back-office operations, leading to increased costs, errors and inefficient use of providers’ time. Physician practices, burdened by these complex administrative and billing tasks, require extensive support staff to handle these challenges.

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

Phreesia’s comprehensive digital payments platform enables providers to more effectively engage patients and increase collections. Our robust suite of revenue cycle solutions drives profitability, increases transparency and enhances the patient financial experience.
Expanding consumerism in healthcare
As patients pay an ever-growing share of their healthcare costs, they are increasingly demanding higher quality care, increased cost transparency, shared decision making and convenience. As such, patient experience and satisfaction are becoming important priorities for providers as they compete to attract and retain new patients. Moreover, pharmaceutical companies are increasingly becoming more patient-centric due to increased competition and development of more targeted therapies.

We believe the Phreesia Platform drives improved patient satisfaction and education, efficiency and overall quality of care. Our Platform provides an end-to-end patient intake solution that allows patients to engage on multiple devices (Phreesia Mobile, PhreesiaPad or Arrivals Kiosk) to provide streamlined, self-service patient intake and empowers providers with intuitive, cloud-based software that drives actionable insights. Our automated and integrated intake solution allows us to achieve high levels of patient utilization, providing us and our provider clients with important access to patients at key moments of their care. We also help educate patients about relevant treatment options to encourage more engaging provider interaction, and we provide pharmaceutical companies with an effective channel to incorporate the patient voice in to their business models in an increasingly competitive, patient-centric healthcare environment.
Ongoing shift to value-based reimbursement models

The United States healthcare system has been shifting toward alternative payment models, including value-based care. Under these models, provider organizations share financial risk and are reimbursed based on patients’ experience and outcomes. According to the American Hospital Association, the shift to value-based contracting models requires healthcare provider organizations to manage new challenges related to measurement and reporting, population health management, care coordination and other patient demands, all of which may require additional staff and capabilities.

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
Increasing focus on personalized healthcare solutions
We believe that the treatment and prevention of disease are becoming increasingly personalized. The emphasis on patient-centered solutions is driven by technological advancements in the use of patient-specific health, lifestyle/environmental, genomic and other data to diagnose, treat and prevent disease at a personalized level. According to the Journal of the American Medical Association, pharmaceutical companies currently spend a substantial portion of their direct-to-consumer marketing dollars on television and print to reach large patient populations with chronic conditions such as diabetes and pain, which we believe is not as effective as targeted outreach. As new therapies, including those for smaller patient populations, are brought to market, pharmaceutical companies need cost-efficient marketing channels and capabilities to promote new medicines.
Phreesia’s high levels of patient engagement and robust targeting capabilities create an attractive marketing channel for life sciences companies to reach and inform targeted patient populations while patients are seeking care which empowers patients to have informed conversations with their physician about their care plan and treatment options.

Our market opportunity
The Phreesia Platform serves a range of provider clients, including single-specialty practices, large multi-specialty groups and health systems. Through our life sciences solutions, we provide services to large and small pharmaceutical, medical device and biotechnology companies. We believe the current addressable market for our Platform and services is approximately $9.0 billion and is derived from: (1) the potential subscription-based revenue generated from the approximately 1.3 million U.S.-based providers who take medical appointments in ambulatory care settings and who work in hospital settings, (2) consumer-related transaction and payment processing fees, which are based on a percentage of payments that can be processed via the Phreesia Platform and addresses approximately $91.0 billion of annual out of pocket patient spend in ambulatory healthcare related professional services, and (3) a portion of the $6.0 billion spent by life sciences companies on direct-to-consumer prescription drug marketing. We estimate that our target client universe in the ambulatory and hospital markets is approximately 50,000 unique provider clients. As we develop new products and services on the Phreesia Platform, we expect our total addressable market to grow.

Our value proposition
We are focused on creating a better, more engaging healthcare experience for patients, healthcare provider organizations and life sciences companies. We believe our solutions provide a unique value proposition that is differentiated from what is offered by the traditional healthcare system.
Value proposition for patients
•Improved patient experience. Our Platform streamlines the patient intake process and provides consumer-centric options for check-in. We pre-populate information from prior visits, minimizing the frustration of repetitive questions during the intake process and streamlining the information for review by a clinician by the time the patient reaches the exam room. We also offer patients a convenient, flexible, secure intake experience that saves time and reduces the confusion and anxiety around payments. Additionally, our cost estimation presentment tools allow patients to receive an accurate estimate of their out-of-pocket spend for a particular service prior to receiving care. Patients are also able to save time by making their appointments using our technology.
•Flexible payment options. Our Platform provides patients with flexibility and choice in how they pay for healthcare services. Patients are able to pay upfront or set up an automated payment plan that adheres to our provider clients' financial policies. Patients can also choose to pay online on their provider’s website or place a card on file. Our Platform also removes the need for difficult payment-related conversations with staff and ensures a level of personal privacy throughout the transaction.
•Engagement in care. By leveraging the power of self-service and providing individualized, flexible intake solutions, we engage patients early in their healthcare journey and empower them to be more active in their care decisions. We also provide relevant information to patients’ care at the time of service to further educate them so they can take an active role in their healthcare decisions.
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
•Improve patient experience. We simplify the patient intake process to drive higher patient satisfaction, retention and engagement and safety. Our streamlined intake and payments offering provides a consumer-friendly experience and engages patients to take control of their care. Through our patient surveys, providers are able to conduct outreach to patients within 24 hours of visit and generate real-time feedback that informs and drives improvement efforts.
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
•Improve brand conversion and adherence. Our data and analytics capabilities identify patient populations that align with our life sciences clients’ target audiences. Based on our ongoing analyses of client advertising campaigns conducted by data analytics companies, we believe patients exposed to a brand campaign using the Phreesia Platform are more likely, on average, to take an action, such as having a prescription filled for that product, than control patients. Integration with our point-of-care solutions, which engage our patients in their own care, increases incremental prescriptions with existing patients, driving an adherence benefit and strong return to our clients.
•Feedback from patient voice. Our Patient Insights solution provides a channel for our life sciences clients to deliver real-time, dynamic surveys to highly targeted patients and capture direct patient feedback.
Our competitive landscape
We compete in a dynamic patient intake market with direct and indirect competitors that maintain varying degrees of resources and capabilities. We believe many direct competitors are focused on the basic aspects of electronic patient intake and are only starting to expand into the multiple adjacencies beyond patient registration. Some of our existing and potential partners, particularly EHR providers, have developed their own patient intake solutions and have become direct competitors. The Phreesia Platform is integrated with a majority of the leading EHR systems, and we have put in place partnerships designed for shared financial success. KLAS, an independent healthcare information technology research firm, evaluates Phreesia against many of these direct competitors and named Phreesia the top-ranked patient intake management vendor for 2019, 2020 and 2021, based on direct feedback from healthcare organizations across the country.

We believe companies in the patient intake market compete on the basis of several factors, including:
•price;
•breadth, depth, quality and reliability of product and service offerings;
•ease of use;
•ability to drive tangible return on investment;
•client-focused implementation services and training programs;
•healthcare domain expertise;
•patient clinical content offerings;
•client support and client services; and
•ability to integrate with all of a client’s existing systems, including EHR and/or PM systems.

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

Our competitive strengths
Market leadership. We believe the Phreesia Platform is the most comprehensive and scalable patient intake and payments solution in the market, placing us at the point of care and in the center of the patient-provider relationship. Phreesia is an industry leader in market share and user engagement, serving over 1,800 healthcare provider client organizations during fiscal 2021.
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
Integrated payment platform. The integration of payments within our patient intake platform creates a seamless experience for both patients and providers and results in increased payments for healthcare provider organizations and revenue for Phreesia. Compared with disparate payment platforms and manual reconciliation processes, the Phreesia Platform automatically posts payments in real-time to a provider client’s PM system, creating material time and cost efficiencies for our provider clients. Our revenue cycle solutions, such as card on file and online payments and payment plans, provide convenient payment options for patients, lower bad debt expense for provider clients and reduce payment-related tasks for their staff.

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

Proven ability to innovate and meet the evolving needs of our clients. We have demonstrated the ability to quickly and reliably incorporate new applications into the Phreesia Platform to address the myriad of challenges facing healthcare provider organizations and we continue to evaluate the most impactful innovations that will drive a better healthcare experience. Our solution was initially designed as a patient check-in and messaging tool, but it has rapidly evolved into a comprehensive patient intake and payment platform designed to keep pace with evolving demand from patients and providers. We have introduced multiple new applications in the last three years, including Phreesia Mobile, which allows patients to check in conveniently from their own device and has significantly increased patient utilization and overall patient engagement, and Payment Assurance, which eliminates many of the manual tasks required to bill a patient. Additionally, Phreesia has been committed to supporting our provider organization clients as they respond to coronavirus, or COVID-19, by helping them stay safe, stay open and continue to see and vaccinate patients. To that end, we have released a number of new product offerings and features to align with our clients’ evolving needs and workflows, including tools for screening and managing patient vaccinations, supporting drive-through appointments and other no-waiting-room models, communicating with patients and promoting them to schedule appointments, collecting patient information during telehealth visits and reducing patient-staff contact during in-person visits.
Attractive, highly scalable financial model. Our revenue is largely derived from recurring monthly subscriptions and re-occurring payment processing fees, which should increase with growth of our client base and the ongoing shift of healthcare costs to patients. We have successfully expanded our products sold to existing clients by adding incremental providers and offering additional solutions to these clients. This has led to a 6% increase in average revenue per provider client from fiscal 2020 to fiscal 2021. As our provider clients continue to add more providers to our Platform, we benefit from increased scale and strong unit economics.
Founder-led and deeply experienced management team with strong culture. Our founders, Chaim Indig and Evan Roberts, are pioneers in patient intake who have led our company through consistent and rapid growth over more than 15 years. Our senior leadership team has extensive healthcare, technology and payment knowledge and expertise, and an average 10-year tenure with Phreesia. Additionally, our dedicated sales, implementation, support and development teams also have significant healthcare, technology and payment experience and are a key competitive advantage to our success in the marketplace.
Attracting and retaining top talent is a high priority for us. Our strong, diverse company culture and investment in the long-term career growth for our people is evidenced by their long tenure with our organization. We believe our success is due in large part to the continued engagement of our talented and committed team.

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
Expanding our Platform to new healthcare provider organizations
The market for a technology-powered intake and payment platform in the U.S. healthcare industry is early, large and underserved, and we believe we have a substantial opportunity to grow our client base and market share. With the ability to support over 25 different medical specialties and existing partnerships with leading PM and EHR providers, the Phreesia Platform is able to serve a large portion of the U.S. ambulatory and acute care market. The Phreesia Platform is currently used by a small percentage of ambulatory and acute care organizations, and we plan to continue to expand our direct sales force to win new clients.
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

Continuing to innovate and leverage our Platform to optimize healthcare delivery
We believe the depth, scalability and robust capabilities of our Phreesia Platform allow us to address key challenges facing healthcare delivery. As an innovative leader in the patient intake market, we intend to continue to invest in new value-added offerings for our clients. We have a well-defined technology roadmap to introduce new features and functionality to the Phreesia Platform, such as our appointments and patient activation applications. We intend to leverage our patient database and patient engagement capability to eliminate gaps in care and increase care coordination among all key healthcare constituents. By expanding and continuously enhancing the Phreesia Platform, we believe we can drive incremental revenue from existing clients as well as broaden the appeal of our solutions to potential new clients.

Pursuing opportunistic strategic investments, partnerships and acquisitions
Our strong growth has been mostly organic as we have added provider clients and life sciences companies to our Platform while also expanding the solutions we offer those clients. Through our history, we have effectively partnered with leading PM and EHR solution providers, and will continue to evaluate strategic and innovative investments and partnerships to accelerate growth. We believe we are now at an appropriate stage and level of scale where we can consider acquisitions. In December 2018, we acquired Vital Score, Inc., which expanded our clinical and patient activation offerings and deepened our capabilities in motivational science. In October 2020, we acquired two software applications co-developed by Geisinger Health and Merck, which provide know-how around patient communication and care delivery. We acquired QueueDr to enhance our appointments solution. We will continue to evaluate growth opportunities that complement our internal initiatives.

Enhancing our margins through continued strategic growth
Our business model is based on developing and deploying new, value-added applications for our clients that increase revenue and enhance our attractive client unit economics. We have invested significantly and expect to continue investing significantly to create a comprehensive, scalable technology platform that allows us to gain operating leverage and enhance margins. Over time, we expect to increase profitability and margins by adding larger new clients to our Platform and by expanding our existing clients with minimal incremental investments in our Platform. Moreover, we continually aim to improve the effectiveness and efficiency of our Platform.

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
•Phreesia Arrivals Kiosks. Our Arrivals Kiosks, designed as a complement to Phreesia Mobile, allow patients to confirm their information and make payments while offering frequently returning or mobile patients a quick and easy self-service intake option.
•Phreesia dashboard. Our dashboard acts as the “command center for patient intake” and allows staff to efficiently monitor the intake process, access relevant patient information and manage registration exceptions. Specific capabilities include: eligibility and benefits verification, e-cashiering, card processing at the time of service, payment plans, card on file, reconciliation reporting, analytics on patient collections and transaction and batch reporting.
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

Revenue cycle
We are able to improve key revenue cycle metrics with our payment solutions, increasing time-of-service and post-visit collections as well as improving patient convenience with online payments and card on file. Our Revenue Cycle solutions include:
•Point-of-sale payments. Our point-of-sale payments solution offers self-service options on Phreesia Mobile, on the PhreesiaPad or at an Arrivals Kiosk. Provider staff can also process time-of-service or post-explanation of benefits payments on the Phreesia Dashboard. We are able to replace or support a client’s existing payment processor with a fast and secure way to process transactions, as we accept all major credit cards (Visa, MasterCard, American Express and Discover). Phreesia is a PCI DSS Level 1 Service

Provider and offers PCI-compliant point-of-sale solutions that significantly reduce the client's PCI DSS reporting requirements.
•Eligibility and benefits verification. Our automated eligibility and benefits application streamlines verification, reduces staff’s manual workload and alerts staff when attention is needed. We can run eligibility and benefits checks in advance so our clients know their patients’ primary and secondary insurance before their visit. We have achieved Coalition of Affordable Quality Healthcare (CAQH) CORE Phase 1 Certification for seamless, secure healthcare administrative data exchange.
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
•Cost estimation. This application searches patients’ upcoming scheduled appointments and automatically presents their estimated payment sourced from third-party systems and allows patients to make a payment.

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
•Health campaigns. Our application allows healthcare provider organizations to send targeted messages to specific patients, educating them about the care they need and prompting them to schedule important appointments. Patients can easily self-schedule or request appropriate appointments, such as vaccine visits, Medicare annual wellness visits or diabetic eye exams.
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

•Announcements. We are able to send patients branded emails to share important announcements such as new locations, changes to office protocols due to the COVID-19 pandemic, and added services.
•Research. Our application allows clients to deliver targeted questionnaires to patients who may be interested in trials and research studies, generate summary reports and follow up with those who would like to participate.

Clinical support
We are committed to delivering the appropriate PROs and assessments to medical groups and health systems as well as helping them efficiently identify at-risk patients and target them for follow-up care. Our Clinical Support solutions include:
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

Analytics and reports
Our robust analytics suite provides real-time operational, financial and clinical insights across our portfolio of products and applications. Examples of analytics and reports capabilities within our products include:
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

COVID-19 Product Offerings

•Our COVID-19 product applications and features are designed to align with our provider clients’ evolving needs and workflows and help them to stay safe, stay open and continue to care for patients in a safe environment.

•COVID-19 Vaccination Management Solution. Our Vaccine Management Solution is an end-to-end set of outreach, intake, reminder and recall tools to increase vaccine uptake. Our provider clients are using the solution to communicate with patients about vaccine availability, manage their waitlist, automate data-collection during vaccine visits, and screen patients for vaccine hesitancy.

•COVID-19 Screening Module. Our module screens patients for self-reported COVID-19 risk factors before their appointment or upon arrival, and alerts both patients and staff to take appropriate action based on patients' responses. The screening module is based on Center for Disease Control guidelines and is updated regularly as those guidelines change.

•Patient Chat. Our Patient Chat product allows provider clients to send and receive text messages from individual patients about their in-person or virtual visits. This capability helps to reduce face-to-face interactions, decrease phone-call volume and improve patient communication.

•Intake for Telehealth. Our Intake for Telehealth offering supports provider organizations as they continue to shift visits to telehealth by allowing them to perform all the necessary intake tasks for each virtual visit, including gathering consents, at scale. Intake for Telehealth also provides patients with information about how their telehealth visit will work.

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

Life sciences
Our partnerships with life sciences companies allow us to activate and engage patients by presenting targeted messages to appropriate patient populations, driving improved brand conversion. Our partnerships also provide insights to help life sciences companies better understand patient needs and perspectives.
•Patient connect. Our Patient Connect feature enables clients to engage with relevant patients who voluntarily opt in and deliver pertinent, targeted messages at the point at which they are actively seeking care. Our tools raise patient awareness and help patients to start the right medical conversations with their healthcare providers.
•Patient insights. We leverage our Platform to conduct primary research to understand patient sentiments and uncover unmet patient needs, which aid life sciences companies in incorporating patient insights in their work.

Our technology
We have developed our proprietary SaaS-based technology platform with a focus on delivering reliability, performance, security and privacy. The Phreesia Platform operates as a single, unified, multi-tenant platform that has demonstrated scalability and seamless integration within the operating infrastructure of our provider clients. Our core technology capabilities include:
•Robust integration. We integrate our technology into PMs, EHRs and ambulatory and acute system workflows for over 1,800 healthcare provider client organizations. Data captured from the patient or generated by the use of our Platform automatically integrates into the PM and EHR systems of provider clients. We currently partner with leading PM and EHR providers that collectively represent the majority of the total PM and EHR market. Partners and provider clients can leverage our expanding APIs to embed the functionality of the Phreesia Platform for their patients, while controlling the look and feel.
•Embedded payments. The payment processing features of our Platform have been designed to operate seamlessly within the workflows of our provider clients, and our revenue cycle solutions can connect directly to payers, to multiple clearinghouses and directly with PM, EHR and other systems.
•Scalable at cost. We have developed a robust and scalable SaaS-based platform that allows us to iterate on existing technology and develop new solutions quickly and efficiently to meet the needs of our clients. Our unique architecture also allows new integrated applications to be quickly deployed to clients and allows real-time integration without expensive and difficult-to-manage VPN tunnels. This is particularly important in a regulatory environment and industry that continues to evolve.
•Consumer-oriented. Through technological innovation, we have continued to ensure our products and services evolve to meet growing and increasingly consumer-centric demands.
•Reliable. Our technology is engineered to provide strong reliability and availability. The Phreesia Platform performs hundreds of thousands of transactions, including eligibility and benefits verifications, payment card processing and email and text messaging, quickly and reliably at a low cost every day.
•Secure and private. We securely manage billions of data points for millions of patients using multiple devices. Maintaining the integrity of our Platform is critical to our business, our clients and the patients they treat. We routinely audit and review our security program.

Privacy and security
Privacy and security are our top priorities. We maintain a comprehensive security program designed to safeguard the confidentiality, integrity and availability of our clients’ data. In particular, we deploy physical, administrative and technical controls to protect the security and privacy of patient information.

We operate a single, unified, multi-tenant platform that offers reliability, performance, security and privacy for our clients. We have infrastructure in place with four co-located data centers, and within Microsoft Azure and Amazon Web Service environments, to securely manage and maintain our clients’ patient information.

We use external security auditors and industry-leading vendors, such as Sikich, A-LIGN, CORE and Bluefin to ensure we have the controls and procedures in place to protect our clients’ sensitive information. We have industry certifications, including PCI-DSS Level 1 Service Provider, Security Organization Control 2, or SOC 2 and PCI Point-to-Point Encryption. As a PCI-DSS Level 1 Service Provider, we are committed to upholding industry security standards to cardholder data.

Sales and marketing
We market and sell our products and services to healthcare provider organizations throughout the United States using a go-to-market and direct sales organization comprised of highly trained and technical team members that are segmented into several highly targeted and coordinated teams. Our demand generation team develops content and identifies prospects that our sales development team research and qualify to generate high-grade, actionable sales programs. We utilize our direct sales force to execute on the qualified sales programs, partnering with client services to ensure the prospect is educated on the breadth of Phreesia’s capabilities and demonstrable value proposition. Our direct sales force is organized according to the size and needs of potential clients, leveraging their deep experience to deliver a solution tailor-fit to the size and specialty of each practice. Through this targeted, coordinated approach, we maximize resource allocation and allow our direct sales team to concentrate on execution.
We also sell our life sciences products and services to pharmaceutical brands and advertising agencies through our direct sales organization.

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

U.S. state and federal health information privacy and security laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establishes privacy and security standards that limit the use and disclosure of protected health information, referred to as PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our provider customers are regulated as covered entities under HIPAA. As a service provider who creates, receives, maintains or transmits PHI on behalf of our covered entity customers, Phreesia is a “business associate” as defined under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, certain HIPAA requirements are also directly applicable to business associates.
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

Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. California recently enacted and has proposed companion regulations to the California Consumer Privacy Act, or CCPA. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA has been in effect since January 1, 2020, and the California State Attorney General began enforcement on July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). While any information we maintain in our role as a business associate may be exempt from the CCPA, other records and information we maintain on our customers may be subject to the CCPA. Where state laws are more protective than HIPAA, we must comply with these additional state laws. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some state laws, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

In addition to HIPAA, state health information privacy and state health information privacy laws, we may be subject to other state and federal privacy laws. Such laws, for example, could include state laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting.

In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of personally identifiable information and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA and pursuant to the related contracts with our business associates, we must report breaches of unsecured PHI to our contractual partners following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.
Telephone Consumer Protection Act (TCPA)
The Telephone Consumer Protection Act, or TCPA, is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA’s purview has extended to text messages sent to consumers. Our services that leverage text messaging are subject to the TCPA and its regulations and agency guidance.
U.S. corporate practice of medicine; fee splitting
Approximately 30 states have enacted laws prohibiting business corporations, such as Phreesia, from practicing medicine and employing or engaging physicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws, which vary among the states that have enacted them, are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. We frequently enter into services contracts with healthcare provider organizations pursuant to which we provide them with revenue cycle management, insurance enrollment verification, patient intake, scheduling, appointment reminders and a range of other services. These contractual relationships are subject to various state laws, including those of New York, Texas and California, that prohibit fee splitting or the practice of medicine by lay entities or persons. These laws are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates, the provision of medical equipment and the hiring and management of clinical personnel may implicate the restrictions on the corporate practice of medicine.
Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our agreements with providers licensed in the state. However, regulatory authorities or other parties, including our providers, may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with our provider clients constitute unlawful fee splitting. In this event, failure to comply could lead to, among other things, adverse judicial or administrative action against us and/or our provider clients, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our provider clients that interfere with our business and other materially adverse consequences.
U.S. federal and state fraud and abuse laws
Federal Stark Law
We may be subject to the federal physician self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties for each violation and twice the dollar value of each such service and possible exclusion from future participation in the federally funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law, can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider implicitly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations.
Federal Anti-Kickback Statute
We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing, ordering, arranging, or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines and penalties up to three times the amount of the unlawful remuneration. Imposition of any of these penalties could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG. On December 2, 2020, the OIG published further modifications to the federal Anti-Kickback Statute in the Federal Register. Under the final rule, the OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. On the same day, CMS published a final rule that provides a safe harbor for value-based compensation agreements under the Stark Law. However, the U.S. Government Accountability Office, or GAO, found that these final rules did not meet the sixty-day delay required under the Congressional Review Act, or CRA. Additionally, on January 20, 2021, the Biden administration issued a moratorium on all Trump-era rules that have not yet taken effect. Due to the CRA delay and the Biden administration moratorium, it is not clear when these safe harbors and exceptions will be effective. We continue to monitor the impact this change may have on our business.

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
Other healthcare laws
HIPAA established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payers of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payers as the federal False Claims Act covers in connection with governmental health programs.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Further, in October 2020, OIG released an opinion indicating it also does not favor patient assistance programs. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles, as well as patient assistance programs, offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.
Healthcare reform in 2020
On March 9, 2020, the HHS Office of the National Coordinator for Health Information Technology, or ONC, and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information, or EHI, by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act, or Cures Act, regarding interoperability and “information blocking,” and create significant new requirements for health care industry participants. Information blocking is defined as any activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. The new rules create significant new requirements for health care industry participants, and require certain electronic health record technology to incorporate standardized application programming interfaces, or APIs, to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC will also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implements the information blocking provisions of the Cures Act and identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Pursuant to the final rule, health IT developers will be subject to requirements such as prohibitions on participating in any action that constitutes information blocking, providing certification to the Secretary of HHS that they will not take actions that constitute information blocking, and other related requirements. On October 29, 2020, HHS released an interim final rule delaying compliance dates for certain aspects of the final rule in light of pressures placed on the healthcare industry by the ongoing COVID-19 pandemic. We continue to monitor the impact of these rules and any delays that may take place.

The final CMS rule focuses on patients in Medicare Advantage organizations, Medicaid and Children’s Health Insurance Program (CHIP) fee-for-service programs, Medicaid managed care plans, CHIP managed care entities, and qualified health plan issuers on the federally-facilitated exchanges and enacts measures to enable patients to have both their clinical and administrative information travel with them. By January 1, 2021, payers must make patient data dating back to January 1, 2016 available through an API. As a result of COVID-19 and to provide additional flexibility to payors, CMS will exercise enforcement discretion for a period of six months in connection with the Patient Access API and Provider Directory API provisions of the final CMS rule and therefore will not enforce these new requirements until July 1, 2021.

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

Human Capital Resources

As of January 31, 2021, we had 827 full-time employees, including 320 in services and support, 254 in sales and marketing, 157 in research and development and 96 in general and administrative. As of January 31, 2021, we had 523 full-time employees in the United States and 304 full-time employees internationally. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good, and we have not experienced any work stoppages.

Talent and Culture: The success and continued evolution of our company has been due in large part to the talent and engagement of the entire Phreesia team. Our team members are key pillars of our success and fostering and developing their talent is central to our culture. Attracting and retaining top talent is a high priority for us, and we look to hire smart, passionate, diverse and driven individuals who want to be a part of our mission. Our strong company culture and investment in long-term career growth for our people is evidenced by their long tenure with our organization. We believe our success is due in large part to the continued engagement of our talented and committed team. Modern Healthcare magazine recognized Phreesia as one of the “Best Places to Work in Healthcare” for four of the past five years, optimally positioning us to continue to attract top healthcare and technology talent.

Diversity and Inclusiveness: We are committed to hiring, developing and supporting a diverse and inclusive workplace. Our employee resource groups (ERGs) support our commitment to promoting and maintaining an inclusive culture for all employees by bringing together individuals from a wide range of backgrounds, experiences and perspectives. These groups seek to foster a sense of shared community and empowerment for employees who share a common social identity, such as gender, race, ethnicity and sexual orientation. Phreesians can voluntarily join an ERG to network, discuss and exchange ideas and enhance their professional development.

We recognize that our ability to execute on our mission of creating a better, more engaging experience depends on our people. We are committed to supporting gender equality in our organization, including through our inclusive culture, board representation, pathways to leadership for women, pay equity and strong family-leave policies.
We published our first Phreesia Gender Equality Report in 2020 based on the framework provided by the Bloomberg Gender Equality Index to which Phreesia was added in January 2021.

COVID-19 Response and Remote Workforce: During 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees, including movement to a fully remote work environment. During the past year, we have made the decision to become a fully remote company, as we believe this arrangement allows us access to the best talent and creates optimal flexibility for our employees.

Corporate Information

Our principal executive office is located at 434 Fayette Street, Suite 1400, Raleigh, North Carolina 27601, and our telephone number is (888) 654-7473. Our website address is http://www.phreesia.com. We do not incorporate the information on or accessible through our website into this report, and you should not consider any information on, or that can be accessed through, our website as part of this report.

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

ITEM 1A.    RISK FACTORS
Risk factors
A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of Annual Report on Form 10-K before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Certain statements in this Annual Report on Form 10-K are forward-looking statements. See the section of this Annual Report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”

Risks relating to our business
Business or economic disruptions or global health concerns have harmed and may continue to seriously harm our business and increase our costs and expenses.
Broad-based business or economic disruptions could adversely affect our business. The COVID-19 pandemic has materially changed how we and our customers operate our businesses, including our company’s shift to a fully remote work environment. The pandemic has and may continue to materially and adversely impact our business and results of operations due to, among other factors:

•a general decline in business activity including the impact of our clients’ office closures earlier in the pandemic;
•a disproportionate impact on the provider clients with whom we contract;
•disruptions to our supply chains and our third-party vendors, partners, and suppliers;
•difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions that could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;
•the potential negative impact on the health or productivity of employees, especially if a significant number of them are impacted;
•a deterioration in our ability to ensure business continuity during a disruption; and
•social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

The continuation of the pandemic could decrease healthcare industry spending, adversely affect demand for our technology and services, cause one or more of our customers to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.

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
We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls and continue to build our qualified work force in key areas of our company. A key element of how we manage our growth is our ability to scale our capabilities and satisfactorily implement our solution for our clients’ needs. Our provider clients often require specific features or functions unique to their organizational structure, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solution to our clients in a timely manner. If we are unable to address the needs of our provider clients or our provider clients are unsatisfied with the quality of our solution or services due to our inability to manage our rapid growth, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could adversely affect our business.
Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. In addition, our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. We may also need to make further investments in our technology and automate portions of our solution or services to decrease our costs. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting.

In connection with the audit of our consolidated financial statements as of and for each of the fiscal years ended January 31, 2020 and 2021, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that we had a material weakness for the fiscal year ended January 31, 2020 because we had deficiencies in our internal controls over several areas, including segregation of duties, and review and approval of manual journal entries. These deficiencies were partially due to our not maintaining a sufficient complement of personnel with an appropriate degree of knowledge, experience, and training, commensurate with our accounting and reporting requirements. As a result of the lack of personnel, we had inappropriate segregation of duties throughout several control processes, including the review and approval of manual journal entries. Accordingly, internal controls over our financial statement close process were not designed appropriately to detect a material error in the financial statements in a timely manner.

We believe we made significant progress in remediating the material weakness in accounting personnel and internal controls over the financial statement close process that we identified in fiscal year 2020 during fiscal year 2021. To address our fiscal 2020 material weakness, we have hired and will continue to hire additional accounting personnel and implement process level and management review controls. However, we determined that a portion of the material weakness that we identified in fiscal year 2020 was not resolved by the end of fiscal year 2021.

We determined that we continue to have material weakness for the fiscal year ended January 31, 2021 because we did not maintain effective internal control over user and privileged access and program change management. User and privileged access and program changes were not adequately reviewed prior to being placed in production. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were also ineffective because they could have been adversely impacted.

To address our material weakness, we have hired and are continuing to hire additional IT personnel including an IT compliance oversight function; we are enhancing risk assessment policies and procedures and developing and implementing enhanced controls with a focus on those related to administrative access and change management over IT systems impacting financial reporting; and we are enhancing documentation underlying information technology controls related to administrative access and change management on systems supporting financial reporting processes. While we intend to implement a plan to remediate the material weakness identified in connection with our fiscal 2021 audit, we cannot predict the success of such plans or the outcome of our assessment of these plans at this time. If our steps are insufficient to successfully remediate the material weaknesses and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. We can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, causing us to fail to meet our reporting obligations.

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
We have incurred significant operating losses since our inception. For the years ended January 31, 2021 and January 31, 2020, we had net losses of $27.3 million and $20.3 million, respectively, and losses from operations of $25.7 million and $15.3 million, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the Phreesia Platform, develop new solutions and comply with being a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We typically incur significant upfront costs in our client relationships, and if we are unable to develop or grow these relationships over time, we are unlikely to recover these costs and our operating results may suffer.
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our sales cycle for our services can be variable, typically ranging from three to six months from initial contact to contract execution. However, there is potential for our sales cycle to extend beyond this range as a result of COVID-19. Our efforts involve educating our clients and patients about the use, technical capabilities and benefits of our products and services. We do not provide access to the Platform and do not charge fees during this initial sales period. For clients that decide to enter into a contract with us, some of these contracts may provide for a preliminary trial period where a subset of providers from the client is granted access to our Platform. Following any such trial period, we aim to increase the number of providers within the client that utilize the Platform. Accordingly, our operating results depend in substantial part on our ability to deliver a successful client and patient experience and persuade our clients and patients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace revenue growth, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.
As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.

The sales cycle for our services can be variable, typically ranging from three to six months from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from one to 24 months from contract execution to completion of implementation. The variability of our sales and implementation cycle is dependent on numerous factors, including the size and complexity of the applicable customer. Some of our new-client set-up projects are complex and require a lengthy delay and significant implementation work, including to educate prospective clients about the uses and benefits of our Platform. Each customer’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort and financial resources implementing our service, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of subscription and related implementation revenue over the life of the contract. This could harm our future operating results. Despite the fact that we typically require a deposit in advance of implementation for our larger clients, some clients have cancelled before our service has been started. In addition, we may not recognize revenue due to variable contract start dates, and implementation may be delayed or the target dates for completion may be extended into the future for a variety of reasons. If implementation periods are extended, our revenue cycle will be delayed and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.
These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any period in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.
The growth of our business relies, in part, on the growth and success of our clients and certain revenues from our engagements, which is difficult to predict and is subject to factors outside of our control.
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
In addition, the number of patients utilizing our payment processing tools, and the amounts those patients pay to their healthcare providers directly for services, is often impacted by factors outside of our control, such as the number of patients with high deductible health plans. Accordingly, revenue under these agreements can be uncertain and unpredictable. If the number of patients utilizing our payment systems, or the aggregate amounts paid by such patients directly to their healthcare providers through the Phreesia Platform, were to be reduced by a material amount, such decrease would lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.
We also generate revenue through fees charged to our life sciences clients by delivering targeted messages to patients who opt-in to such communications. These messages enable life sciences companies to engage with patients and deliver relevant, targeted messages at the point when such patients are actively seeking care. The growth of our life sciences revenue stream is driven, in part, by our ability to grow our provider network and available population of patients to target, achieve adequate patient opt-in rates, the number of newly approved drugs and the success of newly launched drugs, each of which is impacted by factors outside of our control. If there is a reduction in newly approved drugs, or newly launched drugs are not successful, this could negatively affect the ability of our life sciences clients to deliver relevant, targeted messages to patients who would have otherwise been candidates to receive such drugs, and accordingly may reduce patient opt-in rates. A reduction in the available population of patients to target or a decline in patient opt-in rates could lead to a decrease in our life sciences revenues, which could harm our business, financial condition and results of operations.
We may face intense competition, including with our partners, as we grow, which could limit our ability to maintain or expand market share within our industry and could adversely impact our business.
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
In addition, as we and our partners, including our integration partners for EHR and PM solutions, grow and expand our product offerings, our partners could offer more competitive services. Some of our partners offer, or may begin to offer, services, including patient intake and engagement services, payment processing tools and targeted patient communication services, in the same or similar manner as we do. Although there are many potential opportunities for, and applications of, these services, our partners may seek opportunities or target new clients in areas that may overlap with those that we have chosen to pursue. Such competition from our partners may adversely affect our business and results from operations.
We compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition, price and the ability to integrate our Platform solutions with various PM and EHR systems and other technology. Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. We also may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action and financial stress experienced by our clients. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected. We cannot be certain that we will be able to retain our current clients or expand our client base in this competitive environment. If we do not retain current clients or expand our client base, or if we have to renegotiate existing contracts, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.
If our existing clients are not satisfied with our services, it could have a material adverse effect on our business, financial condition, results of operations and reputation.
We depend on our existing clients’ satisfaction with our products and services. We expect to derive a significant portion of our revenue from renewal of existing clients’ contracts and sales of additional applications and services to existing clients. As part of our growth strategy, we have recently focused on expanding our services amongst current clients. As a result, achieving a high client retention rate, expanding within clients and selling additional applications and services are critical to our future business, revenue growth and results of operations. We also believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients and the patients that they serve and to our ability to attract new clients. The promotion of our brand may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. In addition, the loss or dissatisfaction of any client could substantially harm our brand and reputation, inhibit widespread adoption of our solution and impair our ability to attract new clients.
Factors that may affect our client satisfaction and our ability to sell additional applications and services include, but are not limited to, the following:
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
•the business environment of our clients; and
•our ability to maintain and enhance our reputation and brand recognition.

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
The principal assumptions relating to our market opportunity include the number of healthcare providers currently taking appointments, the amount of annual out of pocket consumer spend for healthcare-related services, and the amount of annual spend by life sciences companies on digital patient engagement at the point of care. Our market opportunity is also based on the assumption that the strategic approach that our solution enables for our potential clients will be more attractive than competing solutions.
If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

If we experience interruptions or failure of our information technology and communication systems or we cannot implement our solution for clients or resolve any technical issues in a timely manner, we may lose clients and our reputation may be harmed.
Our clients utilize a variety of data formats, applications and infrastructure and our solution must support our clients’ data formats. Furthermore, the healthcare industry has shifted towards digitalized record keeping, and accordingly, many of our provider clients have developed their own software, or utilize third-party software, for practice management and secure storage of electronic medical records. Our ability to develop and maintain logic-based and scalable technology for patient intake management and engagement and payment processing that successfully integrates with our clients’ software systems for practice management and storage of electronic medical records is critical. If our Platform does not currently support a client’s required data format or appropriately integrate with clients’ systems, then we must configure our Platform to do so, which could increase our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our client relationships.

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
Historically, we have relied on a limited number of clients for a substantial portion of our total revenue and accounts receivable. The sudden loss of any of our larger clients, or the renegotiation of any of their contracts on less favorable terms, could adversely affect our operating results. Because we rely on a limited number of clients for a significant portion of our revenues, we depend on the creditworthiness of these clients. If the financial condition of our larger clients declines, our credit risk could increase. Should one or more of our significant clients declare bankruptcy, it could adversely affect the collectability of our accounts receivable and affect our bad debt reserves and net income.
We depend on our senior management team and certain key employees, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our success depends, in part, on the skills, working relationships and continued services of our founders, Chaim Indig (Chief Executive Officer) and Evan Roberts (Chief Operating Officer), and senior management team and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. The departure and replacement of one or more of our executive officers or other key employees would likely involve significant time and costs, may significantly delay or prevent the achievement of our business objectives and could materially harm our business.
In addition, we must attract, train and retain a significant number of highly skilled employees, including sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. We also believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new clients and to manage our existing client base. If we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer and our growth will be impeded.
Competition for qualified management and employees in our industry is intense, and identifying and recruiting qualified personnel and training them requires significant time, expense and attention. Many of the companies with which we compete for personnel have greater financial and other resources than we do. While we have entered into offer letters or employment agreements with certain of our executive officers, all of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to hire other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individual, or that a replacement could be hired on terms that are favorable to us.

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
There are inherent risks in integrating and managing acquisitions, and the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these or any future acquisitions. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:
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
We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our focus on the healthcare industry. For example, with respect to our provider clients, we receive a disproportionate increase in payment processing revenue from such clients during the first two to three months of the calendar year relative to the other months of the year, which is driven, in part, by the resetting of patient deductibles at the beginning of each calendar year. Sales for our life sciences solutions are also seasonal, primarily due to the annual spending patterns of our clients. This portion of our sales is usually the highest in the fourth quarter of each calendar year. While we believe we have visibility into the seasonality of our business, our rapid growth rate over the last several years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.
Our business and growth strategy depend on our ability to maintain and expand a network of provider clients. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.
Our success is dependent upon our continued ability to maintain a network of qualified provider clients. If we are unable to recruit and retain qualified provider clients, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, healthcare groups and professionals could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our clients and the patients that they serve or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with qualified healthcare groups and professionals also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost-effective client contracts may result in a loss of or inability to grow our client base, higher costs, healthcare provider network disruptions, less attractive service for our clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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
Our payments platform is a core element of our business. For the fiscal year ended January 31, 2021, our payments platform generated 34% of our total revenue. Our future success depends in large part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to their healthcare providers through our payments platform, were to be reduced as a result of disruptions in the payment processing industry, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations.
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
A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, known as the Durbin Amendment empowered the Federal Reserve Board, or FRB, to establish and regulate a cap on the interchange fees that merchants pay banks for electronic clearing of debit card transactions. The final rule implementing the Durbin Amendment established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions, and it established a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, limiting the fee revenue to debit card issuers and payment processors. HSA-linked payment cards are currently exempt from the rule, assuming the card is the only means of access to the underlying funds (except when all remaining funds are provided to the cardholder in a single transaction). The FRB is empowered to issue amendments to the rule, or a state or federal legislative body could enact new legislation, which could change the scope of the current rule and the basis upon which interchange rate caps are calculated. To the extent that HSA-linked payment cards and other exempt payment cards used on our Platform (or their issuing banks) lose their exempt status under the current rules or if the current interchange rate caps applicable to other payment cards used on our Platform are increased, any such amendment, rule making, or legislation could impact interchange rates applicable to payment card transactions processed through our Platform. As a result, this could decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.
Risk related to our data and intellectual property
Privacy concerns or security breaches relating to our Platform could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
We collect, process and store significant amounts of data concerning our clients, including data pertaining to personally identifiable information, such as payment data and protected health information, of patients received in connection with the utilization of our Platform by patients of our healthcare provider and life sciences clients. While we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems.
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
Like all internet services, our service is vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks or similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products, or failure to prevent software bugs, to the satisfaction of our clients or the health and safety of their patients, such events may harm our reputation and our ability to retain existing clients, and negatively affect our clients and their patients. We have in place systems and processes that are designed to protect our data, prevent data loss, disable undesirable accounts and activities on our Platform and prevent or detect security breaches, we cannot assure you that such measures will provide absolute security. If an actual or perceived breach of security occurs to our systems or a third party’s systems, we also could be required to expend significant resources to mitigate the breach of security, pay any applicable fines and to address matters related to any such breach, including notifying users or regulators.

We are subject to data privacy and security laws and regulations governing our collection, use, disclosure, or storage of personally identifiable information, including protected health information and payment card data, which may impose restrictions on us and our operations and subject us to penalties if we are unable to fully comply with such laws.
Numerous federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. In addition, in the future, industry requirements or guidance, contractual obligations, and/or legislation at both the federal and the state level may limit, forbid or regulate the use or transmission of health information outside of the United States. These developments, if adopted, could render our use of Canadian employees for work related to such data impracticable or substantially more expensive.
We are a “Business Associate” as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and their implementing regulations, collectively referred to as HIPAA. The U.S. Department of Health and Human Services, or HHS, Office of Civil Rights, or OCR, may impose civil penalties on a Business Associate for a failure to comply with any HIPAA requirement. The U.S. Department of Justice, or the DOJ, is responsible for criminal prosecutions under HIPAA. A Business Associate can also face criminal penalties for HIPAA violations. Penalties can vary significantly depending on a number of factors, such as whether the Business Associate’s failure to comply was due to willful neglect. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for recklessness in misusing individuals’ health information.
Other federal and state laws restrict the use and protect the privacy and security of personally identifiable information are, in many cases, not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business.
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
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States, such as the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020 and has been amended several times. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2020 (with certain provisions having retroactive effect to January 1, 2022). Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CRA contain exceptions for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CRA or other such future laws, regulations and standards may have on our business. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA contains an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA or other such future laws, regulations and standards may have on our business.
Future laws, regulations, standards, obligations amendments, and changes in the interpretation of existing laws, regulations, standards and obligations could impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our Platform, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards and contractual obligations could impair our or our customers’ ability to collect, use or disclose information relating to patients or consumers, which could decrease demand for our platform offerings, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. Accordingly, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.
In addition to government regulation and the securities laws, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards, or PCI-DSS, and Security Organization Control 2 (SOC 2), with which we are currently compliant. In the event we fail to comply with the PCI-DSS or fail to maintain our Security Organization Control 2 or receive recertification from HITRUST, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.
Any failure or perceived failure by us to comply with federal or state laws or regulations, industry standards or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our clients to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit retention of our Platform by existing clients or adoption of our Platform by new clients.

If our intellectual property is not adequately protected, we may not be able to build name recognition, protect our technology and products, and our business may be adversely affected.
Our business depends on proprietary technology and content, including software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We rely on a combination of trademark, trade-secret and copyright laws, confidentiality procedures and contractual provisions to protect our intellectual property rights in our proprietary technology, content and brand. We are pursuing the registration of our trademarks and service marks in the United States. We may, over time, increase our investment in protecting our intellectual property through additional trademark, patent and other intellectual property filings that could be expensive and time-consuming. Effective trademark, trade-secret and copyright protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. These measures, however, may not be sufficient to offer us meaningful protection. If we are unable to protect our intellectual property and other proprietary rights, our brand, competitive position and business could be harmed, as third parties may be able to dilute our brand or commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings or other competitive harm.
Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could result in harm to our brand or our ability to compete and reduce demand for our technology and products. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our products and services rely on technologies and software developed by or licensed from third parties. Any disruption or disturbance in such third-party products or services, which we have experienced in the past, could interrupt the operation of our Platform. We may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.
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
We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source software. Our use of third-party technologies and open source software exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.
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

We store and display data for use by healthcare providers in handling patient intake and engagement, including patient health information. Our clients, their patients, or third parties provide us with most of this data. If this data is incorrect or incomplete or if we make mistakes in the capture or input of this data, adverse consequences may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our storage and display of health information exposes us to liability for wrongful delivery or handling of healthcare services or erroneous health information. While we maintain insurance coverage, we cannot be certain that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.
Risks related to regulation

The healthcare regulatory and political framework is uncertain and evolving.
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act, or ACA, was adopted, which is a healthcare reform measure that provides healthcare insurance for approximately 30 million additional Americans. The ACA includes a variety of healthcare reform provisions and requirements that became effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in federal court, including a constitutional challenge in the U.S. Supreme Court, which is expected to rule on the case in Spring 2021. Pending the Supreme Court’s decision, the ACA remains in effect, but it is unclear how this decision, and other efforts to repeal or further modify the ACA, particularly given the new administration, will impact the ACA and our business.

Further, on March 9, 2020, the HHS, Office of the National Coordinator for Health Information Technology, or ONC, and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information, or EHI, by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act, or Cures Act, regarding interoperability and “information blocking,” and create significant new requirements for health care industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. The new rules create significant new requirements for health care industry participants, and require certain electronic health record technology to incorporate standardized application programming interfaces, or APIs, to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC will also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implements the information blocking provisions of the Cures Act and identified eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. In light of the COVID-19 public health emergency, on October 29, 2020, HHS released an interim final rule delaying compliance dates for certain aspects of the final rule in light of pressures placed on the healthcare industry by the ongoing COVID-19 pandemic. Additionally, the Biden administration’s moratorium on Trump-era regulations that are not yet effective may further impact this rule. We continue to monitor the impact of these rules and any delays that may take place. However, it is unclear how the Biden administration’s moratorium on Trump-era regulations that are not yet effective may further impact this rule. As currently drafted, certified API Developers must comply with new administrative requirements by April 5, 2021 and must provide all certified API technology by December 31, 2022.
The final CMS rule focuses on patients enrolled in Medicare Advantage plans, Medicaid and Children's Health Insurance Program (CHIP) fee-for-service programs, Medicaid managed care plans, CHIP managed care entities, and qualified health plans on the federally-facilitated exchanges, and enacts measures to enable patients to have both their clinical and administrative information travel with them. By January 1, 2021, payors had to make patient data dating back to January 1, 2016 available through an APO. As a result of COVID-19 and to provide additional flexibility to payors, CMS will exercise enforcement discretion for a period of six months in connection with the Patient Access API and Provider Directory API provisions of the final CMS rule and therefore will not enforce these new requirements until July 1, 2021.
These rules constitute a significant departure from previous regulations regarding patient data. While these rules may benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, they may also make it easier for other similar companies to enter the market, creating increased competition and reducing our market share. It is unclear at this time what the costs of compliance with the final rules will be, and what additional risks there may be to our business.
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
On December 2, 2020, the OIG published further modifications to the federal Anti-Kickback Statute in the Federal Register. Under the final rule, the OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. On the same day, CMS published a final rule that provides a safe harbor for value-based compensation agreements under the Stark Law. However, the U.S. Government Accountability Office, or GAO, found that these final rules did not meet the sixty-day delay required under the Congressional Review Act, or CRA. Additionally, on January 20, 2021, the Biden administration issued a moratorium on all Trump-era rules that have not yet taken effect. Due to the CRA delay and the Biden administration moratorium, it is not clear when these safe harbors and exceptions will be effective. HIPAA, as amended by the HITECH Act, and their respective implementing regulations, also impose criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payers) or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
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
Our employees in Canada are subject to the laws and regulations of the government of Canada and its subdivisions.

Certain of our employees are based in Canada and are subject to additional laws and regulations by the government of Canada, as well as its provinces. These include Canadian federal and local corporation requirements, restrictions on exchange of funds, employment-related laws and qualification for tax status. If we fail to comply with Canadian laws and regulations, or if the government of Canada or its provinces determines that our corporate actions do not comply with applicable Canadian law, we could face sanctions or fines, which could have a material adverse effect on our business.

Risks relating to our dependence on third parties

We rely on a limited number of third-party suppliers and contract manufacturers to support our products, and a loss or degradation in performance of these suppliers and contract manufacturers could have a negative effect on our business, financial condition and results of operations.
We rely on third-party suppliers and contract manufacturers for the materials and components used to operate our Phreesia Platform and product offerings, and to manufacture and assemble our hardware, including the PhreesiaPad and our on-site kiosks, which we refer to as Arrivals Kiosks. We rely on a sole supplier, for example, as the manufacturer of our PhreesiaPads and Arrivals Kiosks, which help drive our business and support our provider, patient processing and life sciences offerings. In connection with these services, our supplier builds new hardware for us and refurbishes and maintains existing hardware.
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

Risks relating to taxes and accounting standards
Changes in tax regulations and accounting standards, or changes in related judgments or assumptions could materially impact our financial position and results of operation.
We are subject to federal and state income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. We are now registered in all states that assess sales taxes. Although we believe our tax practices and provisions are reasonable, the final determination of tax audits and any related litigation, changes in the taxation of our activities and proposed changes in tax laws could cause the ultimate settlement of our tax liabilities to be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made, which could materially impact our financial results. Further, any changes in the taxation of our activities, including certain proposed changes in U.S. tax laws, may increase our effective tax rate and adversely affect our financial position and results of operations. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.
Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments could significantly impact our consolidated financial statements. In some cases, we could be required to delay the filing of our consolidated financial statements, or to apply a new or revised standard retroactively, resulting in restating prior period consolidated financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2021, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $199.1 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act of 2017, as amended by The Coronavirus Aid, Relief, and Economic Security (CARES) Act, of 2020, the amount of post 2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.
Risks relating to our indebtedness
In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the fiscal year ended January 31, 2021 our net cash provided by operating activities was $2.9 million. As of January 31, 2021, we had $218.8 million of cash and cash equivalents, which are held for working capital purposes. As of January 31, 2021, we had no outstanding borrowings under our revolving line of credit, with the ability to borrow up to $50.0 million under the revolving line of credit included in the Second Amended and Restated Loan and Security Agreement (the "Second SVB Facility”).

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
The credit agreement governing the Second SVB Facility contains certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, create subsidiaries, enter into certain transactions with affiliates, and transfer or dispose of assets as well as financial covenants requiring us to maintain a specified level of recurring revenue growth, a specified maximum funded debt to recurring revenue ratio and a specified amount of minimum liquidity.
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

Risks relating to ownership of our common stock

Risks related to investment in our securities
Our share price has been and may in the future be volatile, and you could lose all or part of your investment.
The trading price of our common stock has been and may be volatile and subject to wide price fluctuations in response to various factors, including:
•market conditions in the broader stock market in general, or in our industry in particular;
•the impact of COVID-19 on the economy, our company, our customers, suppliers or employees;
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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
Additionally, the number of shares of our common stock reserved for issuance under our 2019 Stock Option and Incentive Plan, or the 2019 Plan, automatically increased on February 1, 2020 and will automatically increase each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 or such lesser number of shares determined by the administrator of the 2019 Plan. As a result, our stockholders may experience additional dilution.
In addition, certain of our employees, executive officers, and directors have entered or may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, nonpublic information.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting. We may be exposed to potential risks if we are unable to comply with these requirements.
As a public company, we are subject to the periodic reporting requirements of the Exchange Act and incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the SEC and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We have limited experience complying with Section 404, and such compliance may require that we incur substantial accounting expenses and expend significant management efforts. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements, we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities and our business could be harmed.
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
Our amended and restated certificate of incorporation, or our certificate of incorporation, and our second amended and restated bylaws, or, as amended, our bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, or DGCL, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our certificate of incorporation and our bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors or cause us to take other corporate actions. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
Our bylaws designate certain specified courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Chancery Court, will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the Southern District of New York will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. Our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
In order to remain competitive, we are continually involved in a number of projects to compete with new market entrants by developing new services, growing our client base and penetrating new markets. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our clients.

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
We believe demand for our products and services has been driven in large part by increasing patient responsibility, engagement and consumerism, high deductible health plans and declining reimbursements. Our ability to streamline the intake process and critical workflows in order to improve provider and staff efficiency and patient engagement to allow for optimal allocation of resources will be critical to our business. Our success also depends on the ability of our Platform to increase patient engagement, and our ability to demonstrate the value of our Platform to provider clients, patients and life sciences companies. If our existing clients do not recognize or acknowledge the benefits of our Platform or our Platform does not drive patient engagement, then the market for our products and services might not develop at all, or it might develop more slowly than we expect, either of which could adversely affect our operating results.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease 16,120 square feet of office space at 434 Fayetteville Street, Raleigh, NC 27601. The lease expires in 2023. We also lease 19,074 square feet of office space at 1 Hines Road, Suite 110, Kanata Ontario K2K 3C7. This lease expires in 2021.

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
The following graph shows a comparison from July 18, 2019, the date on which our common stock first began trading the NYSE, through January 31, 2021 of the cumulative total stockholder return on our common stock, the NYSE Composite Index, S&P 500, and the S&P 1500 Composite Software and Services Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance. We added the S&P 1500 Composite Software and Services Index to the graph this year to compare the total return on our stock to a peer group of similar companies.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stockholders

We had approximately 48 stockholders of record as of March 26, 2021; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate declaring or paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, restrictions that may be imposed by applicable law and our contracts and other factors the board of directors deems relevant. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of our credit facility with the Second SVB Facility.

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
On February 28, 2019, we issued to WestRiver Innovation Lending Fund VII, L.P. a warrant to purchase up to 75,137 shares of our common stock at an exercise price of $8.02 per share. On November 6, 2020, we issued 60,388 shares of our common stock upon the cashless exercise of the warrant based on a fair market value of $40.72 per share as determined under the terms of such warrant.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe that such transactions were exempt from the registration requirements of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, by virtue of Section 4(a)(2) of the Securities Act because the issuance of such securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with the distribution thereof. All recipients had adequate access, through their relationships with us, to information about us.
Issuer Purchases of Equity Securities

Not applicable.

Use of Proceeds from Sales of Registered Securities
On July 22, 2019, we closed our IPO of 10,681,423 shares of common stock, consisting of 7,812,500 shares issued and sold by us and 2,868,923 shares sold by certain of our selling stockholders. The price per share to the public was $18.00. We received aggregate proceeds of $130.8 million from the IPO, net of underwriters’ discounts and commissions of $9.8 million, and before deducting offering costs of approximately $6.4 million. The proceeds to us were used in line with the section titled “Use of Proceeds” in the prospectus for our IPO. All of the shares issued and sold in the offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-232264), which was declared effective by the SEC on July 17, 2019. J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and William Blair & Company L.L.C. acted as joint book-running managers of the offering and as representatives of the underwriters. No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10% or more of any class of our equity securities or to any other affiliates.
There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus, dated July 17, 2019 and filed with the SEC on July 19, 2019 pursuant to Rule 424(b) of the Securities Act.
We are holding the balance of the net proceeds in cash, cash equivalents and investments. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.

Item 7. Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends January 31. References to fiscal 2021, 2020, and 2019 refer to the fiscal years ended January 31, 2021, 2020, and 2019.

Basis of Presentation

This management's discussion and analysis discusses our financial condition and results of operations for the years ended January 31, 2021 and 2020. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2020 for a comparison of the year ended January 31, 2020 to the year ended January 31, 2019.
Financial Highlights
Fiscal 2021
•Total revenue increased 19% to $148.7 million in fiscal 2021, compared with $124.8 million in fiscal 2020.
•Net loss was $27.3 million in fiscal 2021, compared with $20.3 million in fiscal 2020.
•Adjusted EBITDA was positive $3.8 million in fiscal 2021, compared with positive $4.8 million in fiscal 2020.
•Cash provided by operating activities was $2.9 million in fiscal 2021, compared with $0.8 million in fiscal 2020.
•Free cash flow was negative $15.7 million in fiscal 2021 compared with negative $11.5 million in fiscal 2020.
For a reconciliation of Adjusted EBITDA to net loss and free cash flow to cash provided by operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”

Overview

We are a leading provider of comprehensive software solutions that transform the healthcare experience by engaging patients in their care and enabling healthcare provider organizations to optimize operational efficiency, improve profitability and enhance clinical care and safety. As evidenced in industry survey reports from KLAS, we have been recognized as a leader based on our integration capabilities with healthcare provider organizations, the broad adoption of our patient intake functionalities, our response to the COVID-19 pandemic and by overall client satisfaction. Through the SaaS-based Phreesia Platform, which we refer to as the Phreesia Platform or our Platform, we offer provider clients a robust suite of solutions to manage the patient intake process and an integrated payments solution for secure processing of patient payments. Our Platform also provides life sciences companies with an engagement channel for targeted and direct communication with patients.
We serve an array of healthcare provider organizations of all sizes, ranging from single-specialty practices, which include internal and family medicine, urology, dermatology, and orthopedics, to large, multi-specialty groups and health systems. Our life sciences revenue is generated from clients in the pharmaceutical, biotechnology and medical device industries.
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
We market and sell our products and services to provider clients throughout the United States using a direct sales organization. Our demand generation team develops content and identifies prospects that our sales development team researches and qualifies to generate high-grade, actionable sales programs. Our direct sales force executes on these qualified sales programs, partnering with client services to ensure prospects are educated on the breadth of our capabilities and demonstrable value proposition, with the goal of attracting and retaining clients and expanding their use of our Platform over time. Most of our Platform solutions are contracted pursuant to annual, auto-renewing agreements. Our sales typically involve competitive processes and sales cycles have, on average, varied in duration from three months to six months, depending on the size of the potential client. In addition, through Phreesia University (Phreesia’s in-house training program), events, client conferences and webinars, we help our provider clients optimize their businesses and, as a result, support client retention.
We also sell products and services to pharmaceutical brands and advertising agencies through our direct sales and marketing teams.

Since our inception, we have not marketed or sold our products internationally. Accordingly, all of our revenue from historical periods has come from the United States, and our current strategy is to continue to focus our sales efforts within the United States.
Our revenue growth has been primarily organic and reflects our significant addition of new provider clients and increased revenue from existing clients. New provider clients are defined as clients that go live in the applicable period and existing provider clients are defined as clients that go live in any period before the applicable period.

Recent developments
COVID-19

In March 2020, the World Health Organization declared the ongoing outbreak of a novel strain of coronavirus (COVID-19) a pandemic and the United States declared a national emergency with respect to COVID-19. The impact of the COVID-19 pandemic has been widespread and rapidly evolving, and has led to the implementation of various responses over the last year, including government-imposed quarantines, travel restrictions, business and school closures, and other public health safety measures. During the last few months, several vaccines for COVID-19 received FDA approval and are currently being administered across the country. Despite growing vaccination rates, we believe COVID-19 will continue to impact the normal operations of our clients, which are primarily healthcare providers. Because our business relies, in part, on the growth and success of our clients, any disruption to our clients' operations will impact our revenue as follows:
•Subscription and related services: Disruptions to provider operations impact our subscription and related services revenue because of disruptions to sales processes and client implementations.
•Payment processing: Any decline in non-essential and elective patient visits directly impacts the revenue we receive from payment processing tools.
•Life sciences: Because our life sciences revenue is driven by the number of patients receiving targeted messages, a decline in patient visits may impact our revenue earned through patient engagement.

During the third quarter of fiscal 2021, patient visits returned to pre-pandemic levels as restrictions were lifted. During the fourth quarter of fiscal 2021, patient visits remained stable despite a surge in COVID-19 cases. We have seen positive trends as a result of our ability to use our Platform and solutions to assist our healthcare provider clients as they implement new safety protocols in order to continue to see patients, including minimizing contact during intake of patients, mobile check-in, transitioning patients to telehealth visits and enabling providers to screen patients for COVID-19 risk factors. Our COVID-19 screening module was used in over 45 million patient screenings during fiscal 2021. In addition to patient screenings, health care provider clients are also using our COVID-19 Vaccination Management Solution to manage vaccine delivery and identify vaccine-hesitant patients.

Given the unknown timeline and the near-term uncertainty of COVID-19's impact on our business, there continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time.

Acquisition of QueueDr

On January 8, 2021, we acquired QueueDr Inc. (QueueDr), a SaaS technology company. Over time, we believe the underlying QueueDr technology will enhance our appointments solutions and the overall value of the Phreesia platform to healthcare providers. The total consideration for the acquisition consists of $5.8 million in cash, $2.1 million of liabilities incurred and $2.2 million in performance-related contingent payments. See Note 17 - Acquisitions in Part II - Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisition of QueueDr.

Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	For the fiscal year ended January 31,		Change
	2021	2020	Amount	%
Key Metrics:
Provider clients (average over period)	1,711	1,571	140	9%
Average revenue per provider client	$69,499	$65,486	$4,013	6%

•Provider clients. We define provider clients as the average number of healthcare provider organizations that generate revenue each month during the applicable period. In cases where we act as a subcontractor providing white-label services to our partner's clients, we treat the contractual relationship as a single provider client. We believe growth in the number of provider clients is a key indicator of the performance of our business and depends, in part, on our ability to successfully develop and market our Platform to healthcare provider organizations that are not yet clients. While growth in the number of provider clients is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future provider client growth. For example, as the number of provider clients increases, we may need to add to our customer support team and invest to maintain effectiveness and performance of our Platform and software for our provider clients and their patients.
•Average revenue per provider client. We define average revenue per provider client as the total subscription and related services and payment processing revenue generated from provider clients in a given period divided by the average number of provider clients that generate revenue each month during that same period. We are focused on continually delivering value to our provider clients and believe that our ability to increase average revenue per provider client is an indicator of the long-term value of the Phreesia platform.

Additional Information

	For the fiscal year ended January 31,		Change
	2021	2020	Amount	%
Patient payment volume (in millions)	$1,997	$1,865	$132	7%
Payment facilitator volume percentage	81%	82%	(1)%	(1)%

•Patient payment volume. We believe that patient payment volume is an indicator of both the underlying health of our provider clients’ businesses and the continuing shift of healthcare costs to patients. We measure patient payment volume as the total dollar volume of transactions between our provider clients and their patients utilizing our payment platform, including via credit and debit cards that we process as a payment facilitator as well as cash and check payments and credit and debit transactions for which Phreesia acts as a gateway to other payment processors.

•Payment facilitator volume percentage. We define payment facilitator volume percentage as the volume of credit and debit card patient payment volume that we process as a payment facilitator as a percentage of total patient payment volume. Payment facilitator volume is a major driver of our payment processing revenue.

Results of operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	For the fiscal years ended January 31,		For the fiscal years ended January 31,
(in thousands)	2021	2020	2021	2020
Revenue
Subscription and related services	$69,042	$56,357	46%	45%
Payment processing fees	49,900	46,500	34%	37%
Life sciences	29,735	21,927	20%	18%
Total revenue	148,677	124,784	100%	100%
Expenses
Cost of revenue (excluding depreciation and amortization)	23,461	16,831	16%	13%
Payment processing expense	28,925	27,889	19%	22%
Sales and marketing	42,972	32,357	29%	26%
Research and development	22,622	18,623	15%	15%
General and administrative	40,460	30,458	27%	24%
Depreciation	9,770	8,753	7%	7%
Amortization	6,138	5,171	4%	4%
Total expenses	174,348	140,082	117%	112%
Operating loss	(25,671)	(15,298)	(17)%	(12)%
Other income (expense), net
Other income (expense), net	1	(1,023)	—%	(1)%
Change in fair value of warrant liability	—	(3,307)	—%	(3)%
Interest (expense) income, net	(1,573)	(2,445)	(1)%	(2)%
Total other (expense) income, net	(1,572)	(6,775)	(1)%	(5)%
Net loss before (provision for) benefit from income taxes	(27,243)	(22,073)	(18)%	(18)%
(Provision for) benefit from income taxes	(49)	1,780	—%	1%
Net loss	$(27,292)	$(20,293)	(18)%	(16)%

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

In addition, we receive certain fees from provider clients for professional services associated with our implementation services as well as travel and expense reimbursements, shipping and handling fees, sales of hardware (PhreesiaPads and Arrivals Kiosks), on-site support and training.
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through the Phreesia Platform. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 81% and 82% of our patient payment volume in fiscal 2021 and 2020, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions.
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
Research and development
Research and development expense consists of costs to develop our products and services that do not meet the criteria for capitalization as internal-use software. These costs consist primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation for our development personnel. Research and development expense also includes product management, life sciences analytics costs, third-party partner fees and third-party consulting fees, offset by any internal-use software development cost capitalized during the same period.
General and administrative
General and administrative expense consists primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation for our executive, finance, legal, security, human resources, information technology and other administrative personnel. General and administrative expense also includes consulting, legal, security, accounting services and allocated overhead. We expect general and administrative expense to continue to increase in absolute dollars as we grow our operations and continue to operate as a public company, although we expect such expense to begin to decline as a percentage of total revenue over time.
Depreciation
Depreciation represents depreciation expense for PhreesiaPads and Arrivals Kiosks, data center and other computer hardware, purchased computer software, furniture and fixtures and leasehold improvements.

Amortization
Amortization primarily represents amortization of our capitalized internal-use software related to the Phreesia Platform as well as amortization of acquired intangible assets.
Other income (expense), net
Our other expense and income line items consist of the following:
•Other income (expense), net. Other income (expense), net consists of foreign currency-related gains and losses, losses on extinguishment of debt and other miscellaneous income (expense).
•Change in fair value of warrant liability. Prior to our initial public offering, the Company had preferred stock warrants that were marked to market based on third-party valuations and the change in fair value was recorded in other income (expense), net. Upon the closing of our IPO, the outstanding warrants to purchase shares of preferred stock automatically converted into warrants to purchase shares of common stock. Upon such conversion, we reclassified the warrants to equity and recorded the then current value of the warrant liability on the date of reclassification to additional paid-in-capital, a component of stockholders’ equity.
•Interest income. Interest income consists of interest earned on our cash and cash equivalent balances. Interest income has not been material to our operations to date.
•Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations as well as amortization of discounts and deferred financing costs.
(Provision for) benefit from income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that certain deferred tax assets as of January 31, 2021 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax assets totaling approximately $54.6 million and $35.4 million as of January 31, 2021 and 2020, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.
Comparison of fiscal 2021 versus fiscal 2020
Revenue (in thousands)

	Fiscal year ended January 31,
	2021	2020	$ Change	% Change
Subscription and related services	$69,042	$56,357	$12,685	23%
Payment processing fees	49,900	46,500	3,400	7%
Life sciences	29,735	21,927	7,808	36%
Total revenue	$148,677	$124,784	$23,893	19%
•Subscription and related services. Our subscription and related services revenue from healthcare organizations increased $12.7 million to $69.0 million for fiscal 2021, as compared to $56.4 million for fiscal 2020, primarily due to new provider clients added in fiscal 2021 as well as expansion of and cross-selling to existing provider clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $3.4 million to $49.9 million for fiscal 2021, as compared to $46.5 million for fiscal 2020 due to the addition of more provider clients, expansion of existing provider clients, and increased patient financial responsibility for their care, partially offset by the impact of COVID-19, which decreased patient visits.
•Life sciences. Our revenue from life science clients for digital marketing increased $7.8 million to $29.7 million for fiscal 2021, as compared to $21.9 million for fiscal 2020 due to an increase in new digital marketing solutions programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Fiscal year ended January 31,
(in thousands)	2021	2020	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$23,461	$16,831	$6,630	39%
Cost of revenue (excluding depreciation and amortization) increased $6.6 million to $23.5 million for fiscal 2021, as compared to $16.8 million for fiscal 2020. The increase resulted primarily from higher headcount and associated compensation cost as well as higher data center costs, both driven by growth in revenue. The timing of investments in headcount and data center costs occur prior to the recognition of related revenue.
Stock compensation incurred related to cost of revenue was $0.6 million and $0.1 million for fiscal 2021 and fiscal 2020, respectively.
Payment processing expense

	Fiscal year ended January 31,
(in thousands)	2021	2020	$ Change	% Change
Payment processing expense	$28,925	$27,889	$1,036	4%
Payment processing expense increased $1.0 million to $28.9 million in fiscal 2021, as compared to $27.9 million for fiscal 2020. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year period, partially offset by certain lower cost payment routing.
Sales and marketing

	Fiscal year ended January 31,
(in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$42,972	$32,357	$10,615	33%
Sales and marketing expense increased $10.6 million to $43.0 million for fiscal 2021, as compared to $32.4 million for fiscal 2020. The increase was primarily attributable to a $9.9 million increase in total compensation costs driven by a growth in sales and marketing headcount to support anticipated growth.
Stock compensation incurred related to sales and marketing expense was $3.5 million and $1.4 million for fiscal 2021 and fiscal 2020, respectively.
Research and development

	Fiscal year ended January 31,
(in thousands)	2021	2020	$ Change	% Change
Research and development	$22,622	$18,623	$3,999	21%
Research and development expense increased $4.0 million to $22.6 million for fiscal 2021, as compared to $18.6 million for fiscal 2020. The increase resulted primarily from a $3.9 million increase in total compensation costs driven by an increase in headcount to support our product development efforts.
Stock compensation incurred related to research and development expense was $2.0 million and $0.8 million in fiscal 2021 and fiscal 2020, respectively.
General and administrative

	Fiscal year ended January 31,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$40,460	$30,458	$10,002	33%
General and administrative expense increased $10.0 million to $40.5 million for fiscal 2021, as compared to $30.5 million for fiscal 2020. The increase resulted primarily from a $9.4 million increase in total compensation costs driven by an increase in headcount to support our growth as a public company.

Stock compensation incurred related to general and administrative expense was $7.4 million and $3.9 million in fiscal 2021 and fiscal 2020, respectively.
Depreciation

	Fiscal year ended January 31,
(in thousands)	2021	2020	$ Change	% Change
Depreciation	$9,770	$8,753	$1,017	12%
Depreciation expense increased $1.0 million to $9.8 million for fiscal 2021, as compared to $8.8 million for fiscal 2020. The increase was primarily attributable to higher data center depreciation, partially offset by lower PhreesiaPads and Arrivals Kiosks depreciation.
Amortization

	Fiscal year ended January 31,
(in thousands)	2021	2020	$ Change	% Change
Amortization	$6,138	$5,171	$967	19%
Amortization expense increased $1.0 million to $6.1 million for fiscal 2021, as compared to $5.2 million for fiscal 2020. The increase was primarily driven by increased amortization of capitalized internal-use software development costs.

Other income (expense), net

	Fiscal year ended January 31,
(in thousands)	2021	2020	$ Change	% Change
Other income (expense), net	$1	$(1,023)	$1,024	(100%)
Other income (expense), net changed by $1.0 million to income of less than $0.1 million for fiscal 2021 as compared to expense of $1.0 million for fiscal 2020. Fiscal 2020 included a loss recognized on extinguishment of debt of $1.1 million.
Change in fair value of warrant liability

	Fiscal year ended January 31,
(in thousands)	2021	2020	$ Change	% Change
Change in fair value of warrant liability	$—	$(3,307)	$3,307	(100%)
Change in fair value of warrant liability represents the change in fair value of preferred stock warrants from the beginning of fiscal 2020 until the warrants were converted to common stock warrants in connection with the IPO in July 2019. Subsequent to the IPO, we recorded no change in fair value of warrant liability because our common stock warrants were reclassified as equity.

Interest (expense) income, net

	Fiscal year ended January 31,
(in thousands)	2021	2020	$ Change	% Change
Interest (expense) income, net	$(1,573)	$(2,445)	$872	(36%)
Interest expense, net decreased $0.9 million to $1.6 million for fiscal 2021, as compared to $2.4 million for fiscal 2020. The decrease is primarily attributable to lower average debt balances due to repayment of debt with the proceeds of our equity offerings, our debt refinancing in May 2020 that resulted in a lower interest rate as well as an increase in interest income earned on cash held in money market accounts.

(Provision for) benefit from income taxes

	Fiscal year ended January 31,
(in thousands)	2021	2020	$ Change	% Change
(Provision for) benefit from income taxes	$(49)	$1,780	$(1,829)	(103%)
(Provision for) benefit from income taxes changed to a provision of less than $0.1 million for fiscal 2021, as compared to a benefit of $1.8 million for fiscal 2020. The current year provision relates primarily to utilization of net operating loss carryforwards and state income taxes, partially offset by a decrease in the Company's valuation allowance in connection with acquisitions, while the prior year benefit relates to a decrease in the valuation allowance for a portion of deferred tax assets and revision of tax positions from prior years that resulted in the elimination of tax liabilities.
Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss before interest expense (income), net, provision for (benefit from) income taxes, depreciation and amortization, and before stock-based compensation expense, change in fair value of warrant liability, change in fair value of contingent consideration liabilities and other (income) expense, net.
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
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) tax payments that may represent a reduction in cash available to us; or (4) interest expense (income), net; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2021	2020
Net loss	$(27,292)	$(20,293)
Interest expense (income), net	1,573	2,445
Provision for (benefit from) income taxes	49	(1,780)
Depreciation and amortization	15,908	13,924
Stock-based compensation expense	13,489	6,177
Change in fair value warrant liability	—	3,307
Change in fair value of contingent consideration liabilities	71	—
Other (income) expense, net	(1)	1,023
Adjusted EBITDA	$3,797	$4,803

We calculate free cash flow as net cash provided by (used in) operating activities less capitalized internal-use software development costs and purchases of property and equipment.
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
The following table presents a reconciliation of free cash flow from net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$2,890	$826
Less:
Capitalized internal-use software	(7,334)	(5,305)
Purchases of property and equipment	(11,241)	(7,015)
Free cash flow	$(15,685)	$(11,494)

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

On October 23, 2020, we completed a follow-on offering of its Common Stock, in which we issued and sold 5,750,000 shares of common stock at an issuance price of $32.00 per share resulting in net proceeds of $174,800, after deducting underwriting discounts and commissions, and before deducting third-party offering costs of $290.
As of January 31, 2021 and 2020, we had cash and cash equivalents of $218,781 and $90,315, respectively. Cash and cash equivalents consist of money market accounts and cash on deposit.
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
Silicon Valley Bank facility
In February 2019, we entered into a loan and security agreement with Silicon Valley Bank (SVB), or the First SVB Facility, which provided for a secured term loan facility and a revolving credit facility. On February 28, 2019, we borrowed $20.0 million as a term loan borrowing and used the proceeds to pay the outstanding principal amount under a loan and security agreement with another lender. See Note 6 to the Consolidated Financial Statements for additional information regarding the First SVB Facility.
We used a portion of the net proceeds from the IPO to fully repay our revolving line of credit with Silicon Valley Bank, which had an outstanding balance of $17.7 million as of the closing of the IPO on July 22, 2019.
On May 5, 2020, the Company entered into a Second Amended and Restated Loan and Security Agreement with SVB, or the Second SVB Facility. The Second SVB Facility provides for a revolving line of credit of up to $50.0 million (with options to increase up to $65.0 million). The Company transferred the outstanding balance on the First SVB Facility term loan, plus related prepayment fees, into the revolving credit borrowings outstanding under the Second SVB Facility. The Company incurred $0.5 million of fees in connection with the Second SVB Facility, including $0.4 million of fees to terminate the First SVB Facility and $0.1 million of fees to enter into the Second SVB Facility.
The Company repaid the outstanding balance on the Second SVB Facility in January 2021. As of January 31, 2021, the Company has no outstanding balance on the facility and $50.0 million of available borrowings under the facility.
Borrowings under the Second SVB Facility are payable on May 5, 2025 (the "Maturity Date"). Borrowings under the Second SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of the bank's prime rate or 4.5%. The interest rate will be reduced if the Company reaches certain defined Second SVB Facility Adjusted EBITDA levels. As of January 31, 2021, the interest rate on the Second SVB Facility was 4.5%. In addition to principal and interest due under the Second SVB Facility, the Company is required to pay an annual commitment fee of $0.1 million per year. The first facility fee payment of $0.1 million was paid during the year ended January 31, 2021.
In the event that the Company terminates the Second SVB Facility prior to the Maturity Date, the Company will be required to pay a termination fee equal to $0.2 million plus a percent of total borrowing capacity, both of which are reduced based on the amount of time elapsed before the termination.
Any Company obligations under the Second SVB Facility are secured by a first priority security interest in substantially all of the Company's assets, other than intellectual property. The Second SVB Facility includes a financial covenant that requires the Company to achieve specified levels of Adjusted EBITDA, as defined in the Second SVB Facility. This financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. The Company was in compliance with all covenants related to the Second SVB Facility as of January 31, 2021.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Fiscal year ended January 31,
(in thousands)	2021	2020
Cash provided by operating activities	$2,890	$826
Cash used in investing activities	(25,085)	(12,320)
Cash provided by financing activities	150,661	100,266
Net increase in cash and cash equivalents	$128,466	$88,772
Operating activities
The primary source of cash from operating activities is cash received from our customers. The primary uses of cash for operating activities are for payroll, payments to suppliers and employees, payments for operating leases, as well as cash paid for interest on our borrowings and finance leases and cash paid for various sales, property and income taxes.

During the fiscal years ended January 31, 2021 and 2020, cash provided by operating activities was $2.9 million and $0.8 million, respectively. During fiscal 2021 and 2020, our cash received from customers exceeded cash paid to employees and suppliers in connection with our normal operations.
Investing activities
During the fiscal year ended January 31, 2021, cash used in investing activities was $25.1 million, principally resulting from capital expenditures, the bulk of which consists of hardware used by clients and the purchase of data center equipment of $11.2 million, capitalized internal-use software costs of $7.3 million and $6.5 million used for the acquisition of QueueDr, net of cash acquired. See Note 17 - Acquisitions in Item 8 - Consolidated Financial Statements and Supplementary Data for additional information regarding the QueueDr acquisition.
During the fiscal year ended January 31, 2020, cash used in investing activities was $12.3 million, principally resulting from capital expenditures of $7.0 million and capitalized internal-use software costs of $5.3 million.
Financing activities
During the fiscal year ended January 31, 2021 net cash provided by financing activities was $150.7 million, consisting of $174.8 million in proceeds from the October 2020 offering of our common stock, net of underwriters' discounts and commissions, $4.4 million in proceeds from the issuance of common stock upon the exercise of stock options as well as $2.0 million in proceeds from an insurance financing arrangement, partially offset by $20.7 million used to repay the outstanding principal balance of the Second SVB Facility, $5.0 million used to pay tax withholdings on stock compensation awards, $4.3 million used for principal payments on finance leases and financing arrangements, $0.4 million used for debt and equity issuance and offering costs and $0.2 million for loan facility fee payments. The lender fees incurred in connection with the Second SVB Facility were transferred into the principal balance of the Second SVB Facility. We have included the transfer of the balance of the First SVB Facility and the fees that were transferred in connection with the Second SVB Facility within the supplemental non-cash investing and financing information on our consolidated statements of cash flows included in Part II, Item 8 of this Annual Report on Form 10-K.
During the fiscal year ended January 31, 2020, net cash provided by financing activities was $100.3 million. Our financing activities with equity holders consisted of $130.8 million in proceeds from our IPO (net of underwriters’ discounts and commissions), payment of $6.2 million in offering costs, and payment of dividends to holders of our Senior Convertible Preferred Stock in the aggregate amount of $15.0 million paid during the fiscal year ended January 31, 2020. Cash used for financing activities included $38.7 million used to repay borrowings and $1.9 million of principal payments on finance leases, partially offset by $29.9 million of proceeds from borrowings under the First SVB Facility.

Contractual obligations and commitments
The following summarizes our significant contractual obligations as of January 31, 2021:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$1,633	$1,145	$488	$—	$—
Interest on long-term debt	63	49	14	—	—
Finance lease obligations	10,266	4,142	5,650	474	—
Operating lease obligations	3,125	1,171	1,902	52	—
Purchase obligations	451	451	—	—	—
Contingent consideration	1,286	1,286	—	—	—
Total	$16,824	$8,244	$8,054	$526	$—

Off-balance sheet arrangements
As of January 31, 2021 and January 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical accounting policies and estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve revenue recognition, the fair value of assets acquired in business combinations, capitalized internal-use software, income taxes, and valuation of our stock-based compensation, including the underlying deemed estimated fair value of our preferred and common stock. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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

Subscription and related services
In most cases, we generate subscription revenue from clients based on the number of healthcare providers that utilize the Phreesia Platform, PhreesiaPads and Arrivals Kiosks and any other applications. Our provider clients are typically billed monthly in arrears, though in some instances provider clients may opt to be billed quarterly or annually in advance. Subscription fees are typically auto-debited from client’s accounts every month. Revenue for provider licenses is recognized over the term of the respective provider contract. Services revenues are recognized over the respective non-cancelable subscription term because of the continuous transfer of control to the client. Our subscription arrangements are considered service contracts, and the client does not have the right to take possession of the software. In certain arrangements, we lease the PhreesiaPads and Arrivals Kiosks through operating leases to our clients. Accordingly, these revenue transactions are accounted for using Accounting Standards Codification (ASC) 842, Leases.
In addition, subscription and related services includes certain fees from clients for professional services associated with implementation services as well as travel and expense reimbursements, shipping and handling fees, sales of hardware (PhreesiaPads and Arrivals Kiosks), on-site support and training. The majority of our professional services for implementation are not distinct from Phreesia’s Platform and are therefore recognized over the term of the contract. Revenue from sales of Phreesia hardware and training are recognized in the period they are delivered to clients.
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
We recognize the payment processing fees when the transaction occurs (i.e., when the processing services are completed). The transaction amount is collected from the cardholder’s bank via our third party payment processing partner and the card networks. The transaction amount is then remitted to our clients approximately two business days after the transaction occurs. At the end of each month, we charge our clients for any payment processing fees owed per our client contractual agreements. Similarly, at the end of each month, we remit payments to third-party payment processors and financial institutions for interchange and assessment fees, processing fees, and bank settlement fees.
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

Business combinations
We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. With the assistance of a third-party appraiser, we assessed the fair value of the assets of QueueDr. The fair value of the acquired technology was estimated using the relief from royalty method. The fair value of customer relationships was estimated using a multi period excess earnings method. To calculate fair value, we used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and records any adjustments to our preliminary estimates to goodwill provided that the we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the statement of operations.
The consideration transferred for business combinations includes the acquisition date fair value of contingent consideration. In connection with the QueueDr acquisition, we recorded contingent consideration liabilities within accrued expenses for amounts payable to the selling shareholders based on collections from QueueDr customers. The fair value of our contingent consideration liabilities are determined using a Monte-Carlo simulation which uses estimated cash flows and likelihoods of contract cancellation to estimate the expected payout based on collections and active status of the underlying customer contracts. The fair value of our contingent consideration liabilities is determined based on inputs which are not readily available in public markets. Therefore, we have categorized the liabilities as Level 3 in the fair value hierarchy. As of January 31, 2021, we have recorded contingent consideration liabilities of $1,286, and the maximum remaining amount payable for the contingent consideration liabilities is $1,549. Changes in the fair value of contingent consideration liabilities are included in general and administrative expense in the accompanying consolidated statements of operations.
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
Income taxes
An asset and liability approach is used for financial accounting and reporting of current and deferred income taxes. Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income or loss. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We follow ASC 740, Accounting for Uncertainty in Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition.
We have accumulated U.S. federal and state net operating loss carryforwards of approximately $199.1 million, and $124.5 million as of January 31, 2021 and 2020, respectively. These carryforwards will begin to expire in 2025. As of

January 31, 2021, the Company's foreign branch had net operating loss carryforwards of approximately $2.5 million, which may be available to offset future income tax liabilities and will expire beginning in 2030.
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
Due to uncertainty regarding the ability to realize the benefit of U.S. deferred tax assets primarily relating to net operating loss carryforwards, we have established valuation allowances to reduce deferred the U.S. deferred tax assets to an amount that is more likely than not to be realized. On the basis of this evaluation, we have recorded valuation allowances of $54.6 million and $35.4 million as of January 31, 2021 and 2020.
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
We record unrecognized tax benefits as liabilities related to our in accordance with ASC 740 and adjust these liabilities related to our operations when our judgment changes as a result of the evaluation of new information not previously available. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2021, we had no accrued interest or penalties related to uncertain tax positions.
Stock-based compensation for market-based performance stock units (PSUs)
We recognize the grant-date fair value of stock-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. We granted market-based performance stock units (PSUs) during fiscal 2021. We estimate the fair value of PSUs as follows:

Each award vests in zero to two shares of common stock based on the Company’s total stockholder return (TSR), relative to a peer group of companies on the Russell 3000 stock index. The Company estimates the fair value of the PSUs using a Monte Carlo Simulation model which projected TSR for Phreesia and each member of the peer group over the three year performance period. The following table summarizes the weighted average assumptions used in the Monte Carlo Simulation to estimate the fair value of the PSUs.

•Correlation coefficient: The correlation coefficient measures the correlation of our stock to the stock of the companies in the peer group. This coefficient is used to project the performance of our stock against our peers to estimate projected performance under the plan.
•Valuation date stock price: The valuation date stock price equals our closing traded stock price on the date of grant.
•Simulation term. The simulation term of PSUs is equal to the vesting term of three years.
•Expected volatility. The expected volatility is based on historical volatilities of peer companies within our industry which were commensurate with the simulation term assumption.
•Risk-free interest rate. The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the simulation term.
•Dividend yield. The dividend yield is 0% because we have never paid, and for the foreseeable future do not expect to pay, a dividend on our common stock.

Recent accounting pronouncements
There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.

Interest rate risk

Our cash and cash equivalents consist primarily of money market accounts and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our operating results or financial condition. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

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

Item 8. Consolidated Financial Statements and Supplementary Data

PHREESIA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Phreesia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Phreesia, Inc. and subsidiary (the Company) as of January 31, 2021 and 2020, the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended January 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2021 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 3 and 11 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 1, 2020, due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Identification of performance obligations for larger enterprise provider contracts

As discussed in Note 5 to the consolidated financial statements, the Company executes contracts that may include various combinations of performance obligations related to software, hardware, and services comprised of customized solutions, on-site support and training, as well as different contract terms. When these contracts are executed or modified, the Company performs a detailed evaluation to identify the performance obligations in the contract. During the year ended January 31, 2021, the Company recognized $69.0 million in subscription and related services revenue, which included revenue related to larger enterprise provider clients that may choose to contract differently than typical customers that use a per provider subscription model.

We identified the evaluation of the Company’s identification of performance obligations for larger enterprise provider contracts that were entered into or modified during the year as a critical audit matter. Specifically, for certain contracts with larger enterprise providers, determining the distinct performance obligations required challenging auditor judgment due to the varying nature of the underlying promises and the associated contract terms.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s identification of performance obligations in larger enterprise provider contracts entered into or modified during the year.

For larger enterprise provider contracts that were entered into or modified during the year ended January 31, 2021, we:
•read the contracts to understand their terms and conditions
•evaluated the identification of performance obligations in each arrangement by considering the nature of the promises within the contract and whether they were distinct from other promised goods and services

For a sample of invoices, we compared the invoiced items to a performance obligation identified in the contract by the Company.

Evaluation of acquisition-date fair value of acquired intangible assets

As discussed in Note 17 to the financial statements, on January 8, 2021, the Company acquired QueueDr Inc. (QueueDr) in a business combination. The fair value of the total consideration for the acquired business was $10.1 million, of which $0.9 million was allocated to acquired technology and $0.9 million was allocated to customer relationship intangible assets. Fair values of the acquired technology and customer relationship intangible assets are estimated using valuation models with assistance from a third-party appraiser.

We identified the evaluation of the fair value of the acquired technology and customer relationship intangible assets acquired in the QueueDr business combination as a critical audit matter. There was a high degree of subjectivity in evaluating the discounted cash flows used to measure the acquisition-date fair value of the intangible assets. Specifically, the following internally developed assumptions for which the measurement of the fair value of the intangible assets was sensitive to possible changes to these assumptions:

•forecasted revenue growth rates
•forecasted earnings before interest, taxes, depreciation, and amortization (EBITDA) margins used to measure the customer relationship intangible asset
•estimated royalty rate in the relief from royalty method used to measure acquired technology
•estimated discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls related to development of the assumptions noted above. We evaluated the Company’s forecasted revenue growth rates relating to existing customer relationships by comparing forecasted revenue growth assumptions to those of the Company’s peers. We compared the Company’s estimate of forecasted revenue growth rates and EBITDA margins to QueueDr’s historical actual results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s discount rate, by performing a parallel analysis by independently comparing the data used to publicly available third-party market data for comparable entities
•recalculating an estimate of the client relationships intangible asset fair value using the Company’s forecasted cash flows and discount rate, and comparing the result to the Company’s fair value estimate

•evaluating the Company’s estimated royalty rate, by comparing the rate to publicly available third-party market data for comparable entities
•recalculating an estimate of the acquired technology intangible asset fair value using the Company’s forecasted cash flows and royalty rate, and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania
March 31, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Phreesia, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Phreesia, Inc. and subsidiary’s (the Company) internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2021 and 2020, the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 31, 2021 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified related to ineffective controls over user access and program change management related to certain information technology (IT) systems that support the Company’s financial reporting processes. User and privileged access were not appropriately provisioned and program changes were not adequately reviewed prior to being placed in production. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were also ineffective because they could have been adversely impacted. This material weakness was due to an insufficient number of IT personnel to identify and assess risks associated with changes in IT environments resulting in inappropriate assignment of user and privileged access as well as insufficient documentation for control operations and has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 31, 2021

Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 31,
	2021	2020
Assets
Current:
Cash and cash equivalents	$218,781	$90,315
Settlement assets	15,488	12,368
Accounts receivable, net of allowances	29,052	21,978
Deferred contract acquisition costs	1,693	1,720
Prepaid expenses and other current assets	7,254	5,157
Total current assets	$272,268	$131,538
Property and equipment, net of accumulated depreciation and amortization of $40,148 and $35,551	26,660	14,487
Capitalized internal-use software, net of accumulated amortization of $25,476 and $19,554	10,476	8,735
Operating lease right-of-use assets (1)	2,654	—
Deferred contract acquisition costs	1,248	1,594
Intangible assets, net of accumulated amortization of $525 and $271	2,725	1,199
Long-term deferred tax assets	658	775
Goodwill	8,307	250
Other assets	1,670	180
Total Assets	$326,666	$158,758
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$15,488	$12,368
Short-term debt and finance lease liabilities	4,864	2,324
Current portion of operating lease liabilities (1)	1,087	—
Accounts payable	4,389	6,017
Accrued expenses	18,324	9,243
Deferred revenue	10,838	5,401
Total current liabilities	$54,990	$35,353
Long-term debt and finance lease liabilities	6,471	21,540
Operating lease liabilities, non-current (1)	1,899	—
Total liabilities	$63,360	$56,893
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.01 par value—500,000,000 shares authorized as of January 31, 2021 and January 31, 2020, respectively; 44,880,883 and 36,610,763 shares issued and outstanding at January 31, 2021 and 2020, respectively;	449	366
Additional paid-in capital	579,599	386,383
Accumulated deficit	(311,777)	(284,485)
Treasury stock, at cost, 99,520 and 13,078 shares at January 31, 2021 and 2020, respectively	(4,965)	(399)
Total Stockholders’ Equity	263,306	101,865
Total Liabilities and Stockholders’ Equity	$326,666	$158,758
(1) Figures as of January 31, 2021 reflect the Company's February 1, 2020 adoption of Accounting Standards Codification No. 842, Leases (ASC 842). For additional details, see Note 3(ac), "Summary of significant accounting policies — Impact of recently adopted accounting pronouncements."

See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the years ended January 31,
	2021	2020	2019
Revenue:
Subscription and related services	$69,042	$56,357	$43,928
Payment processing fees	49,900	46,500	36,881
Life sciences	29,735	21,927	19,080
Total revenue	148,677	124,784	99,889
Expenses:
Cost of revenue (excluding depreciation and amortization)	23,461	16,831	15,105
Payment processing expense	28,925	27,889	21,892
Sales and marketing	42,972	32,357	26,367
Research and development	22,622	18,623	14,349
General and administrative	40,460	30,458	20,076
Depreciation	9,770	8,753	7,552
Amortization	6,138	5,171	4,042
Total expenses	174,348	140,082	109,382
Operating loss	(25,671)	(15,298)	(9,494)
Other income (expense), net:
Other income (expense), net	1	(1,023)	(7)
Change in fair value of warrant liability	—	(3,307)	(2,058)
Interest (expense) income, net	(1,573)	(2,445)	(3,504)
Total other expense, net	(1,572)	(6,775)	(5,568)
Loss before (provision for) benefit from income taxes	(27,243)	(22,073)	(15,062)
(Provision for) benefit from income taxes	(49)	1,780	—
Net loss	(27,292)	(20,293)	(15,062)
Preferred stock dividends paid	—	(14,955)	—
Accretion of redeemable preferred stock	—	(56,175)	(30,199)
Net loss attributable to common stockholders, basic and diluted	$(27,292)	$(91,423)	$(45,261)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(4.50)	$(24.53)
Weighted-average common shares outstanding, basic and diluted	39,519,640	20,301,189	1,844,929

See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Redeemable preferred stock									Stockholders’ equity (deficit)
	Senior A		Senior B		Junior		Redeemable			Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Total	Shares	Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balance, February 1, 2018	13,674,365	$57,022	9,197,142	$43,962	32,746,041	$32,746	42,560,530	$42,561	$176,291	1,638,331	$16	$—	$(167,700)	$—	$(167,683)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(15,062)	—	$(15,062)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,447	—	—	$1,447
Exercise of stock options	—	—	—	—	—	—	—	—	—	316,063	3	358	—	—	$361
Issuance of common stock in connection with acquisition	—	—	—	—	—	—	—	—	—	40,327	1	162	—	—	$163
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$—
Accretion of redeemable preferred stock	—	22,289	—	7,910	—	—	—	—	30,199	—	—	(1,967)	(28,232)	—	$(30,199)
Balance, January 31, 2019	13,674,365	$79,311	9,197,142	$51,872	32,746,041	$32,746	42,560,530	$42,561	$206,490	1,994,721	$20	$—	$(210,994)		$(210,974)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,293)	—	(20,293)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	6,177	—	—	6,177
Exercise of stock options and vesting of restricted stock units	—	—	—	—	—	—	—	—	—	734,382	7	1,802	—	—	1,809
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	833	—	—	833
Accretion of redeemable preferred stock	—	32,706	—	23,469	—	—	—	—	56,175	—	—	(2,977)	(53,198)	—	(56,175)
Payment of preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(14,955)	—	—	(14,955)
Issuance of common stock in initial public offering, net of issuance costs of $6,412	—	—	—	—	—	—	—	—	—	7,812,500	78	124,292	—	—	124,370
Conversion of preferred stock into common stock and cancellation of redeemable preferred stock	(13,674,365)	(112,018)	(9,197,142)	(75,341)	(32,746,041)	(32,746)	(42,560,530)	(42,561)	(262,665)	25,311,535	253	262,412	—	—	262,665
Cashless exercise of common stock warrants	—	—	—	—	—	—	—	—	—	168,862	2	—	—	—	2
Conversion and exercise of preferred stock warrants into common stock	—	—	—	—	—	—	—	—	—	588,763	6	8,799	—	—	8,805
Treasury stock from vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—	—	—	(399)	(399)
Balance, January 31, 2020	—	—	—	—	—	—	—	—	—	36,610,763	366	386,383	(284,485)	(399)	101,865
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(27,292)	—	(27,292)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	13,489	—	—	13,489
Exercise of stock options and vesting of restricted stock units	—	—	—	—	—	—	—	—	—	2,459,782	25	5,275	—	—	5,300
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,566)	(4,566)
Issuance of common stock in follow-on public offering, net of issuance costs of $290	—	—	—	—	—	—	—	—	—	5,750,000	57	174,453	—	—	174,510
Cashless exercise of common stock warrants	—	—	—	—	—	—	—	—	—	60,338	1	(1)	—	—	—
Balance, January 31, 2021	—	—	—	—	—	—	—	—	—	44,880,883	$449	$579,599	$(311,777)	$(4,965)	$263,306
See notes to consolidated financial statements

Phreesia, Inc.
Consolidated Statements of Cash Flows
(in thousands, except share and per share data)

	For the years ended January 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(27,292)	$(20,293)	(15,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,908	13,924	11,594
Stock compensation expense	13,489	6,177	1,447
Change in fair value of warrants liability	—	3,307	2,058
Amortization of debt discount	389	445	798
Loss on extinguishment of debt	—	1,073	—
Cost of Phreesia hardware purchased by customers	762	741	585
Deferred contract acquisition cost amortization	2,025	1,977	1,640
Non-cash operating lease expense	1,766	—	—
Deferred tax asset	(65)	(775)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,619)	(5,905)	(3,765)
Prepaid expenses and other assets	(1,600)	(312)	(576)
Deferred contract acquisition costs	(1,652)	(2,097)	(2,500)
Accounts payable	(3,821)	(30)	2,367
Accrued expenses and other liabilities	6,004	3,681	(2,317)
Lease liability	(1,786)	—	—
Deferred revenue	5,382	(1,087)	1,601
Net cash provided by (used in) operating activities	$2,890	$826	$(2,130)
Cash flows used in investing activities:
Acquisitions, net of cash acquired	(6,510)	—	(1,190)
Capitalized internal-use software	(7,334)	(5,305)	(5,109)
Purchases of property and equipment	(11,241)	(7,015)	(4,724)
Net cash used in investing activities	$(25,085)	$(12,320)	$(11,023)
Cash flows from financing activities:
Proceeds from issuance of common stock in equity offerings, net of underwriters' discounts and commissions	174,800	130,781	—
Payment of preferred stock dividends	—	(14,955)	—
Proceeds from issuance of common stock upon exercise of stock options	4,385	1,809	361
Tax withholdings on stock compensation awards	(4,965)	—	—
Payment of offering costs	(290)	(6,217)	(195)
Proceeds from revolving line of credit	—	9,876	14,800
Payments of revolving line of credit	(20,663)	(17,676)	(7,000)
Proceeds from term loan	—	20,000	—
Repayment of term loan and loan payable	—	(21,042)	(1,167)
Insurance financing arrangement	2,009	—	—
Principal portion of finance lease payments	(2,630)	(1,898)	(2,470)
Principal payments on financing arrangements	(1,691)	—	—
Debt extinguishment costs	—	(300)	—
Debt issuance costs	(69)	(112)	(136)
Loan facility fee payment	(225)	—
Net cash provided by financing activities	$150,661	$100,266	$4,193
Net increase (decrease) in cash and cash equivalents	128,466	88,772	(8,960)
Cash and cash equivalents—beginning of year	90,315	1,543	10,503
Cash and cash equivalents—end of year	$218,781	$90,315	$1,543

Disclosures of additional investing and financing activities:
Supplemental information:
Right-of-use assets recorded in exchange for operating lease liabilities (1)	$4,359	$—	$—
Property and equipment acquisitions through finance leases	$8,885	$2,047	$4,425
Capitalized software acquired through financings	$174	$—	$—
Purchase of property and equipment and capitalized software included in accounts payable	$3,359	$1,253	$—
Cashless transfer of term loan and related accrued fees into increase in debt balance	$20,257	$—	$—
Cashless transfer of lender fees through increase in debt balance	$406	$—	$—
Deferred issuance costs included in accounts payable and accrued expenses	$—	$—	$344
Issuance of warrants related to debt	$—	$833	$—
Receivables for cash in-transit on stock option exercises	$915	$—	$—
Cashless exercise of common stock warrants	$3,060	$3,530	$—
Shares issued in connection with acquisition	$—	$—	$162
Cash paid for:
Interest	$1,465	$2,310	$2,799
Income taxes	$64	$—	$—
(1) Includes $2,741 initial right of use asset recorded upon adoption of ASC 842.
See notes to consolidated financial statements

Phreesia, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
1. Background and liquidity
(a) Background
Phreesia, Inc. (the Company) is a leading provider of comprehensive software solutions that transform the healthcare experience by engaging patients in their care and enabling healthcare provider organizations to optimize operational efficiency, improve profitability and enhance clinical care and safety. Through the SaaS-based Phreesia Platform (the Phreesia Platform or Platform), the Company offers healthcare provider organizations a robust suite of solutions to manage the patient intake process and a leading payments solution for secure processing of patient payments. The Company’s Platform also provides life sciences companies with an engagement channel for targeted and direct communication with patients. In connection with the patient intake and registration process, Phreesia offers its provider customers the ability to lease tablets (PhreesiaPads) and on-site kiosks (Arrivals Kiosks) along with their monthly subscription. The Company was formed in May 2005, and has offices in Raleigh, North Carolina and Ottawa, Canada.
The Company did not renew its New York lease at the end of the lease term in January 2021. On December 9, 2020, the Company changed its headquarters from New York, New York to Raleigh, North Carolina.
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

Upon closing of the IPO, the Company's outstanding shares of Senior A redeemable convertible preferred stock (Senior A Preferred), Senior B redeemable convertible preferred stock (Senior B Preferred, and together with the Senior A Preferred, the Senior Preferred), and the Junior convertible preferred stock (the Junior Preferred, and together with the Senior Preferred, the Convertible Preferred) automatically converted into shares of common stock and all outstanding shares of the Company's redeemable preferred stock (Redeemable Preferred) were automatically extinguished and cancelled at the closing of the IPO. In addition, the Company's warrants to purchase shares of Senior Preferred were converted into warrants to purchase shares of the Company's common stock upon the closing of the IPO. Additionally, 588,763 shares of common stock were issued upon the cashless exercise of common stock warrants. Also, in connection with the IPO, the Company paid $14,955 in dividends to the Senior Preferred stockholders.
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
(d) Liquidity
Since the Company commenced operations, it has not generated sufficient revenue to meet its operating expenses and has continued to incur significant net losses. To date, the Company has primarily relied upon the proceeds from issuances of common stock, debt and preferred stock to fund its operations as well as sales of Company products and services in the normal course of business. Management believes that net losses and negative cash flows will continue for at least the next year.
Management believes that the Company’s cash and cash equivalents at January 31, 2021, along with cash generated in the normal course of business, and available borrowing capacity under its Second Amended and

Restated Loan and Security Agreement with Silicon Valley Bank (the "Second SVB Facility") (Note 6), are sufficient to fund its operations for at least the next 12 months. The Company will seek to obtain additional financing, if needed, to successfully implement its long-term strategy.
2. Basis of presentation
(a) Consolidated Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and regulations of the Securities and Exchange Commission (SEC) regarding annual financial reporting and include the accounts of Phreesia, Inc; its branch operation in Canada and its subsidiary QueueDr Inc. (collectively, the Company).
(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2021, 2020 and 2019, refer to the fiscal years ended January 31, 2021, 2020 and 2019, respectively.
(c) Reclassifications
Certain reclassifications have been made to the prior period presentation to conform to the current period presentation. On the Company's balance sheet as of January 31, 2020, the Company has reclassified $2.3 million from the current portion of finance lease liabilities to the current portion of debt and finance lease liabilities, and the Company has reclassified $2.1 million from long-term finance leases to long-term debt and finance leases.
3. Summary of significant accounting policies

(a) Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant assumptions and estimates relate to the allowance for doubtful accounts, capitalized internal-use software, the determination of the useful lives of property and equipment, the fair value of securities underlying stock-based compensation, the fair value of identifiable assets and liabilities in a business acquisition, and the realization of deferred tax assets.
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
(c) Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and settlement assets. The Company’s cash and cash equivalents are held by established financial institutions. The Company does not require collateral from its customers and generally requires payment within 30 to 60 days of billing. Settlement assets are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The Company has one third-party payment processor.
The Company’s customers are primarily physician’s offices located in the United States and pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the years ended January 31, 2021 and January 31, 2020. As of January 31, 2021, the Company had receivables from an entity that accounted for 10% of total accounts receivable.

(d) Risks and uncertainties
Risks Related to the COVID-19 Pandemic
In March 2020, the World Health Organization declared the ongoing outbreak of a novel strain of coronavirus (COVID-19) a pandemic and the United States declared a national emergency with respect to COVID-19. There continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time.
Other Risks and Uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws, government regulations, and other risks associated with the markets in which we operate including reliance on third party vendors, partners, and service providers. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of our business and our customer’s facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of our productions and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of our operations, adversely impacting the Company’s operating results and our ability to meet our obligations and commitments. See Note 6 - Debt and Finance Lease Liabilities, for a summary of our contractual commitments as of January 31, 2021.
(e) Cost of revenue (excluding depreciation and amortization)
Cost of revenue (excluding depreciation and amortization) primarily consists of personnel expenses for implementation and technical support, costs to verify insurance eligibility and benefits, infrastructure costs for operation of our SaaS-based Platform such as hosting fees and certain fees paid to various third party partners for the use of their technology. Personnel expenses consist of salaries, benefits, bonuses and stock-based compensation.
(f) Payment processing expense
Payment processing expense consists primarily of interchange fees set by payment card networks and that are ultimately paid to the card-issuing financial institution, assessment fees paid to payment card networks that are ultimately paid to third-party payment processors and gateways.
(g) Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also include costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party partners for sales lead generation. Advertising is expensed as incurred. Advertising expense was $558, $251 and $134 for the fiscal years ended 2021, 2020 and 2019, respectively.
(h) Research and development
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
(i) General and administrative
General and administrative expense consists primarily of personnel costs, including salaries, benefits, bonuses, and stock-based compensation for our executive, finance, legal, human resources, information technology, and other administrative personnel. General and administrative expense also includes consulting, legal, security, accounting services and allocated overhead.

(j) Depreciation
Depreciation represents depreciation expense for PhreesiaPads and Arrivals Kiosks (collectively, Phreesia hardware), data center and other computer hardware, purchased computer software, furniture and fixtures and leasehold improvements.
(k) Amortization
Amortization primarily represents amortization of our capitalized internal-use software related to the Phreesia Platform as well as amortization of acquired intangible assets.
(l) Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company's money market account meets the definition of cash equivalents.
(m) Settlement assets
Settlement assets represent amounts due from the Company’s payment processor for customer electronic processing transactions. Settlement assets are typically settled within one to two business days of the transaction date.
(n) Settlement obligations
Settlement obligations represent amounts due to customers for electronic processing transactions that have not been funded by the Company due to timing of settlement from the Company’s payment processor.
(o) Accounts receivable
Accounts receivable represent trade receivables, net of allowances for doubtful accounts. The Company estimates the allowance for doubtful accounts as its current estimate of expected credit loss over the life of the instrument. The Company determines the allowance based on historical trends of accounts receivable balances that have been written off and specific account analysis of at-risk customers, as well as expected future changes in credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts are past due, a customer’s current ability to pay its obligations to the Company, the condition of the industry as a whole, as well as expected future changes in credit losses. Accounts receivable are written off at the point that internal collections efforts have been exhausted. As of January 31, 2021 and 2020, the Company has reserved $699 and $943, respectively, for the allowance for doubtful accounts.
Account receivable also includes unbilled accounts receivable (see Contract Balances in Note 5).
(p) Property and equipment
Property and equipment, including PhreesiaPads and Arrivals Kiosks, are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the Company’s property and equipment have been estimated to be between three and seven years, with the useful lives of leasehold improvements being the shorter of the useful life of the asset or the life of the underlying lease. Maintenance and repair costs are charged to operations as incurred while expenditures for major improvements are capitalized.
Upon sale or disposition of property and equipment, the cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in the statements of operations.
(q) Capitalized internal-use software
The Company capitalizes certain costs incurred for the development of computer software for internal use pursuant to ASC Topic 350-40, Intangibles—Goodwill and Other—Internal use software. These costs relate to the development of its Phreesia Platform. The Company capitalizes the costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its solutions, assesses the ongoing value of capitalized assets or determines the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs the Company capitalizes and amortizes could change in future periods. Refer to Note 4(c) for further detail on internal-use software costs capitalized during the period.
(r) Business combinations
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
The consideration transferred for business combinations includes the acquisition-date fair value of contingent consideration. Changes in the fair value of contingent consideration liabilities are included in general and administrative expense in the accompanying consolidated statements of operations.
(s) Goodwill and intangible assets
Goodwill represents the excess of the consideration transferred over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed in connection with business combinations accounted for using the acquisition method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. We perform such testing of goodwill in the fourth quarter of each fiscal year, or as events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.
The testing of goodwill is performed at the reporting unit level. The Company’s reporting unit is the same as its operating segment. The test begins with a qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount. If it is concluded that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount, the Company performs a quantitative goodwill impairment test by calculating the fair value of the reporting unit and comparing that fair value to the carrying value of the reporting unit. If the estimated fair value of the reporting unit is less than its carrying amount, the Company records a goodwill impairment to reduce the carrying amount of goodwill by the amount by which the fair value of the reporting unit is less than its carrying amount.
All other intangible assets associated with purchased intangibles, consisting of customer relationships and acquired technology, are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives.
(t) Long-lived assets
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
(u) Income taxes
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
(v) Segment information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term “chief operating decision maker” to be its Chief Executive Officer. The Company’s Chief Executive Officer reviews the financial information presented on an entire company basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reportable operating segment. Since we operate in one operating segment, all required financial segment information can be found in the consolidated financial statements.
(w) Stock-based compensation
The Company has stock-based compensation plans under which various types of equity-based awards are granted, including stock options, restricted stock units (RSUs), performance-based RSUs, and market-based performance stock units (PSUs). The compensation for the stock-based awards is recognized in accordance with ASC 718, Compensation — Stock Compensation, which requires that compensation cost be recognized for awards based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. For performance-based RSUs, the number of shares expected to vest is estimated at each reporting date based on management's expectations regarding the relevant performance criteria.
The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield, and the value of the Company's common stock (which is estimated for awards granted prior to our IPO). The Company does not estimate forfeitures in recognizing stock-based compensation expense. The fair value of the RSUs is equal to the fair value of the Company's common stock on the grant date of the award. The fair value of market-based PSUs is estimated at the time of grant using a Monte-Carlo simulation which compares Phreesia's projected total shareholder return (TSR) to the projected TSR of the Russell 3000 Index and estimates the value of shares to be issued based on the vesting conditions of the PSUs. The Monte Carlo simulation requires the use of inputs and assumptions such as the valuation-date stock price, simulation, expected volatility, correlation coefficient to the Russell 3000 Index, risk-free interest rate and dividend yield.
See Note 8 - Equity Based Compensation, for additional information on stock-based compensation.
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
(y) Equity offering costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded in stockholders’ deficit as a reduction of additional paid-in capital generated as a result of the offering. Should the equity financing no longer be considered probable of being consummated, all deferred offering costs would be charged to operating expenses in the statement of operations. During October 2020, the Company completed a follow-on offering of its Common Stock. In connection with the follow-on offering, the Company issued and sold 5,750,000 shares of common stock at an issuance price of $32.00 per share resulting in net proceeds of $174,800, after deducting underwriting discounts and commissions.
(z) Foreign currency
The Company has a branch office in Canada that provides operational support. The functional currency of the Company’s foreign branch is the U.S. dollar. Accordingly, assets and liabilities of the Company’s foreign branch are re-measured into U.S. dollars at the exchange rates in effect at the reporting date with differences recorded as transaction gains and losses within other income (expense).
(aa) New accounting pronouncements
Impact of recently adopted accounting pronouncements
On May 1, 2020, the Company adopted the Financial Accounting Standards Board's (FASB) Accounting Standard Update (ASU) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. The guidance requires capitalized costs to be included within prepaid expenses and the guidance requires amortization of capitalized costs to be included in the same line as the associated cloud subscription costs in the statement of operations. The Company adopted ASU 2018-15 prospectively for implementation costs incurred subsequent to May 1, 2020. See Note 4 - Composition of Certain Financial Statement Captions for additional information.
On February 1, 2020, the Company adopted ASU No. 2016-02, Leases (Topic 842) which requires lessees to record most leases on their balance sheets but to recognize the expenses in their statement of operations in a manner similar to the prior standard. Topic 842 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term.
The Company adopted the new lease guidance using a modified retrospective transition method applied to those leases which were not completed as of February 1, 2020. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for the periods before the date of adoption.
The Company elected the "package of practical expedients", which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight practical expedient.
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
Upon adoption of Topic 842 the Company recognized operating lease right-of-use assets and operating lease liabilities related to its office leases of $2,741 and $2,928, respectively. The Company’s accounting for lessee finance and all lessor leases remains substantially unchanged from legacy guidance. The standard did not have a significant impact on our statements of operations or statements of cash flows. No adjustment to accumulated deficit was recorded because the adoption did not change the Company's net assets.
On February 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses. The update requires the recognition of all losses expected over the life of a financial instrument upon origination or purchase of the instrument. The Company adopted this update using a modified retrospective method. No adjustment to accumulated deficit was recorded as a result of the adoption of this standard, which did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 updates the disclosure requirements for fair value measurements and is effective for the consolidated financial statements issued for fiscal years beginning after December 15, 2019. The Company adopted the new guidance effective February 1, 2020, and it did not have a material effect on its consolidated financial statements.
Recent accounting pronouncements not yet adopted
There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses at January 31, 2021 and 2020 are as follows:

	January 31,
	2021	2020
Payroll-related expenses and taxes	$8,946	$5,033
Payment processing fees liability	2,853	2,738
Other	6,525	1,472
Total	$18,324	$9,243
(b) Property and equipment
Property and equipment at January 31, 2021 and 2020 are as follows:

	Useful life (years)	January 31,
		2021	2020
PhreesiaPads and Arrivals Kiosks	3	$25,837	$26,389
Computer equipment	3	33,558	18,394
Computer software	3	5,105	2,297
Hardware development	3	1,024	1,024
Furniture and fixtures	7	539	743
Leasehold improvements	2	745	1,191
Total property and equipment		$66,808	$50,038
Less accumulated depreciation		(40,148)	(35,551)
Property and equipment — net		$26,660	$14,487
Depreciation expense related to property and equipment amounted to $9,770, $8,753 and $7,552 for the fiscal years ended January 31, 2021, 2020 and 2019, respectively.
Assets acquired under finance leases included in computer equipment were $19,933 and $12,283 at January 31, 2021 and 2020, respectively. Accumulated amortization of assets under finance lease was $10,389 and $7,724 at January 31, 2021 and 2020, respectively.

(c) Capitalized internal-use software
For the fiscal years ended January 31, 2021, 2020 and 2019, the Company capitalized $7,663, $5,852 and $5,109 of costs related to the Phreesia Platform, respectively.
During the fiscal years ended January 31, 2021, 2020 and 2019 amortization expense of capitalized internal-use software was $5,884, $4,933 and $4,009, respectively. As of January 31, 2021 and 2020, the net book value of the Phreesia Platform was $10,476 and $8,735, respectively.
(d) Intangible assets and goodwill
The following presents the details of intangible assets as of January 31, 2021 and January 31, 2020.

	Useful Life	January 31,
	(years)	2021	2020
Acquired technology	5	$1,410	$490
Customer relationship	10	1,840	980
Total intangible assets, gross carrying value		$3,250	$1,470
Less accumulated amortization		(525)	(271)
Net carrying value		$2,725	$1,199

The remaining useful life for acquired technology in years is 4.4 and 3.9 as of January 31, 2021 and 2020, respectively. The remaining useful life for customer relationships in years is 7.7 and 5.9 as of January 31, 2021 and 2020, respectively. Refer to Note 17 for details of intangible assets acquired in connection with the acquisition of QueueDr.
Amortization expense associated with intangible assets for the fiscal years ended January 31, 2021, 2020 and 2019 was $254, $238 and $33, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of January 31, 2021:

January 31, 2021
2022	$508
2023	508
2024	494
2025	410
2026-Thereafter	805
Total	$2,725
The following table presents a roll-forward of goodwill for the years ended January 31, 2020 and 2021:

Balance at January 31, 2019	$250
Balance at January 31, 2020	250
Goodwill acquired during the year ended January 31, 2021	8,057
Balance at January 31, 2021	$8,307
The Company did not record any impairments of goodwill during the years ended January 31, 2021, 2020 or 2019.
(f) Accounts receivable
Accounts Receivable as of January 31, 2021 and 2020 are as follows:

	January 31,
	2021	2020
Billed	$28,464	$22,245
Unbilled	1,287	676
Total accounts receivable, gross	29,751	22,921
Less accounts receivable allowances	(699)	(943)
Total accounts receivable	$29,052	$21,978

Activity in our allowance for doubtful accounts was as follows for the year ended January 31, 2021:

January 31, 2021
Balance, January 31, 2020	$943
Bad debt expense	454
Write-offs and adjustments	(698)
Balance, January 31, 2021	$699

The Company’s allowance for doubtful accounts represents the current estimate of expected future losses based on prior bad debt experience as well as considerations for specific customers as applicable. The Company's accounts receivable are considered past due when they are outstanding past the due date listed on the invoice to the customer.The Company writes off accounts receivable and removes the associated allowance for doubtful accounts when the Company deems the receivables to be uncollectible.

(g) Prepaid and other current assets
Prepaid and other current assets as of January 31, 2021 and 2020 are as follows:

	January 31,
	2021	2020
Prepaid software and business systems	$2,322	$1,611
Prepaid PhreesiaPads	18	645
Prepaid data center expenses	1,211	751
Prepaid insurance	1,311	1,259
Other prepaid expenses and other current assets	2,392	891
Total prepaid and other current assets	$7,254	$5,157

The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. Subsequent to the adoption of ASU 2018-15 in May 2020, the Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within Prepaid expenses and other current assets in the table above. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same expense line as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $893 for the year ended January 31, 2021. Accumulated amortization of capitalized implementation costs for these arrangements was $23 as of January 31, 2021.

(h) Other income (expense), net

Other income, net for the year ended January 31, 2021 was $1 and was composed primarily of miscellaneous other income of $61, almost entirely offset by foreign exchange losses of $60. Other expense, net for the year ended January 31, 2020 was $1,023 and was composed primarily of loss on extinguishment of debt of $1,073, partially offset by foreign exchange gains of $49. Other expense, net for the year ended January 31, 2019 was primarily foreign exchange losses.

5. Revenue and Contract Costs
The Company generates revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. The Company derives revenue from subscription fees and related services generated from the Company’s provider customers for access to the Phreesia Platform, payment processing fees based on patient payment volume, and digital patient engagement revenue from life sciences companies to reach, educate and communicate with patients when they are most receptive and actively seeking care.
The Company accounts for revenue from contracts with customers by applying the requirements of ASC 606. Accordingly, the Company determines revenue recognition through the following steps:
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
(a) Subscription and related services
In most cases, the Company generates subscription fees from clients based on the number of healthcare provider organizations that utilize the Phreesia Platform and subscription fees for the Company’s self-service intake tablets (PhreesiaPads), on-site kiosks (Arrivals Kiosks) and any other applications. The Company’s provider clients are typically billed monthly in arrears, though in some instances provider clients may opt to be billed quarterly or annually in advance. Subscription fees are typically auto-debited from client’s accounts every month. Revenue for provider subscriptions is recognized over the term of the respective provider contract. The Company’s subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software. Revenue for related services is recognized as it is delivered if the services are distinct from the subscription service and is recognized over the remaining non-cancelable subscription term if it is not distinct from the subscription service. In certain arrangements, the Company leases its PhreesiaPads and Arrivals Kiosks through operating leases to its customers. Accordingly, these revenue transactions are accounted for using ASC 842, Leases.
The amount of subscription and related services revenues recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $6,312, $5,985 and $4,749 for the years ended January 31, 2021, 2020 and 2019, respectively.
In addition, subscription and related services includes certain fees from clients for professional services associated with implementation services as well as travel and expense reimbursements, shipping and handling fees, sales of hardware (PhreesiaPads and Arrivals Kiosks), on-site support and training. Certain professional services for implementation are not distinct from Phreesia’s Platform and are therefore recognized over the term of the contract. Revenue from sales of Phreesia hardware and training are recognized in the period they are delivered to clients.
(b) Payment processing fees
The Company generates revenue from payment processing fees based on the levels of patient payment volume resulting from credit and debit card transactions (dollar value and number of card transactions) processed through Phreesia’s payment facilitator model. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. The remainder of patient payment volume is composed of credit and debit card transactions for which Phreesia acts as a gateway to payment processors, and cash and check transactions.
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
(c) Life sciences
The Company generates revenue from sales of digital marketing solutions to life sciences companies which is based largely on the delivery of messages at a contracted price per message to targeted patients. Messaging campaigns are sold for a specified number of messages delivered to qualified patients over an expected time frame. Revenue is recognized as the messages are delivered.
(d) Disaggregation of revenue
Revenue from the Company’s contracts with its customers are disaggregated by revenue source on the accompanying statements of operations. The Company’s core service offerings are subscription and related services, payment processing fees and digital marketing solutions sold to life sciences companies. In addition, all of the Company’s revenue is derived from customers in the United States.
(e) Remaining performance obligations
The Company does not disclose the value of unsatisfied performance obligations as the majority of its contracts relate to either contracts with an original term of one year or less or contracts with variable consideration (i.e., the Company’s payment processing fees revenue).
(f) Contract balances
Deferred revenue is a contract liability primarily related to billings in advance of revenue recognition from the Company's subscription and life sciences services and, to a lesser extent, professional services and other revenues described above. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly or quarterly installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue on the accompanying balance sheet.
Unbilled accounts receivable is a contract asset related to the delivery of the Company’s subscription and related services and for its life sciences revenue for which the related billings will occur in a future period.

The following table represents a roll-forward of contract assets:

	January 31,
	2021	2020
Beginning Balance	$676	$636
Amount transferred to receivables from beginning balance of contract assets	(676)	(631)
Contract asset additions, net of reclassification to receivables	1,287	671
Ending Balance	$1,287	$676

The following table represents a roll-forward of deferred revenue:

	January 31,
	2021	2020
Beginning Balance	$5,401	$6,488
Revenue recognized that was included in deferred revenue at the beginning of the period	(5,097)	(5,252)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(1,512)	(7,485)
Increases in deferred revenue due to acquisition	55	—
Increases due to invoicing prior to satisfaction of performance obligations	11,991	11,650
Ending Balance	$10,838	$5,401
(g) Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $2,025 and $1,977 for the years ended January 31, 2021 and 2020, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
The following table represents a roll-forward of deferred contract acquisition costs:

	January 31,
	2021	2020
Beginning balance	$3,314	$3,194
Additions to deferred contract acquisition costs	1,652	2,097
Amortization of deferred contract acquisition costs	(2,025)	(1,977)
Ending balance	2,941	3,314

Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,693	1,720
Deferred contract acquisition costs, non-current	1,248	1,594
Total deferred contract acquisition costs	$2,941	$3,314

6. Debt and Finance Lease Liabilities
As of January 31, 2021 and 2020, the Company had the following outstanding debt and finance balances:

	January 31,
	2021	2020
Term loan and revolving credit facility(1)	$—	$20,000
Finance leases	9,702	3,612
Other debt	1,533	808
Accrued interest and payments	100	381
Total debt and finance lease liabilities, before original issue discount	11,335	24,801
Less deferred financing costs and original issue discount	—	(937)
Debt and finance lease liabilities	$11,335	$23,864
Less - current portion of debt and finance lease liabilities	(4,864)	(2,324)
Long term debt and finance lease liabilities	$6,471	$21,540
(1) Revolving credit facility as of January 31, 2021. Term loan as of January 31, 2020.
(a) Second Amended and Restated Loan and Security Agreement

On May 5, 2020 (the "Second SVB Effective Date"), the Company entered into a Second Amended and Restated Loan and Security Agreement (the "Second SVB Facility”) with Silicon Valley Bank. The Second SVB Facility modified the First Amended and Restated Loan and Security Agreement, dated February 28, 2019 (the "First SVB Facility"). The Second SVB Facility provides for a revolving credit facility with an initial borrowing capacity of $50,000. The borrowing capacity may be increased to $65,000 at the sole discretion of Silicon Valley Bank. Upon entering into the Second SVB Facility, the Company borrowed $20,663 against the revolving credit facility. The Company used the proceeds from its initial revolving credit borrowing to repay all amounts due under the First SVB Facility term loan.

Borrowings under the Second SVB Facility are payable five years from the Effective Date, which is May 5, 2025 (the "Maturity Date"). Borrowings under the Second SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of the Wall Street Journal Prime Rate or 4.5%, until such time that adjusted EBITDA as defined in the Second SVB Facility (SVB Facility Adjusted EBITDA) reaches a defined level, after which time the interest rate is reduced to the greater of prime less 0.5%, or 4.0%. For the year ended January 31, 2021, the interest rate on the Second SVB Facility was 4.5%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of $125 per year. The Second SVB Facility was paid off in late December 2020. The Company has $50,000 of availability as of January 31, 2021.

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

Any Company obligations under the Second SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Second SVB Facility includes a financial covenant that requires the Company to achieve certain profitability and liquidity thresholds. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. The Company was in compliance with all covenants related to the Second SVB Facility as of January 31, 2021.

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

During the year ended January 31, 2021, the Company accounted for the settlement of the First SVB Facility term loan and the borrowings under the Second SVB Facility as a modification of the First SVB Facility term loan, because the cash flows under the Second SVB Facility were not substantially different than the cash flows under the First SVB Facility term loan. The Company incurred $531 of fees in connection with the Second SVB Facility, including $406 of fees to terminate the First SVB Facility and $125 of fees to enter into the Second SVB Facility. As the Second SVB Facility was accounted for as a modification, the Company recorded these fees as an additional discount on debt. As of January 31, 2021, there is no debt outstanding related to the Second SVB Facility. As a result, the Company presented all unamortized deferred costs within other assets as of January 31, 2021. The Company is amortizing the remaining unamortized costs over the remaining term of the Second SVB Facility.

(b) First Amended and Restated Loan and Security Agreement
On February 28, 2019 (the "Effective Date"), the Company entered into a First Amended and Restated Loan and Security Agreement (the "First SVB Facility") that provided for a $20,000 term loan (the "2019 Term Loan"). Interest on the term loan was payable monthly, at a floating rate equal to the bank’s prime rate plus 1.50%, subject to reduction based on achievement of defined EBITDA levels. In connection with the First SVB Facility, the Company issued warrants to the lenders to purchase an aggregate of 150,274 shares of common stock at an exercise price of $8.02 per share. See Note 9 for additional information on stock warrants.
During the year ended January 31, 2020, the Company recorded a $1,073 loss on extinguishment of debt within other income (expense), net for the settlement of the previously outstanding loans payable.
(c) Finance Leases

See Note 11 - Leases for more information regarding finance leases.

(d) Other Debt (Financing Agreements)

On July 21, 2020, the Company entered into an insurance premium financing agreement in order to finance its premium payments for directors' and officers' insurance. As of January 31, 2021, the outstanding principal amount under the agreement was $673. The agreement bears interest of 2.6% per annum. Principal and interest are due and were paid in March 2021.

On April 10, 2020, the Company entered into a vendor financing agreement with a principal amount of $174 to finance the acquisition of certain internal use software licenses. As of January 31, 2021, the outstanding principal balance of the financing agreement is $133. Interest accrues at an annual rate of 2.94%. The Company is required to make equal annual payments of $46 in May 2021, May 2022 and May 2023, which includes principal and interest.

On November 2, 2018, the Company entered into a vendor financing agreement with a principal amount of $1,256 to finance the acquisition of certain internal use software licenses. As of January 31, 2021, the outstanding principal balance of the financing agreement is $504. Interest accrues at an annual rate of 9.83%. The Company is required to pay three equal payments of $183 in May 2021, November 2021 and June 2022, which includes principal and interest.
Maturities of debt, including finance leases, in each of the next five years and thereafter are as follows:

	Total	Debt	Finance Leases
Fiscal year ending January 31:
2022	$4,965	$1,145	$3,820
2023	3,629	439	3,190
2024	2,284	49	2,235
2025	302	—	302
2026	155	—	155
Total long-term debt and finance lease maturities	$11,335	$1,633	$9,702

The following table presents the components of interest (expense) income, net:

	Year ended January 31,
	2021	2020	2019
Interest expense (1)	$(1,695)	$(3,043)	$(3,510)
Interest income	122	598	6
Interest (expense) income, net	$(1,573)	$(2,445)	$(3,504)
(1) Includes amortization of deferred financing costs and original issue discount

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
(b) Treasury stock
The Company's equity based compensation plan allows for the grant of non-vested stock options, RSUs, performance-based RSUs and PSUs to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Under the provision of the plans, for RSU and PSU awards, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting of the RSU or PSU, the Company divides the participant's income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.
8. Equity-based compensation
(a) Equity Award Plans
In January 2018, the Board of Directors adopted the Company’s 2018 Stock Option Plan (as amended), which provided for the issuance of options to purchase up to 3,048,490 shares of the Company’s common stock to officers, directors, employees, and consultants. The option exercise price per share is determined by the Board of Directors based on the estimated fair value of the Company’s common stock.
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan, which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and will automatically increase each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As of January 31, 2021, there were 2,256,810 shares available for future grant pursuant to 2019 Plan as well as an additional 855,873 shares available for grant pursuant to the newly adopted ESPP.
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
The fair value of stock options is estimated on the date of the grant using the Black-Scholes option pricing model for each of the stock option awards granted. The assumptions are provided below. Expected volatility was based on the stock volatility for comparable publicly traded companies. The Company uses the simplified method as described in SEC Staff Accounting Bulletin (SAB) 107 to estimate the expected life of stock options. Forfeitures are recorded when they occur. The risk-free rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the stock option grants. The Company did not grant any options during the year ended January 31, 2021.

	Year ended January 31,
	2020	2019
Risk-free interest rate	2.18%	2.81%
Expected dividends	none	none
Expected term (in years)	6.25	6.25
Volatility	45.15%	40.00%
Weighted average fair value of grants	$4.99	$3.47

Stock option activity for the years ended January 31, 2020 and January 31, 2021 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding—February 1, 2019	5,055,505	$2.45
Granted during the year	1,230,382	$8.78
Exercised	(691,371)	$2.62
Forfeited	(78,064)	$5.20
Outstanding and expected to vest — January 31, 2020	5,516,452	$3.80	6.22	$150,152
Exercisable — January 31, 2020	3,824,259	$2.41	5.16	$109,351
Amount vested during year ended January 31, 2020	978,170	$5.31
Outstanding — January 31, 2020	5,516,452	$3.80
Granted	—	$—
Exercised	(2,216,368)	$2.39
Forfeited and expired	(88,730)	$7.45
Outstanding and expected to vest — January 31, 2021	3,211,354	$4.67	5.99	$194,676
Exercisable — January 31, 2021	2,315,820	$3.62	5.30	$142,824
Amount vested during year ended January 31, 2021	709,435	$6.31

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the years ended January 31, 2021, 2020 and 2019 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $33,575, $13,960 and $1,355, respectively.
For the years ended January 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expense for stock options of $2,703, $2,780 and $1,447, respectively. As of January 31, 2021, there is $3,972 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 1.82 years.

For the year ended January 31, 2021, stock-based compensation expense for stock options includes $385 related to the modification of stock options.
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
In addition, in August 2019, the Company approved allowing executive officers the ability to elect to receive all or a portion of the bonus (based on its target bonus opportunity for the last half of the fiscal year) in the form of restricted stock units instead of cash. For such executive officers that elected to receive restricted stock units, such award was granted immediately after such election with a value equal to the portion of the target bonus opportunity that the executive officer elected not to receive in cash, and such award vests based on the achievement of the Company’s predefined performance targets. These performance-based awards were released in April 2020, after final approval by the Compensation Committee. No awards of this type were granted during the year ended January 31, 2021.
The Company issued 972,271 time-based restricted stock units during the year ended January 31, 2021. These time-based restricted stock units are subject to the same four-year vesting period as the previously granted units.
Restricted stock unit activity for the years ended January 31, 2020 and 2021 are as follows:

Restricted stock units
Outstanding, February 1, 2019	20,164
Granted during year	1,493,678
Vested	(43,011)
Forfeited and expired	(23,413)
Outstanding, February 1, 2020	1,447,418
Granted during year	972,271
Vested	(242,049)
Forfeited and expired	(124,602)
Outstanding, January 31, 2021	2,053,038

For the years ended January 31, 2021 and 2020, the Company recognized $10,693 and $3,356 in restricted stock unit compensation expense, respectively, with $48,588 remaining of total unrecognized compensation costs related to these awards as of January 31, 2021. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.3 years.
For the year ended January 31, 2021, stock-based compensation expense for restricted stock units includes $33 related to restricted stock units issued in connection with the Vital Score acquisition in December 2018. For the year ended January 31, 2020, stock-based compensation expense includes $40 related to restricted stock units issued in connection with the Vital Score acquisition. As of January 31, 2021, there is $58 of total unrecognized compensation cost related to these awards. For the years ended January 31, 2021 and 2020, the weighted average grant date fair value of restricted stock units granted was $32.78 and $21.31 respectively. No restricted stock units were granted during the year ended January 31, 2019.
(d) Market-based restricted stock units (PSUs)

In the fourth quarter of fiscal 2021, the Company granted 70,806 PSUs to certain members of our senior management team. The PSUs vest on January 15, 2024 upon satisfaction of both time-based requirements and market targets based on Phreesia's TSR relative to the TSR of each member of the Russell 3000 Index (the "Peer Group"). Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 200% of the number of PSUs originally granted. To earn the target number of

PSUs (which represents 100% of the number of PSUs granted), the Company must perform at the 60th percentile, with the maximum number of PSUs earned if the Company performed at least at the 90th percentile. If Phreesia's TSR for the performance period is negative, the maximum number of PSUs that can be earned will be capped at 100%. The maximum number of shares that could vest under for the PSUs is 141,612 shares.

The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model which projected TSR for Phreesia and each member of the Peer Group over the three year performance period. The following table summarizes the weighted average assumptions used in the Monte Carlo Simulation to estimate the grant-date fair value of the PSUs.

January 31,
2021
Correlation coefficient	0.4230
Valuation date stock price	$62.96
Simulation term	3.00 Years
Volatility	43.71%
Risk-free rate	0.20%
Dividend yield	—%
Weighted average fair value of grants	$84.38

During the year ended January 31, 2021, the Company recorded $93 of stock-based compensation expense for the PSUs. As of January 31, 2021, unrecognized compensation cost for the PSUs was $5,882, to be recognized on a straight-line basis over 3.0 years, subject to the participants' continued employment with the Company.
9. Stock warrants
As of January 31, 2020, there were 75,137 common stock warrants outstanding. These remaining common stock warrants were issued with an exercise price of $8.02 per share.
On November 6, 2020, the warrants were exercised through a net share settlement. The Company issued 60,338 shares in the net share exercise transaction. As of January 31, 2021, there are no common stock warrants outstanding.
10. Fair Value Measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of January 31, 2021 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2021

Money market mutual funds	$197,522	$—	$—	$197,522
Foreign currency derivative contracts	—	148	—	148
Total assets	$197,522	$148	$—	$197,670

Acquisition related contingent consideration liabilities	$—	$—	$(1,286)	$(1,286)
Total liabilities	$—	$—	$(1,286)	$(1,286)

The following table presents information about the Company's assets and liabilities that are measured at fair value as of January 31, 2020 and indicates the classification of each item within the fair value hierarchy:

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
The Company uses certain derivative financial instruments as part of its risk management strategy to reduce its foreign currency risk. The Company does not designate any derivatives as hedges in accordance with ASC 815 Derivatives and Hedging. The Company recognizes all derivatives on the balance sheet at fair value based on quotes obtained from financial institutions. The fair value of its foreign currency contracts as of January 31, 2021 was an asset of $148, which is included in prepaid expenses and other current assets on the accompanying balance sheet. The fair value of its foreign currency contracts as of January 31, 2020 was an asset of $58, which is included in prepaid and other current assets on the accompanying balance sheet. The fair value of the foreign currency contracts are considered Level 2 in the fair value hierarchy as of January 31, 2021 and January 31, 2020, respectively. The Company includes gains and losses on its foreign currency forward contracts within other income (expense), net. During the years ended January 31, 2021 and 2020, the Company recognized a foreign exchange loss of $60 and a foreign exchange gain of $49, respectively.
The Company believes that the fair value of its outstanding debt approximates fair value. As of January 31, 2021, the Company's outstanding debt includes financing agreements with standard payment schedules and relatively short terms. As of January 31, 2020, the Company's outstanding debt includes the balance of the First SVB Facility. As the Company refinanced all of its debt on February 28, 2019 (See Note 6), the Company's debt bears interest at floating rates, and there have been no significant changes in the Company's credit risk since the issuance of the debt, the Company believes that the face value of its outstanding debt at January 31, 2021 and 2020 approximates fair value.
In connection with the QueueDr acquisition, the Company recorded contingent consideration liabilities within accrued expenses for amounts payable to the selling shareholders based on collections from QueueDr customers. The Company is required to pay the selling shareholders a multiple of the amount collected on certain customer contracts through November 2022. Certain payments are reduced to the amount of customer collections if the customer contract is canceled. The fair value of the Company's contingent consideration liabilities are determined using a Monte-Carlo simulation which uses estimated cash flows and likelihoods of contract cancellation to estimate the expected payout based on collections and active status of the underlying customer contracts. The fair value of the Company's contingent consideration liabilities is determined based on inputs which are not readily available in public markets. Therefore, we have categorized the liabilities as Level 3 in the fair value hierarchy. As of January 31, 2021, the maximum remaining amount payable for the contingent consideration liabilities is $1,549.
The following table presents a roll-forward of our contingent consideration liabilities:

Balance at acquisition date	$2,240
Change in fair value recognized in earnings	71
Settlements	(1,025)
Balance at January 31, 2021	$1,286

The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the years ended January 31, 2021 and 2020.

11. Leases
(a) Phreesia as Lessee
The Company leases office premises in North Carolina and Ottawa, and data center space in Virginia under operating leases which expire on various dates through March 2024. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The table below only considers lease obligations through the renewal date as the Company is not reasonably certain to elect the option to extend its leases beyond the option date. No arrangements contain residual value guarantees or restrictions imposed on the leases. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.
The operating lease right-of-use assets were calculated as the present value of operating lease liabilities, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable.
The Company also entered into various finance lease arrangements of computer equipment. These agreements are typically for two to three years and are secured by the underlying equipment.

Supplemental balance sheet information related to operating and finance leases as of January 31, 2021 was as follows:

January 31, 2021
Operating leases:
Lease right-of-use assets	$2,654
Lease liabilities, current	1,087
Lease liabilities, noncurrent	1,899
Total operating lease liabilities	$2,986

Finance leases:
Property and equipment, at cost	$19,933
Accumulated depreciation	(10,389)
Property and equipment, net	$9,544
Lease liabilities (included in Current portion of debt and finance leases)	3,820
Lease liabilities, noncurrent (included in Long-term debt and finance leases)	5,882
Total finance lease liabilities	$9,702

For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of January 31, 2021, for operating leases, the weighted-average remaining lease term is 2.6 years and the weighted-average discount rate is 3.5%. As of January 31, 2021, for finance leases, the weighted-average remaining lease term is 2.7 years, and the weighted-average discount rate is 4.4%.

The components of lease expense for the year ended January 31, 2021 were as follows:

January 31, 2021
Operating leases:
Operating lease cost	$1,766
Variable lease cost	257
Total operating lease cost	$2,023
Finance leases:
Amortization of right-of-use assets	$2,876
Interest on lease liabilities	326
Total finance lease cost	$3,202

The following represents a schedule of maturing lease commitments for operating and finance leases as of January 31, 2021:

	January 31, 2021
	Operating	Finance
Maturity of lease liabilities
Fiscal year ending January 31,
2022	1,171	4,142
2023	1,142	3,356
2024	760	2,294
2025	52	316
2026	—	158
Total future minimum lease payments	$3,125	$10,266
Less: interest	(139)	(564)
Present value of lease liabilities	$2,986	$9,702

Future minimum lease payments under non-cancelable operating leases as of January 31, 2020 under ASC 840 were as follows:

January 31, 2020
Operating
Fiscal year ending January 31,
2021	$1,824
2022	819
2023	464
2024	277
$3,384

Other supplemental cash flow information for the year ended January 31, 2021 was as follows:

January 31, 2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,629
Operating cash used for finance leases	326
Financing cash used for finance leases	2,630
Total	$4,585

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$4,359
Finance	8,885
Total	$13,244
An initial right-of-use asset of $2,741 for operating leases was recognized as a non-cash asset addition in connection with the adoption of ASC 842. Cash paid for amounts included in the present value of operating lease liabilities was $1,629 during the year ended January 31, 2021 and is included in cash (used in) provided by operating activities.
(b) Phreesia as Lessor
In connection with the patient intake and registration process, Phreesia offers its customers the ability to lease PhreesiaPads and Arrivals Kiosks along with their monthly subscription. These rentals fall under the guidance of ASC 842. The Company elected the practical expedient to not separate lease and non-lease components. More specifically, all contractual hardware maintenance is included with the hardware lease components. The leases contain no variable lease payments, no options to extend the lease that are reasonably certain to be exercised, and do not give the lessee an option to purchase the hardware at the end of the lease term. Additionally, the lease term does not represent a major part of the remaining economic life of the assets, and the present value of the lease payments does not equal or exceed substantially all of the fair value of the assets. As a result, all leased hardware in the SaaS arrangements are classified as operating leases.
During the year ended January 31, 2021, the Company recognized $6,312 in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of January 31, 2021, except for those with terms less than one year.
12. Commitments and contingencies
(a) Indemnifications
The Company’s agreements with certain customers include certain provisions for indemnifying customers against liabilities if its services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that may be involved in each particular agreement. To date, the Company has not incurred any material costs as a result of such provisions and have not accrued any liabilities related to such obligations in our consolidated financial statements.
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
(c) Contingent consideration for acquisitions
Consideration transferred for acquisitions includes consideration which is payable contingent upon future events. The Company has recorded a $1,286 contingent consideration liability on its Consolidated Balance Sheet as of January 31, 2021, which is payable based upon future events. This liability is payable during the year ended January 31, 2022, and the final settlement amount is based on the performance of certain acquired customer contracts. See Note 17 - Acquisitions for additional discussion regarding contingent consideration.
13. Income taxes
For the year ended January 31, 2021, the Company recorded a tax provision of $49, compared to a tax benefit of $1,780, for the corresponding period in the prior year. Our provision and benefit for income taxes was 0% and 8% of loss before income taxes for the year ended January 31, 2021 and 2020, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against the majority of its deferred tax assets, and due to foreign income tax expense recorded for the Company's Canada branch.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both January 31, 2021 and January 31, 2020.
The Company’s loss before income taxes was primarily generated in the United States for fiscal 2021, fiscal 2020 and fiscal 2019.
The effective tax rate is 0% for fiscal 2019. The difference between the U.S. statutory rate of 21.0% and the effective tax rate is primarily due to the change in valuation allowance in fiscal 2019.
The Company's income tax provision (benefit) consisted of the following for fiscal 2021 and fiscal 2020:

	Year ended January 31,
	2021	2020
Current tax
Federal	$—	$—
State	114
Foreign	—	(1,005)
Deferred tax
Federal	(116)	—
State	(65)
Foreign	116	(775)
Total income tax expense (benefit)	$49	$(1,780)

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the Company's consolidated financial statements is as follows:

	January 31,	January 31,
	2021	2020
Federal income tax benefit at statutory rate	21%	21%
State and local tax, net of federal benefit	10%	3%
Permanent differences	—%	(2)%
Equity compensation	44%	7%
Foreign taxes	—%	8%
Other	(4)%	(4)%
Change in valuation allowance	(71)%	(25)%
Effective income tax rate	—%	8%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for the Company's consolidated financial statements and for income tax purposes. The significant components of the Company's deferred tax assets and liabilities as of January 31, 2021 and 2020 are as follows:

	January 31,
Deferred tax assets (liabilities)	2021	2020
Net operating loss carryforwards	$51,973	$33,641
Stock based compensation	1,162	1,340
Accruals, reserves, and other expenses	2,823	329
Reserve for bad debts	443	251
Disallowed interest expense	1,586	1,358
Depreciation and amortization	—	106
Total deferred tax assets	57,987	37,025
Less valuation allowance	(54,563)	(35,369)
Net deferred tax assets	3,424	1,656
Depreciation and amortization	(1,568)	—
Intangible assets	(440)	—
Deferred contract acquisition costs	(758)	(881)
Total deferred tax liabilities	(2,766)	(881)
Deferred taxes, net	$658	$775

The Company has accumulated a Federal net operating loss carryforward of approximately $199,079, $124,512 and $100,000 as of January 31, 2021, 2020, and 2019, respectively. This carryforward may be available to offset future income tax liabilities and will expire beginning in 2025. As of January 31, 2021, the Company's foreign branch had net operating loss carryforwards of approximately $2,485, which may be available to offset future income in Canada and will expire beginning in 2030.
Due to the uncertainty regarding the ability to realize the benefit of the U.S. deferred tax assets primarily relating to net operating loss carryforwards, valuation allowances have been established to reduce the U.S. deferred tax assets to an amount that is more likely than not to be realized.
On the basis of this evaluation, as of January 31, 2021 and 2020, the Company recorded a valuation allowance of $54,563 and $35,369, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable foreign income during the carryforward period are reduced.
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
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. The Company’s tax years are still open from 2017 to present and, to the extent utilized in future years' tax returns, net operating loss carryforwards at January 31, 2021 will remain subject to examination until the respective tax year is closed. The Company records unrecognized tax benefits as liabilities related to its operations in accordance with ASC 740 and adjusts these liabilities when its judgement changes a s a result of the evaluation of new information previously not available. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.
The following is a roll forward of the Company's total gross unrecognized tax benefits:

	January 31,
	2021	2020
Unrecognized income tax benefits, opening balance	$—	$1,000
Increase for income tax positions of prior years	—	—
Lapse of statute of limitations	—	(1,000)
Unrecognized income tax benefits, ending balance	$—	$—

14. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year ended January 31,
	2021	2020	2019
Numerator:
Net loss	$(27,292)	$(20,293)	$(15,062)
Preferred stock dividend paid	—	(14,955)	—
Accretion of redeemable convertible preferred stock to redemption value	—	(56,175)	(30,199)
Net loss attributable to common stockholders	$(27,292)	$(91,423)	$(45,261)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	39,519,640	20,301,189	1,844,929
Net loss per share attributable to common stockholders	$(0.69)	$(4.50)	$(24.53)
(b) Potential dilutive securities
The Company’s potential dilutive securities, which include stock options, restricted stock units, performance units, outstanding warrants to purchase shares of common stock, convertible preferred stock and warrants to purchase convertible preferred stock have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year ended January 31,
	2021	2020	2019
Convertible preferred (as converted to common stock)	—	—	25,311,535
Stock options to purchase common stock, restricted stock units and performance stock units	5,406,004	6,963,870	5,055,505
Warrants to purchase convertible preferred stock	—	—	581,798
Warrants to purchase common stock	—	75,137	256,411
Total	5,406,004	7,039,007	31,205,249

15. Retirement savings plan
On February 20, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all U.S. full-time employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax and post-tax basis. Company contributions to the Plan may be made at the discretion of the Board of Directors of the Company. The Company did not make any contributions in years ended January 31, 2021, 2020 or 2019.
16. Related party transactions
The Company recognized revenue totaling approximately $2,425, $5,318, and $5,181 from an affiliate of a stockholder of the Company for the years ended January 31, 2021, 2020 and 2019 respectively. Accounts receivable from the affiliate totaled approximately $2,072 as of January 31, 2020. The revenue presented above includes revenue earned while the entity was a related party. The entity was a related party for a portion of the year ended January 31, 2021 and was no longer a related party as of January 31, 2021.

17. Acquisitions
Acquisition of QueueDr
On January 8, 2021, the Company entered into a stock purchase agreement with QueueDr Inc. (QueueDr) to acquire 100% of the outstanding equity of QueueDr, an early-stage software company that automates the process of rescheduling cancellations and no-shows. We acquired QueueDr to enhance our appointments solution. The total consideration transferred for the acquisition consists of $5.8 million in cash, $2.1 million of liabilities incurred and $2.2 million in performance-related contingent payments. The acquisition of QueueDr was accounted for as a business combination.
The following table summarizes the purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration:

Cash consideration paid on acquisition date	$5,773
Liabilities incurred	2,111
Contingent consideration	2,240
Total fair value of acquisition consideration	$10,124

The following table summarizes the calculation of cash paid for the acquisition of QueueDr, net of cash acquired per the Company's Consolidated Statement of Cash Flows for the year ended January 31, 2021:

Cash consideration paid on acquisition date	$5,773
Payments of acquisition date fair value of contingent consideration	954
Less cash acquired	(217)
Cash paid for acquisition of QueueDr, net of cash acquired per statement of cash flows	$6,510
Liabilities incurred are primarily related to hold-backs for general representations and warranties. The maximum amount payable for contingent consideration was $2,574, based upon the performance of certain customer contracts.
The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values.
The following table summarizes the final allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$217
Accounts receivable	455
Other current assets	192
Identified intangible assets acquired	1,780
Deferred tax asset	262
Goodwill	8,057
Other assets	223
Total assets acquired	11,186
Accounts payable	(86)
Accrued liabilities	(254)
Deferred revenue	(55)
Long-term debt	(223)
Deferred tax liability	(444)
Total purchase price	$10,124

The components of intangible assets acquired were as follows:

	Estimated Useful Life (in Years)	Fair Value
Acquired technology	5	920
Customer relationships	10	860
Total identifiable intangible assets acquired		$1,780

The weighted average amortization period for acquired intangible assets as of the date of acquisition is 7.4 years.
The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of QueueDr. The fair value of the acquired technology was estimated using the relief from royalty method. The fair value of customer relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping.
The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method. The amortization of intangible assets is not deductible for income tax purposes.
The goodwill recognized in the acquisition of QueueDr is primarily attributable to expected synergies of the combined businesses and the acquisition of an assembled workforce. The goodwill is not expected to be deductible for tax purposes.
During the fiscal year ended January 31, 2021, the Company incurred $282 of acquisition related costs for the acquisition of QueueDr. These costs are included within General and Administrative Expenses in our Statement of Operations.
Acquisition of Vital Score
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

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values. The identifiable intangible assets principally included acquired technology and customer relationships, both of which are subject to amortization on a straight-line basis and are being amortized over five years and seven years, respectively. The weighted average amortization period for acquired intangible assets as of the date of acquisition is 5.8 years.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of January 31, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the material weakness in internal control over financial reporting, described below. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In light of the material weakness described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of our management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As a result of our evaluation, we identified a material weakness in our internal control over financial reporting as of January 31, 2021. Our controls over user access and program change management were ineffective in that they didn’t adequately restrict user and privileged access and program changes related to certain information technology (IT) systems that support our financial reporting processes. User and privileged access were not appropriately provisioned and program changes were not adequately reviewed prior to being placed in production. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were also ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of an insufficient number of IT personnel to identify and assess risks associated with changes in IT environments resulting in inappropriate assignment of user and privileged access as well as insufficient documentation for control operations over user access and program change controls.

Notwithstanding that we did not identify any material misstatements to the consolidated financial statements and there were no changes to previously released financial results as a result of this material weakness, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. As a result, management believes that, as of January 31, 2021, our internal control over financial reporting was not effective.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 75 of this Annual Report on Form 10-K.
Remediation

In response to the material weakness as of January 31, 2021 described herein, management, under the oversight of the audit committee, has been implementing and continues to implement measures designed to ensure that the control deficiencies contributing to the material weakness are remediated. The remediation actions include: (i) hiring additional IT personnel including an IT compliance oversight function; (ii) developing enhanced risk assessment policies and procedures and developing and implementing enhanced controls with a focus on those related to user and privileged access and change management over IT systems impacting financial reporting; and (iii) enhancing documentation underlying information technology controls related to user access and change management on systems supporting financial reporting processes. The above remediation will not be considered complete until such time that the controls put in place have a reasonable time to operate and we have been able to test their operating effectiveness.

Changes in Internal Control Over Financial Reporting

As previously disclosed in Part II, Item 9A, “Controls and Procedures” in our Form 10-K for fiscal year 2020, filed on April 23, 2020, we identified a material weakness in our internal controls over financial reporting related to our failure to maintain a sufficient complement of personnel with an appropriate degree of knowledge, experience, and training, commensurate with our accounting and reporting requirements. As a result of the lack of personnel, we had inappropriate segregation of duties throughout several control processes, including the review and approval of manual journal entries. Based upon our assessment these deficiencies were a material weakness as of January 31, 2020.

During the year ended January 31, 2021, we completed our previously disclosed remediation measures to correct certain of the control deficiencies contributing to the previously disclosed material weakness. We have (i) hired additional accounting personnel with technical accounting and financial reporting experience; (ii) implemented improved process level and management review controls; and (iii) developed and are maintaining appropriate documentation underlying the implemented process level and management review controls. During the fourth quarter of fiscal 2021, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded that portions of the previously disclosed material weakness have been remediated as of January 31, 2021.

Except for the changes in connection with our implementation of the remediation plans above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 26, 2021, our Board of Directors adopted the Second Amended and Restated By-laws (as amended, the “By-laws”), which became effective as of the same date. The By-laws were amended primarily to adopt the title of Chair in place of Chairman and to incorporate revisions throughout to make the content gender neutral.

The foregoing description of the By-laws is qualified in its entirety by reference to the full text of the Second Amended and Restated By-laws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1) Consolidated Financial Statements. Reference is made to these consolidated financial statements included in this Annual Report on Form 10-K in Item 8, Consolidated Financial Statements and Supplementary Data.

(2) Financial Statement Schedules. All financial statement schedules have been omitted because they are not required, not applicable or the information required is shown in the consolidated financial statements or notes thereto.

(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	File No.	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38977	3.1	September 10, 2019
3.2	Second Amended and Restated By-laws of the Registrant				Filed herewith
4.1	Specimen Common Stock Certificate.	S-1	333-232264	4.1	June 21, 2019
4.2	Fifth Amended and Restated Investor Rights Agreement, dated as of October 27, 2017, by and among the Registrant and certain of its stockholders.	S-1	333-232264	4.2	June 21, 2019
4.3	Description of Capital Stock.	10-K	001-38977	4.4	April 23, 2020
10.1#	Amended and Restated 2006 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	S-1	333-232264	10.1	June 21, 2019
10.2#	2018 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	S-1	333-232264	10.2	June 21, 2019
10.3#	2019 Stock Option and Incentive Plan and form of award agreements thereunder.	S-1/A	333-232264	10.3	July 8, 2019
10.4#	2019 Employee Stock Purchase Plan.	S-1/A	333-232264	10.4	July 8, 2019
10.5#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-38977	10.3	September 9, 2020
10.6#	Senior Executive Cash Bonus Plan.	S-1	333-232264	10.19	June 21, 2019
10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-232264	10.6	June 21, 2019
10.8#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Chaim Indig	8-K	001-38977	10.1	January 28, 2021
10.9#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Evan Roberts	8-K	001-38977	10.3	January 28, 2021
10.10#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Thomas Altier	8-K	001-38977	10.2	January 28, 2021
10.13#	Form of Amended and Restated Employment Agreement between the Registrant and each of its U.S.-based executive officers.	S-1	333-232264	10.21	June 21, 2019

10.14#	Board Chairman Agreement, dated as of December 2018, by and between the Registrant and Michael Weintraub.	S-1	333-232264	10.12	June 21, 2019
10.15	Second Amended and Restated Loan and Security Agreement, dated as of May 5, 2020, by and between the Registrant and Silicon Valley Bank	8-K	001-38977	10.1	May 11, 2020
10.17†	Lease Agreement, dated as of December 9, 2016, by and between the Registrant and Phoenix Limited Partnership of Raleigh, as amended by Lease Modification Agreement No. 1, dated as of May 13, 2017.	S-1	333-232264	10.14	June 21, 2019
10.18†	Lease Modification Agreement No. 2, dated as of October 22, 2019, by and between the Registrant and Phoenix Limited Partnership of Raleigh.	10-Q	001-38977	10.1	December 10, 2019
10.19	Lease, dated as of June 15, 2016, by and between the Registrant and Elk Property Management Limited.	S-1	333-232264	10.15	June 21, 2019
21.1	Subsidiaries of the Registrant				Filed herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				Filed herewith
24.1	Power of Attorney (included on signature page hereto).				Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
101.INS	Inline XBRL Instance Document				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHREESIA, INC.

Date: March 31, 2021	By:	/s/ Chaim Indig
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

Name	Title	Date

/s/ Chaim Indig	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021
Chaim Indig

/s/ Thomas Altier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
Thomas Altier

/s/ Michael Weintraub	Chairman and Director	March 31, 2021
Michael Weintraub

/s/ Edward Cahill	Director	March 31, 2021
Edward Cahill

/s/ Lainie Goldstein	Director	March 31, 2021
Lainie Goldstein

/s/ Gillian Munson	Director	March 31, 2021
Gillian Munson

/s/ Cheryl Pegus, M.D., M.P.H.	Director	March 31, 2021
Cheryl Pegus, M.D., M.P.H.

/s/ Mark Smith, M.D.	Director	March 31, 2021
Mark Smith, M.D.