Form 10-Q
period 2021-04-30
Phreesia, Inc.
filed 2021-06-04
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 1, 2021, 50,519,622 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PHREESIA, INC.
FORM 10-Q
For the Quarter Ended April 30, 2021

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

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission, (the "SEC"). If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based our forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors, including, without limitation, those described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q.
Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on 10-Q. We cannot assure you that the results, events and circumstances reflected in these forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

These forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date on which the statements are made. We undertake no obligation to update, and expressly disclaim the obligation to update, any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

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

PHREESIA Twitter Account (https://twitter.com/phreesia)
PHREESIA Company Blog (https://www.phreesia.com/blog/)
PHREESIA Facebook Page (https://www.facebook.com/phreesia/)
PHREESIA LinkedIn Page (https://www.linkedin.com/company/phreesia)
PHREESIA Instagram Page (https://www.instagram.com/phreesiacareers)

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 30, 2021	January 31, 2021
	(unaudited)
Assets
Current:
Cash and cash equivalents	$450,680	$218,781
Settlement assets	16,788	15,488
Accounts receivable, net of allowance for doubtful accounts of $666 and $699 as of April 30, 2021 and January 31, 2021, respectively	29,964	29,052
Deferred contract acquisition costs	1,895	1,693
Prepaid expenses and other current assets	7,906	7,254
Total current assets	507,233	272,268
Property and equipment, net of accumulated depreciation and amortization of $43,442 and $40,148 as of April 30, 2021 and January 31, 2021, respectively	25,068	26,660
Capitalized internal-use software, net of accumulated amortization of $26,998 and $25,476 as of April 30, 2021 and January 31, 2021, respectively	11,225	10,476
Operating lease right-of-use assets	2,497	2,654
Deferred contract acquisition costs	2,438	1,248
Intangible assets, net of accumulated amortization of $653 and $525 as of April 30, 2021 and January 31, 2021, respectively	2,597	2,725
Deferred tax asset	533	658
Goodwill	8,211	8,307
Other assets	1,401	1,670
Total assets	$561,203	$326,666
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	16,788	15,488
Current portion of debt and finance lease liabilities	4,103	4,864
Current portion of operating lease liabilities	1,153	1,087
Accounts payable	313	4,389
Accrued expenses	15,116	18,324
Deferred revenue	13,223	10,838
Total current liabilities	50,696	54,990
Long-term debt and finance lease liabilities	5,532	6,471
Operating lease liabilities, non-current	1,701	1,899
Total liabilities	57,929	63,360
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value - 500,000,000 shares authorized as of April 30, 2021 and January 31, 2021, respectively; 50,270,229 and 44,880,883 shares issued as of April 30, 2021 and January 31, 2021, respectively	503	449
Additional paid-in capital	831,632	579,599
Accumulated deficit	(322,751)	(311,777)
Treasury stock, at cost, 119,138 and 99,520 shares at April 30, 2021 and January 31, 2021, respectively	(6,110)	(4,965)
Total Stockholders’ Equity	503,274	263,306
Total Liabilities and Stockholders’ Equity	561,203	326,666
See notes to Unaudited Consolidated Financial Statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended April 30,
	2021	2020
Revenue:
Subscription and related services	$21,819	$15,599
Payment processing fees	16,644	11,707
Life sciences	9,828	6,090
Total revenues	48,291	33,396
Expenses:
Cost of revenue (excluding depreciation and amortization)	8,534	4,734
Payment processing expense	9,725	6,848
Sales and marketing	15,012	9,434
Research and development	8,054	5,005
General and administrative	12,671	8,720
Depreciation	3,297	2,268
Amortization	1,651	1,353
Total expenses	58,944	38,362
Operating loss	(10,653)	(4,966)
Other income (expense), net	66	(715)
Interest (expense) income, net	(238)	(320)
Total other expense, net	(172)	(1,035)
Loss before provision for income taxes	(10,825)	(6,001)
Provision for income taxes	(149)	(111)
Net loss	$(10,974)	(6,112)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.16)
Weighted-average common shares outstanding, basic and diluted	45,416,431	37,308,084
See notes to Unaudited Consolidated Financial Statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2020	36,610,763	$366	$386,383	$(284,485)	$(399)	$101,865
Net loss	—	—	—	(6,112)	—	(6,112)
Stock-based compensation expense	—	—	2,872	—	—	2,872
Exercise of stock options and vesting of restricted stock units	988,678	10	1,726	—	—	1,736
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(447)	(447)
Balance, April 30, 2020	37,599,441	$376	$390,981	$(290,597)	$(846)	$99,914

Balance, February 1, 2021	44,880,883	$449	$579,599	$(311,777)	$(4,965)	$263,306
Net loss	—	—	—	(10,974)	—	(10,974)
Stock-based compensation expense	—	—	5,774	—	—	5,774
Exercise of stock options and vesting of restricted stock units	214,346	2	498	—	—	500
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,145)	(1,145)
Issuance of common stock in follow-on public offering	5,175,000	52	245,761	—	—	245,813
Balance, April 30, 2021	50,270,229	503	831,632	(322,751)	(6,110)	503,274

See notes to Unaudited Consolidated Financial Statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended April 30,
	2021	2020
Operating activities:
Net loss	$(10,974)	$(6,112)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,948	3,621
Stock-based compensation expense	5,774	2,872
Amortization of debt discount	72	126
Cost of Phreesia hardware purchased by customers	135	172
Deferred contract acquisition cost amortization	575	525
Non-cash operating lease expense	256	389
Deferred tax asset	125	56
Changes in operating assets and liabilities:
Accounts receivable	(912)	(2,245)
Prepaid expenses and other assets	(809)	1,614
Deferred contract acquisition costs	(1,967)	(714)
Accounts payable	(1,068)	(998)
Accrued expenses and other liabilities	(3,678)	1,871
Lease liability	(335)	(502)
Deferred revenue	2,385	1,228
Net cash (used in) provided by operating activities	(5,473)	1,903
Investing activities:
Capitalized internal-use software	(2,916)	(1,160)
Purchase of property and equipment	(3,983)	(1,917)
Net cash used in investing activities	(6,899)	(3,077)
Financing activities:
Proceeds from issuance of common stock in equity offerings, net of underwriters' discounts and commissions	245,813	—
Proceeds from issuance of common stock upon exercise of stock options	1,356	1,736
Treasury stock to satisfy tax withholdings on stock compensation awards	(1,145)	—
Payments of offering costs	(30)	—
Finance lease payments	(1,050)	(525)
Principal payments on financing arrangements	(673)	—
Loan facility fee payment	—	(100)
Net cash provided by financing activities	244,271	1,111
Net increase (decrease) in cash and cash equivalents	231,899	(63)
Cash and cash equivalents – beginning of period	218,781	90,315
Cash and cash equivalents – end of period	$450,680	$90,252

Supplemental information of non-cash investing and financing information:
Right-of-use assets obtained in exchange for operating lease liabilities	$81	$3,185
Property and equipment acquisitions through finance leases	$203	$827
Deferred offering costs included in accounts payable and accrued expenses	$362	$—
Purchase of property and equipment and capitalized software included in accounts payable	$351	$791
Cash payments for:
Interest	$156	$306
See notes to Unaudited Consolidated Financial Statements

Phreesia, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

1. Background and liquidity
(a) Background
Phreesia, Inc. (the "Company") is a leading provider of comprehensive software solutions that transform the healthcare experience by engaging patients in their care and enabling healthcare provider organizations to optimize operational efficiency, improve profitability and enhance clinical care and safety. Through the SaaS-based Phreesia Platform (the "Phreesia Platform" or "Platform"), the Company offers healthcare provider organizations a robust suite of solutions to manage the patient intake process and a leading payments solution for secure processing of patient payments. The Company’s Platform also provides life sciences companies with an engagement channel for targeted and direct communication with patients. In connection with the patient intake and registration process, Phreesia offers its provider customers the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription. The Company was formed in May 2005, and has offices in Raleigh, North Carolina and Ottawa, Canada. The Company completed an initial public offering in July 2019.
(b) Follow-on equity offering

On April 12, 2021, the Company closed a follow-on public offering in which the Company issued and sold 5,175,000 shares of its common stock at a public offering price of $50.00 per share, resulting in net proceeds of $245,813 after deducting underwriting discounts and offering expenses.

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
Management believes that the Company’s cash and cash equivalents at April 30, 2021, along with cash generated in the normal course of business, and available borrowing capacity under its Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the "Second SVB Facility") (Note 6), are sufficient to fund its operations for at least the next 12 months. The Company will seek to obtain additional financing, if needed, to successfully implement its long-term strategy.

2. Basis of presentation
(a) Consolidated financial statements
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and include the accounts of Phreesia, Inc., its branch operation in Canada and its subsidiary QueueDr Inc. (collectively, the "Company").

(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2022 and 2021 refer to the fiscal years ended January 31, 2022 and January 31, 2021, respectively.

(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of April 30, 2021 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended April 30, 2021 and 2020. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2021.

3. Summary of significant accounting policies
The Company’s significant accounting policies are disclosed in the audited financial statements for the fiscal year ended January 31, 2021. Since the date of those audited financial statements, there have been no material changes to the Company’s significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.

(a) Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments. Although management believes its estimates and assumptions are reasonable under the circumstances at the time they are made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Actual results could differ from those estimates made under different assumptions or circumstances. The most significant assumptions and estimates relate to the allowance for doubtful accounts, capitalized internal-use software, the determination of the useful lives of property and equipment, the fair value of securities underlying stock-based compensation, the fair value of identifiable assets and liabilities in a business acquisition, and the realization of deferred tax assets.

(b) Concentrations of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and settlement assets. The Company’s cash and cash equivalents are held by established financial institutions. The Company does not require collateral from its customers and generally requires payment within 30 to 60 days of billing. Settlement assets are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The Company utilizes one third-party payment processor.
The Company’s customers are primarily physician’s offices located in the United States and pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three months ended April 30, 2021. As of April 30, 2021, we had receivables from an entity that accounted for 10% of total accounts receivable.

(c) Risks and uncertainties

Risks Related to the COVID-19 Pandemic
In March 2020, the World Health Organization declared the ongoing outbreak of a novel strain of coronavirus ("COVID-19") a pandemic and the United States declared a national emergency with respect to COVID-19. There continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time.
(d) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three months ended April 30, 2021, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
Recent accounting pronouncements not yet adopted

There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of April 30, 2021 and January 31, 2021 are as follows:

	April 30, 2021	January 31, 2021
Payroll-related expenses and taxes	$4,086	$8,946
Payment processing fees liability	3,343	2,853
Other	7,687	6,525
Total	$15,116	$18,324

(b) Property and equipment
Property and equipment as of April 30, 2021 and January 31, 2021 are as follows:

	Useful Life
	(years)	April 30, 2021	January 31, 2021
PhreesiaPads and Arrivals Kiosks	3	$25,868	$25,837
Computer equipment	3	35,103	33,558
Computer software	3 to 5	5,232	5,105
Hardware development	3	1,024	1,024
Furniture and fixtures	7	539	539
Leasehold improvements	2	744	745
Total property and equipment		$68,510	$66,808
Less accumulated depreciation		(43,442)	(40,148)
Property and equipment — net		$25,068	$26,660
Depreciation expense related to property and equipment amounted to $3,297 and $2,268 for the three months ended April 30, 2021 and 2020, respectively.
Assets acquired under finance leases included in computer equipment were $20,139 and $19,933 as of April 30, 2021 and January 31, 2021, respectively. Accumulated amortization of assets under finance leases was $11,444 and $10,389 as of April 30, 2021 and January 31, 2021, respectively.

(c) Capitalized internal use software
For the three months ended April 30, 2021 and 2020, the Company capitalized $2,272 and $1,756, respectively, of costs related to the Phreesia Platform.
During the three months ended April 30, 2021 and 2020, amortization expense related to capitalized internal-use software was $1,523 and $1,293, respectively. As of April 30, 2021 and January 31, 2021, the net book value of the Phreesia Platform was $11,225 and $10,476, respectively.

(d) Intangible assets and goodwill
The following presents the details of intangible assets as of April 30, 2021 and January 31, 2021:

	Useful Life
	(years)	April 30, 2021	January 31, 2021
Acquired technology	5	$1,410	$1,410
Customer relationship	10	1,840	1,840
Total intangible assets, gross carrying value		$3,250	$3,250
Less accumulated amortization		(653)	(525)
Net carrying value		$2,597	$2,725
The remaining useful life for acquired technology in years is 4.2 and 4.4 as of April 30, 2021 and January 31, 2021, respectively. The remaining useful life for customer relationships in years is 7.5 and 7.7 as of April 30, 2021 and January 31, 2021, respectively.
Amortization expense associated with intangible assets amounted to $128 and $60 for the three months ended April 30, 2021 and 2020, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of April 30, 2021:

April 30, 2021
2022 (Remaining nine months)	$381
Fiscal Years Ending January 31,
2023	508
2024	494
2025	410
2026 - thereafter	804
Total	$2,597

There were no significant changes to the Company's goodwill balance during the three months ended April 30, 2021. The Company did not record any impairments of goodwill during the three months ended April 30, 2021 or 2020, respectively. Goodwill was $8,211 as of April 30, 2021 and $8,307 as of January 31, 2021.
(e) Accounts receivable
Accounts receivable as of April 30, 2021 and January 31, 2021 are as follows:

	April 30, 2021	January 31, 2021
Billed	$29,921	$28,464
Unbilled	709	1,287
Total accounts receivable, gross	$30,630	$29,751
Less accounts receivable allowances	(666)	(699)
Total accounts receivable	$29,964	$29,052

Activity in our allowance for doubtful accounts was as follows for the three months ended April 30, 2021:

April 30, 2021
Balance, January 31, 2021	$699
Bad debt expense	13
Write-offs and adjustments	(46)
Balance, April 30, 2021	$666

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

(f) Prepaid and other current assets
Prepaid and other current assets as of April 30, 2021 and January 31, 2021 are as follows:

	April 30, 2021	January 31, 2021
Prepaid software and business systems	3,734	$2,322
Prepaid data center expenses	1,905	1,211
Prepaid insurance	663	1,311
Other prepaid expenses and other current assets	1,604	2,410
Total prepaid and other current assets	$7,906	$7,254
The Company enters into cloud computing service contracts to support our sales and marketing, product development and administrative activities. Subsequent to the adoption of ASU 2018-15 in May 2020, we capitalize certain implementation costs for cloud computing arrangements that meet the definition of a service contract. We include these capitalized implementation costs within Prepaid software and business systems in the table above. Once placed in service, we amortize these costs over the remaining subscription term to the same expense line as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $949 and $893 as of April 30, 2021 and January 31, 2021, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $34 and $23 as of April 30, 2021 and January 31, 2021, respectively.

(g) Other income (expense), net

Other income, net for the three months ended April 30, 2021 was $66 and was composed primarily of foreign exchange gains of $65. Other expense, net for the three months ended April 30, 2020 was $715 and was composed entirely of foreign exchange losses.
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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $1,644 and $1,554 for the three months ended April 30, 2021 and 2020, respectively.

Contract balances
The following table represents a roll-forward of contract assets:

Contract assets (unbilled accounts receivable)
January 31, 2021	$1,287
Amount transferred to receivables from beginning balance of contract assets	(1,005)
Contract asset additions, net of reclassification to receivables	427
April 30, 2021	$709

The following table represents a roll-forward of deferred revenue:

Deferred revenue
January 31, 2021	$10,838
Revenue recognized that was included in deferred revenue at the beginning of the period	(8,626)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(4,340)
Increases due to invoicing prior to satisfaction of performance obligations	15,351
April 30, 2021	$13,223

Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $575 and $525 for the three months ended April 30, 2021 and 2020, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Beginning balance, January 31, 2021	$2,941
Additions to deferred contract acquisition costs	1,967
Amortization of deferred contract acquisition costs	(575)
Ending balance, April 30, 2021	4,333

Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,895
Deferred contract acquisition costs, non-current	2,438
Total deferred contract acquisition costs	$4,333

6. Debt and Finance Lease Liabilities
As of April 30, 2021 and January 31, 2021, the Company had the following outstanding debt and finance lease liabilities:

	April 30, 2021	January 31, 2021
Finance leases	$8,854	$9,702
Financing arrangements	651	1,533
Accrued interest and payments	130	100
Total debt and finance lease liabilities, before original issue discount	9,635	11,335
Less - current portion of debt and finance lease liabilities	(4,103)	(4,864)
Long term debt and finance lease liabilities	$5,532	$6,471

(a) Financing Agreements

On July 21, 2020, the Company entered into an insurance premium financing agreement in order to finance its premium payments for directors' and officers' insurance. As of April 30, 2021 and January 31, 2021, there was no outstanding principal amount under the agreement and $673, respectively. The arrangement bore interest at 2.6% per annum.

On April 10, 2020, the Company entered into a vendor financing agreement with a principal amount of $174 to finance the acquisition of certain internal use software licenses. As of April 30, 2021 and January 31, 2021, the outstanding principal balance of the financing agreement was $134 and $133, respectively. Interest accrues at an annual rate of 2.94%. The Company is required to make equal annual payments of $46 in May 2021, May 2022 and May 2023, which includes principal and interest.

On November 2, 2018, the Company entered into a vendor financing agreement with a principal amount of $1,256 to finance the acquisition of certain internal use software licenses. As of April 30, 2021 and January 31, 2021, the outstanding principal balance of the financing agreement was $517 and $504, respectively. Interest accrues at an annual rate of 9.83%. The Company is required to pay three equal payments of $183 in May 2021, November 2021 and June 2022, which includes principal and interest.
(b) Finance Leases

See Note 10 - Leases for more information regarding finance leases.
(c) Second Amended and Restated Loan and Security Agreement

On May 5, 2020 (the "Second SVB Effective Date"), the Company entered into the Second SVB Facility with Silicon Valley Bank. The Second SVB Facility modified the First Amended and Restated Loan and Security Agreement, dated February 28, 2019 (the "First SVB Facility"). The Second SVB Facility provides for a revolving credit facility with an initial borrowing capacity of $50,000. The borrowing capacity may be increased to $65,000 at the sole discretion of Silicon Valley Bank. Upon entering into the Second SVB Facility, the Company borrowed $20,663 against the revolving credit facility.The Company used the proceeds from its initial revolving credit borrowing to repay all amounts due under the First SVB Facility term loan.

Borrowings under the Second SVB Facility are payable five years from the Effective Date, which is May 5, 2025 (the "Maturity Date"). Borrowings under the Second SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of the Wall Street Journal Prime Rate or 4.5%. The interest rate will decrease by 0.5% upon reaching a defined level of Adjusted EBITDA as defined in the Second SVB Facility ("SVB Facility Adjusted EBITDA"). For the three months ended April 30, 2021, the interest rate on the Second SVB Facility was 4.5%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of $125 per year. The Second SVB Facility was paid off in late December 2020. The Company has $50,000 of availability as of April 30, 2021.

In the event that the Company terminates the Second SVB Facility prior to the Maturity Date, the Company will be required to pay a termination fee based on the length of time between termination and maturity. The Company will not be required to pay a termination fee if terminated after the fourth anniversary of the Second SVB Effective Date.

Any Company obligations under the Second SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Second SVB Facility includes a financial covenant that requires the Company to achieve certain profitability and liquidity thresholds. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. The Company was in compliance with all covenants related to the Second SVB Facility as of April 30, 2021.

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

As of April 30, 2021, there is no debt outstanding related to the Second SVB Facility. As a result, the Company presented all unamortized deferred costs within other assets as of April 30, 2021. The Company is amortizing the remaining unamortized costs over the remaining term of the Second SVB Facility.

Maturities of debt, including finance leases, in each of the next five years and thereafter are as follows:

	Total	Debt	Finance Leases
2022 (Remaining nine months)	$3,329	$506	$2,823
Fiscal year ending January 31:
2023	3,486	229	3,257
2024	2,351	46	2,305
2025	313	—	313
2026	156	—	156
Total long-term debt and finance lease maturities	$9,635	$781	$8,854
The components of interest (expense) income, net are as follows:

	Three months ended April 31,
	2021	2020
Interest expense (1)	$(258)	$(412)
Interest income	20	92
Interest (expense) income, net	$(238)	$(320)
(1) Includes amortization of deferred financing costs and original issue discount
7. Stockholders' Equity
(a) Common stock
The Company closed an IPO on July 22, 2019 and filed an Amended and Restated Certificate of Incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.
On April 12, 2021, the Company completed a follow-on offering of its Common Stock. In connection with this offering, the Company issued and sold 5,175,000 shares of common stock at an issuance price of $50.00 per share resulting in net proceeds of $245,813, after deducting underwriting discounts and commissions.
(b) Treasury stock
The Company's equity based compensation plan allows for the grant of non-vested stock options, restricted stock units ("RSUs"), market-based performance-based stock units ("PSUs") to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Under the provision of the plans, for RSU and PSU awards, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting of the RSU or PSU, the Company divides the participant's income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.

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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan, which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee).

In June 2019, the Board of Directors also adopted the Company’s 2019 Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved under the ESPP is limited to 855,873 shares.
As of April 30, 2021, there are 3,994,217 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase from February 1, 2020, as well as an additional 855,873 shares available for future grant pursuant to the ESPP.
(b) Stock options
Options granted under the plans have a maximum term of ten years and vest over a period determined by the Board of Directors (generally four years from the date of grant or the commencement of the grantee’s employment with the Company). Options generally vest 25% at the one-year anniversary of the grant date, after which point they generally vest pro rata on a monthly basis.

Stock option activity for the three months ended April 30, 2021 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2021	3,211,354	$4.67
Granted in three months ended April 30, 2021	—	$—
Exercised	(167,067)	$2.99
Forfeited and expired	(23,273)	$6.90
Outstanding and expected to vest — April 30, 2021	3,021,014	$4.74	5.39	$207,984
Exercisable — April 30, 2021	2,227,119	$—	7.61	$142,005
Amount vested in three months ended April 30, 2021	78,707	$—
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended April 30, 2021 and 2020 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $9,700 and $50,472, respectively.
For the three months ended April 30, 2021 and 2020, the Company recorded stock-based compensation expense for stock options of $519 and $585, respectively. As of April 30, 2021, there is $3,362 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 1.59 years.
For the three months ended April 30, 2021, stock-based compensation expense for stock options includes $98 related to the modification of stock options.
The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense.
(c) Restricted stock units
The Company has issued restricted stock units to employees and directors that vest based on a time-based condition. Pursuant to the time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years. The restricted stock units expire seven years from the grant date.
The Company issued 565,256 time-based restricted stock units during the three months ended April 30, 2021. These time-based restricted stock units are subject to the same four-year vesting period as the previously granted units.

Restricted stock unit activity for the three months ended April 30, 2021 are as follows:

Restricted stock units
Unvested, February 1, 2020	2,053,038
Granted in three months ended April 30, 2021	565,256
Vested	(47,617)
Forfeited and expired	(25,392)
Unvested, April 30, 2021	2,545,285

For the three months ended April 30, 2021 and 2020, the Company recognized $4,770 and $2,241 in restricted stock unit compensation expense, respectively, with $75,760 remaining of total unrecognized compensation costs related to these awards as of April 30, 2021. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.61 years. For the three months ended April 30, 2021, stock-based compensation expense for stock options includes $276 related to the modification of restricted stock units.
For the three months ended April 30, 2021, stock-based compensation expense for restricted stock units includes $8 related to restricted stock units issued in connection with the Vital Score acquisition in December 2018. As of April 30, 2021, there is $50 of total unrecognized compensation cost related to these awards.

(d) Market-based restricted stock units (PSUs)

The Company grants PSUs to certain members of our management team. PSUs vest three years from the grant date upon satisfaction of both time-based requirements and market targets based on Phreesia's total shareholder return ("TSR") relative to the TSR of each member of the Russell 3000 Index (the "Peer Group"). Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 200% of the number of PSUs originally granted. To earn the target number of PSUs (which represents 100% of the number of PSUs granted), the Company must perform at the 60th percentile, with the maximum number of PSUs earned if the Company performed at least at the 90th percentile. If Phreesia's TSR for the performance period is negative, the maximum number of PSUs that can be earned will be capped at 100%.

The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model which projected TSR for Phreesia and each member of the Peer Group over the three year performance period. The Company recognizes the grant date fair value of PSUs as compensation expense over the three year vesting period.
Market-based PSU activity for the three months ended April 30, 2021 are as follows:

Performance stock units
Outstanding, February 1, 2020	70,806
Granted in three months ended April 30, 2021	9,664
Vested	—
Forfeited and expired	—
Outstanding, April 30, 2021	80,470
During the three months ended April 30, 2021, the Company recorded $485 of stock-based compensation expense related to PSUs. As of April 30, 2021, unrecognized compensation cost related to PSUs was $5,921, to be recognized on a straight-line basis over 2.7 years, subject to the participants' continued employment with the Company.

9. Fair Value Measurements

The following table presents information about the Company's assets and liabilities that are measured at fair value as of April 30, 2021 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2021

Money market mutual funds	$197,541	$—	$—	$197,541
Total assets	$197,541	$—	$—	$197,541
Acquisition related contingent consideration liabilities	$—	$—	$(1,291)	$(1,291)
Total liabilities	$—	$—	$(1,291)	$(1,291)

The following table presents information about the Company's assets and liabilities that are measured at fair value as of January 31, 2021 and indicates the classification of each item within the fair value hierarchy (in thousands):

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

The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of the Company's debt approximates fair value because the interest rates approximate market rates and the debt maturities are relatively short-term.
The Company used certain derivative financial instruments as part of its risk management strategy to reduce its foreign currency risk. The Company does not designate any derivatives as hedges in accordance with ASC 815 Derivatives and Hedging. The Company recognized all derivatives on the balance sheet at fair value based on quotes obtained from financial institutions. The fair value of its foreign currency contracts as of January 31, 2021 was an asset of $148, which was included in prepaid and other current assets on the accompanying balance sheet. The fair value of the foreign currency contracts were considered Level 2 in the fair value hierarchy as of January 31, 2021. The foreign currency forward contracts matured during the three months ended April 30, 2021, and no forward currency forward contracts remain outstanding as of April 30, 2021.

In connection with the QueueDr acquisition, the Company recorded contingent consideration liabilities within accrued expenses for amounts payable to the selling shareholders based on collections from QueueDr customers. The Company is required to pay the selling shareholders a multiple of the amount collected on certain customer contracts through November 2022. Certain payments are reduced to the amount of customer collections if the customer contract is canceled. The fair value of the Company's contingent consideration liabilities are determined using a Monte-Carlo simulation which uses estimated cash flows and likelihoods of contract cancellation to estimate the expected payout based on collections and active status of the underlying customer contracts. The fair value of the Company's contingent consideration liabilities is determined based on inputs which are not readily available in public markets. Therefore, we have categorized the liabilities as Level 3 in the fair value hierarchy. As of April 30, 2021, the maximum remaining amount payable for the contingent consideration liabilities is $1,549.

The following table presents a roll-forward of our contingent consideration liabilities:

Balance at January 31, 2021	$1,286
Adjustment to the acquisition-date value	5
Balance at April 30, 2021	$1,291
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the three months ended April 30, 2021 and 2020.
10. Leases
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
The Company also entered into various finance lease arrangements for computer equipment. These agreements are typically for two to three years and are secured by the underlying equipment.

Supplemental balance sheet information related to operating and finance leases as of April 30, 2021 was as follows:

April 30, 2021
Operating leases:
Lease right-of-use assets	$2,497
Lease liabilities, current	$1,153
Lease liabilities, noncurrent	1,701
Total operating lease liabilities	$2,854

Finance leases:
Property and equipment, at cost	$20,139
Accumulated depreciation	(11,444)
Property and equipment, net	$8,695
Lease liabilities (included in Current portion of debt and finance leases)	$3,713
Lease liabilities, noncurrent (included in Long-term debt and finance leases)	5,141
Total finance lease liabilities	$8,854

For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of April 30, 2021, for operating leases, the weighted-average remaining lease term is 2.5 years and the weighted-average discount rate is 3.5%. As of April 30, 2021, for finance leases, the weighted-average remaining lease term is 2.5 years, and the weighted-average discount rate is 4.1%.

The components of lease expense for the three months ended April 30, 2021 were as follows:

April 30, 2021
Operating leases:
Operating lease cost	$256
Variable lease cost	67
Total operating lease cost	$323
Finance leases:
Amortization of right-of-use assets	$1,055
Interest on lease liabilities	102
Total finance lease cost	$1,157

The following represents a schedule of maturing lease commitments for operating and finance leases as of April 30, 2021:

	April 30, 2021
	Operating	Finance
Maturity of lease liabilities
2022 (remaining nine months)	$940	$3,050
Fiscal year ending January 31,
2023	1,187	3,427
2024	794	2,365
2025	52	328
Thereafter	—	158
Total future minimum lease payments	$2,973	$9,328
Less: interest	(119)	(474)
Present value of lease liabilities	$2,854	$8,854

Other supplemental cash flow information for the three months ended April 30, 2021 was as follows:

April 30, 2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$233
Operating cash used for finance leases	102
Financing cash used for finance leases	1,050
Total	$1,385

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$81
Finance	203
Total	$284
Cash paid for amounts included in the present value of operating lease liabilities was $233 during the three months ended April 30, 2021 and is included in cash (used in) provided by operating activities.
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
During the three months ended April 30, 2021, the Company recognized $1,644 in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of April 30, 2021, except for those with terms less than one year.

11. Commitments and contingencies

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
(c) Contingent consideration for acquisitions
Consideration transferred for acquisitions includes consideration which is payable contingent upon future events. The Company has recorded a $1,291 contingent consideration liability on its Consolidated Balance Sheet as of April 30, 2021, which is payable based upon future events. This liability is payable during the year ended January 31, 2022, and the final settlement amount is based on the performance of certain acquired customer contracts.
12. Income taxes
For the three months ended April 30, 2021, the Company recorded a tax provision of $149, compared to a tax provision of $111 for the corresponding period in the prior year. Our provision for income taxes was 1.4% and 1.9% of loss before income taxes for the three months ended April 30, 2021 and 2020, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against the majority of its deferred tax assets, and due to foreign income tax expense recorded for the Company's Canada branch.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at April 30, 2021 and January 31, 2021.

13. Net loss per share attributable to common stockholders

(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended April 30,
	2021	2020
Numerator:
Net loss	$(10,974)	$(6,112)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	45,416,431	37,308,084
Net loss per share attributable to common stockholders	$(0.24)	$(0.16)

(b) Potential dilutive securities

The Company’s potential dilutive securities, which include stock options, restricted stock units, performance stock units and outstanding warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of April 30,
	2021	2020
Stock options to purchase common stock, restricted stock units and performance stock units	5,727,577	6,405,769
Warrants to purchase common stock	—	75,137
Total	5,727,577	6,480,906

14. Related party transactions
For the three months ended April 30, 2021, the Company recognized revenue totaling $135 for advertisements placed by a pharmaceutical company. One of our independent board of directors serves on the board of directors for the pharmaceutical company. The Company recognized revenue totaling approximately $1,437 from an affiliate of a stockholder of the Company for the three months ended April 30, 2020, when this entity was a related party. The entity was a related party for the first half of of fiscal 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes thereto included in our Form 10-K for the fiscal year ended January 31, 2021. In addition to historical financial information, the following discussion and analysis and information set forth elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Financial Highlights
•Total revenue increased 45% to $48.3 million in the three months ended April 30, 2021, compared with $33.4 million in the three months ended April 30, 2020.
•Net loss was $11.0 million in the three months ended April 30, 2021, compared to $6.1 million in the three months ended April 30, 2020.
•Adjusted EBITDA was positive $0.1 million in the three months ended April 30, 2021, compared to positive $1.5 million in the three months ended April 30, 2020.
•Cash used in operating activities was $5.5 million for the three months ended April 30, 2021, compared to cash provided by operating activities of $1.9 million for the three months ended April 30, 2020.
•Free cash flow was negative $12.4 million for the three months ended April 30, 2021, compared to negative $1.2 million for the three months ended April 30, 2020.
•Cash and cash equivalents as of April 30, 2021 was $450.7 million, an increase of $231.9 million compared to January 31, 2021, driven primarily by our follow-on offering of common stock, which generated net proceeds of $245.8 million.
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
Recent developments
COVID-19
The impact of the COVID-19 (a novel strain of coronavirus) pandemic has been widespread and rapidly evolving. Over the last six months, several vaccines for COVID-19 received FDA approval and are currently being administered across the country. To date, more than a third of Americans are fully vaccinated against the virus. Despite the promising vaccination rates and many states' reopening plans, we believe COVID-19 may continue to impact the normal operations of our clients, which are primarily healthcare providers. As more individuals are vaccinated, we expect these impacts to be diminished.

Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three months ended April 30,
	2021	2020
Key Metrics:
Provider clients (average over period)	1,902	1,632
Average revenue per provider client	$20,222	$16,735

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

Additional Information

	Three months ended April 30,
	2021	2020
Patient payment volume (in millions)	$701	$454
Payment facilitator volume percentage	78%	84%
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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed on credit and debit cards on the Phreesia Platform through our payment facilitator model. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented roughly 78% and 84% of our patient payment volume in the three months ended April 30, 2021 and 2020, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions.
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
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that certain deferred tax assets as of April 30, 2021 will not be realized in the near term. Consequently, we have established a valuation allowance against its deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Comparison of results of operations for the three months ended April 30, 2021 and 2020

Revenue (in thousands)

	Three months ended April 30,
(in thousands)	2021	2020	$ Change	% Change
Subscription and related services	$21,819	$15,599	$6,220	40%
Payment processing fees	16,644	11,707	4,937	42%
Life sciences	9,828	6,090	3,738	61%
Total revenue	$48,291	$33,396	$14,895	45%
•Subscription and related services. Our subscription and related services revenue from healthcare organizations increased $6.2 million to $21.8 million for the three months ended April 30, 2021, as compared to $15.6 million for the three months ended April 30, 2020, primarily due to new provider clients added in fiscal 2021 as well as expansion of and cross-selling to existing provider clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $4.9 million to $16.6 million for the three months ended April 30, 2021, as compared to $11.7 million for the three months ended April 30, 2020. The increase was due to the addition of new provider clients, expansion of existing provider clients, as well as the reduced impact of COVID-19, which had decreased patient visits in the three months ended April 30, 2020.
•Life sciences. Our revenue from life science clients for digital marketing increased $3.7 million to $9.8 million for the three months ended April 30, 2021, as compared to $6.1 million for the three months ended April 30, 2020, due to an increase in new digital marketing solutions programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended April 30,
(in thousands)	2021	2020	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$8,534	$4,734	$3,800	80%
Cost of revenue (excluding depreciation and amortization) increased $3.8 million to $8.5 million for the three months ended April 30, 2021, as compared to $4.7 million for the three months ended April 30, 2020. The increase resulted primarily from higher headcount and associated compensation cost as well as increased costs related to the expansion of our data centers, both driven by customer growth. The timing of investments in headcount and data center costs occur prior to the recognition of related revenue.
Stock compensation expense included in cost of revenue was $0.4 million and $0.1 million for the three months ended April 30, 2021 and 2020, respectively.

Payment processing expense

	Three months ended April 30,
(in thousands)	2021	2020	$ Change	% Change
Payment processing expense	$9,725	$6,848	$2,877	42%
Payment processing expense increased $2.9 million to $9.7 million for the three months ended April 30, 2021, as compared to $6.8 million for the three months ended April 30, 2020. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year.

Sales and marketing

	Three months ended April 30,
(in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$15,012	$9,434	$5,578	59%
Sales and marketing expense increased $5.6 million to $15.0 million for the three months ended April 30, 2021, as compared to $9.4 million for the three months ended April 30, 2020. The increase was primarily attributable to a $5.4 million increase in total compensation costs driven by the growth in sales and marketing headcount.
Stock compensation expense included in sales and marketing expense was $1.6 million and $0.7 million for the three months ended April 30, 2021 and 2020, respectively.

Research and development

	Three months ended April 30,
(in thousands)	2021	2020	$ Change	% Change
Research and development	$8,054	$5,005	$3,049	61%
Research and development expense increased $3.0 million to $8.1 million for the three months ended April 30, 2021, as compared to $5.0 million for the three months ended April 30, 2020. The increase resulted primarily from a $1.6 million increase in total compensation costs driven by an increase in headcount to support our product development efforts, as well as a $1.0 million increase in outside services costs.
Stock compensation expense included in research and development expense was $0.8 million and $0.5 million for the three months ended April 30, 2021 and 2020, respectively.

General and administrative

	Three months ended April 30,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$12,671	$8,720	$3,951	45%
General and administrative expense increased $4.0 million to $12.7 million for the three months ended April 30, 2021, as compared to $8.7 million for the three months ended April 30, 2020. The increase resulted primarily from a $3.4 million increase in total compensation costs driven by an increase in headcount to support our growth as a public company as well as higher software costs.
Stock compensation expense included in general and administrative expense was $2.9 million and $1.6 million for the three months ended April 30, 2021 and 2020, respectively.
Depreciation

	Three months ended April 30,
(in thousands)	2021	2020	$ Change	% Change
Depreciation	$3,297	$2,268	$1,029	45%
Depreciation expense increased $1.0 million to $3.3 million for the three months ended April 30, 2021 as compared to $2.3 million for the three months ended April 30, 2020. The increase was primarily attributable to higher data center equipment depreciation.

Amortization

	Three months ended April 30,
(in thousands)	2021	2020	$ Change	% Change
Amortization	$1,651	$1,353	$298	22%
Amortization expense increased $0.3 million to $1.7 million for the three months ended April 30, 2021, as compared to $1.4 million for the three months ended April 30, 2020. The increase was primarily driven by increased amortization of capitalized internal-use software development costs, as well as higher amortization of acquired intangible assets.

Other income (expense)

	Three months ended April 30,
(in thousands)	2021	2020	$ Change	% Change
Other income (expense), net	$66	$(715)	$781	(109)%
Other income (expense), net changed by $0.8 million to income of less than $0.1 million for the three months ended April 30, 2021 as compared to expense of $0.7 million for the three months ended April 30, 2020, driven by a decrease in foreign exchange losses.

Interest income (expense)

	Three months ended April 30,
(in thousands)	2021	2020	$ Change	% Change
Interest (expense) income, net	$(238)	$(320)	$82	(26)%
Interest expense, net decreased $0.1 million to $0.2 million for the three months ended April 30, 2021, as compared to $0.3 million for the three months ended April 30, 2020. The decrease is primarily attributable to lower average debt balances due to repayment of debt with the proceeds of our equity offerings.

Provision for income taxes

	Three months ended April 30,
(in thousands)	2021	2020	$ Change	% Change
Provision for income taxes	$(149)	$(111)	$(38)	34%
Provision for income taxes remained consistent at $0.1 million for the three months ended April 30, 2021, as compared $0.1 million for the three months ended April 30, 2020. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and state income taxes.

Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss before interest expense (income), net, provision for (benefit from) income taxes, depreciation and amortization, and before stock-based compensation expense, change in fair value of contingent consideration liabilities and other (income) expense, net.
We have provided below a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. We have presented Adjusted EBITDA in the Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended April 30,
(in thousands, unaudited)	2021	2020
Net loss	$(10,974)	$(6,112)
Interest expense (income), net	238	320
Provision for income taxes	149	111
Depreciation and amortization	4,948	3,621
Stock-based compensation expense	5,774	2,872
Other (income) expense, net	(66)	715
Adjusted EBITDA	$69	$1,527
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
The following table presents a reconciliation of free cash flow from net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(5,473)	$1,903
Less:
Capitalized internal-use software	(2,916)	(1,160)
Purchases of property and equipment	(3,983)	(1,917)
Free cash flow	$(12,372)	$(1,174)

Liquidity and capital resources
In April 2021, the Company completed a follow-on offering of its Common Stock. In connection with this offering, the Company issued and sold 5,175,000 shares of common stock at an issuance price of $50.00 per share resulting in net proceeds of $245.8 million, after deducting underwriting discounts and commissions.

As of April 30, 2021 and January 31, 2021, we had cash and cash equivalents of $450.7 million and $218.8 million, respectively. Cash and cash equivalents consist of money market accounts and cash on deposit.
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
Silicon Valley Bank facility
In February 2019, we entered into a loan and security agreement with Silicon Valley Bank ("SVB"), (the "First SVB Facility"), which provided for a secured term loan facility and a revolving credit facility. We borrowed $20.0 million as a term loan under the facility during fiscal 2020. On May 5, 2020, the Company entered into a Second Amended and Restated Loan and Security Agreement with SVB (the "Second SVB Facility"), and transferred the outstanding balance on the First SVB Facility Term Loan into revolving credit borrowings under the Second SVB Facility.
The Company repaid the outstanding balance on the Second SVB Facility in January 2021. As of April 30, 2021, the Company has no outstanding balance on the facility and $50.0 million of available borrowings under the facility.
Borrowings under the Second SVB Facility are payable on May 5, 2025 (the "Maturity Date"). Borrowings under the Second SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of the bank's prime rate or 4.5%. The interest rate will be reduced if the Company reaches certain defined Second SVB Facility Adjusted EBITDA levels. As of April 30, 2021, the interest rate on the Second SVB Facility was 4.5%. In addition to principal and interest due under the Second SVB Facility, the Company is required to pay an annual commitment fee of $0.1 million per year. The first facility fee payment of $0.1 million was paid during the year ended January 31, 2021.
In the event that the Company terminates the Second SVB Facility prior to the Maturity Date, the Company will be required to pay a termination fee equal to $0.2 million plus a percent of total borrowing capacity, both of which are reduced based on the amount of time elapsed before the termination.
Any Company obligations under the Second SVB Facility are secured by a first priority security interest in substantially all of the Company's assets, other than intellectual property. The Second SVB Facility includes a financial covenant that requires the Company to achieve specified levels of Adjusted EBITDA, as defined in the Second SVB Facility. This financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. The Company was in compliance with all covenants related to the Second SVB Facility as of April 30, 2021.
The following table summarizes our sources and uses of cash for the three months ended April 30, 2021 and 2020:

	Three months ended April 30,
(in thousands)	2021	2020
Cash (used in) provided by operating activities	$(5,473)	$1,903
Cash used in investing activities	(6,899)	(3,077)
Cash provided by financing activities	244,271	1,111
Net increase (decrease) in cash and cash equivalents	$231,899	$(63)
Operating activities
The primary source of cash from operating activities is cash received from our customers. The primary uses of cash for operating activities are for payroll, payments to suppliers and employees, payments for operating leases, as well as cash paid for interest on our borrowings and finance leases and cash paid for various sales, property and income taxes.
During the three months ended April 30, 2021, cash used in operating activities was $5.5 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
During the three months ended April 30, 2020, cash provided by operating activities was $1.9 million, as our cash received from customers exceeded cash paid to employees and suppliers in connection with our normal operations.
Investing activities
During the three months ended April 30, 2021, cash used in investing activities was $6.9 million, principally resulting from capital expenditures, the majority of which consisted of $4.0 million of purchases of property and equipment including hardware used by clients and the purchase of data center equipment, as well as capitalized internal-use software costs of $2.9 million.

During the three months ended April 30, 2020, cash used in investing activities was $3.1 million, principally resulting from capital expenditures for purchases of property and equipment of $1.9 million and capitalized internal-use software of $1.2 million.
Financing activities
During the three months ended April 30, 2021, net cash provided by financing activities was $244.3 million, consisting of $245.8 million in proceeds from the April 2021 offering of our common stock, net of underwriters' discounts and commissions, and $1.4 million in proceeds from the issuance of common stock upon the exercise of stock options, partially offset by $1.1 million used for treasury stock to satisfy tax withholdings on stock compensation awards, $1.1 million used for principal payments on finance leases and $0.7 million used for loan facility fee payments.
During the three months ended April 30, 2020, net cash provided by financing activities was $1.1 million, consisting of $1.7 million in proceeds from the issuance of common stock upon the exercise of stock options, offset by $0.6 million in finance lease and loan facility fee payments.
Contractual obligations and commitments

Our principal commitments consist of finance lease and operating lease obligations, as well as debt obligations, interest on debt and purchase obligations. During the three months ended April 30, 2021, our finance lease obligations decreased by $0.8 million due to $1.1 million of principal payments offset by $0.2 million of new finance leases. Our debt obligations decreased due to $0.7 million of principal payments.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Finance lease obligations	$9,328	$3,050	$5,792	$486	$—
Operating lease obligations	2,973	940	1,981	52	—
Long-term debt obligations	781	506	275	—	—
Interest on long-term debt	59	45	14	—	—
Purchase obligations	440	440	—	—	—
Total	$13,581	$4,981	$8,062	$538	$—

Critical accounting policies and estimates
Our unaudited consolidated financial statements are prepared in accordance with GAAP regarding interim financial reporting. The preparation of our unaudited consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2021 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Recent accounting pronouncements
See Note 3 to our unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Off-balance sheet arrangements
As of April 30, 2021 and January 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign currency exchange risk
We have foreign currency risks related to our expenses denominated in Canadian dollars, which are subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. In previous periods, we entered into foreign currency forward contracts as economic hedges to minimize those fluctuations. As of April 30, 2021, no foreign currency forward contracts remain outstanding. To date, foreign currency transaction gains and losses have not been material to our financial statements.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the date of this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the material weakness in internal control over financial reporting, described below. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In light of the material weakness described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Accordingly, management believes that the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Material Weakness in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the fiscal year ended January 31, 2021, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We determined that we had a material weakness because we did not maintain effective user access and program change controls. Our controls over user access and program change management were ineffective in that they didn’t adequately restrict user and privileged access and program changes related to certain information technology ("IT") systems that support our financial reporting processes. User and privileged access were not appropriately provisioned and program changes were not adequately reviewed prior to being placed in production. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems were also ineffective because they could have been adversely impacted. We believe that these control deficiencies were a result of an insufficient number of IT personnel to identify and assess risks associated with changes in IT environments resulting in inappropriate assignment of user and privileged access as well as insufficient documentation for control operations over user access and program change controls. Accordingly, internal controls over our financial statement close process were not designed appropriately to detect a material error in the financial statements in a timely manner.
Management’s Plan to Remediate the Material Weakness
With the oversight of senior management and our audit committee, we have been implementing and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weakness are remediated. The remediation actions include: (i) hiring additional IT personnel including an IT compliance oversight function; (ii) developing enhanced risk assessment policies and procedures and developing and implementing enhanced controls with a focus on those related to user and privileged access and change management over IT systems impacting financial reporting; and (iii) enhancing documentation underlying information technology controls related to user access and change management on systems supporting financial reporting processes. The above remediation will not be considered complete until such time that the controls put in place have a reasonable time to operate and we have been able to test their operating effectiveness. While we are implementing a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. These improvements to our internal control infrastructure are ongoing, including during the preparation of our financial statements as of the end of the period covered by this report. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weakness in internal control over financial reporting as discussed above. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial reporting controls and procedures.
Changes in Internal Control Over Financial Reporting
Except for the changes in connection with our implementation of the remediation plans above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The information contained in Note 11 to the Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting.

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

We determined that we had a material weakness for the fiscal year ended January 31, 2020 because we had deficiencies in our internal controls over several areas, including segregation of duties and review and approval of manual journal entries. These deficiencies were partially due to our not maintaining a sufficient complement of personnel with an appropriate degree of knowledge, experience, and training, commensurate with our accounting and reporting requirements. As a result of the lack of personnel, we had inappropriate segregation of duties throughout several control processes, including the review and approval of manual journal entries. Accordingly, internal controls over our financial statement close process were not designed appropriately to detect a material error in the financial statements in a timely manner.

We believe we made significant progress in remediating the material weakness in accounting personnel and internal controls over the financial statement close process that we identified in fiscal year 2020, during fiscal year 2021, and in the first quarter of fiscal 2022. To address our fiscal 2020 material weakness, we have hired and will continue to hire additional accounting personnel and implement process level and management review controls. However, we determined that a portion of the material weakness that we identified in fiscal year 2020 was not resolved by the first quarter of fiscal 2022.

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
We have incurred significant operating losses since our inception. For the three months ended April 30, 2021 and the years ended January 31, 2021 and January 31, 2020, we had net losses of $11.0 million, $27.3 million and $20.3 million, respectively, and losses from operations of $10.7 million, $25.7 million and $15.3 million, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the Phreesia Platform, develop new solutions and comply with being a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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
A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") known as the Durbin Amendment empowered the Federal Reserve Board, ("FRB"), to establish and regulate a cap on the interchange fees that merchants pay banks for electronic clearing of debit card transactions. The final rule implementing the Durbin Amendment established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions, and it established a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, limiting the fee revenue to debit card issuers and payment processors. HSA-linked payment cards are currently exempt from the rule, assuming the card is the only means of access to the underlying funds (except when all remaining funds are provided to the cardholder in a single transaction). The FRB is empowered to issue amendments to the rule, or a state or federal legislative body could enact new legislation, which could change the scope of the current rule and the basis upon which interchange rate caps are calculated. To the extent that HSA-linked payment cards and other exempt payment cards used on our Platform (or their issuing banks) lose their exempt status under the current rules or if the current interchange rate caps applicable to other payment cards used on our Platform are increased, any such amendment, rule making, or legislation could impact interchange rates applicable to payment card transactions processed through our Platform. As a result, this could decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.

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
We are a “Business Associate” as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH Act") and their implementing regulations, collectively referred to as HIPAA. The U.S. Department of Health and Human Services, ("HHS"), Office of Civil Rights, ("OCR"), may impose civil penalties on a Business Associate for a failure to comply with any HIPAA requirement. The U.S. Department of Justice (the "DOJ") is responsible for criminal prosecutions under HIPAA. A Business Associate can also face criminal penalties for HIPAA violations. Penalties can vary significantly depending on a number of factors, such as whether the Business Associate’s failure to comply was due to willful neglect. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for recklessness in misusing individuals’ health information.
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
Federal and state consumer protection laws are increasingly being applied by the United States Federal Trade Commission ("FTC") and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.
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
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States, such as the California Consumer Privacy Act ("CCPA") which went into effect on January 1, 2020 and has been amended several times. Further, a new California privacy law, the California Privacy Rights Act ("CPRA") was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2020 (with certain provisions having retroactive effect to January 1, 2022). Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CRA contain exceptions for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CRA or other such future laws, regulations and standards may have on our business. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA contains an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA or other such future laws, regulations and standards may have on our business.
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
In addition to government regulation and the securities laws, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards ("PCI-DSS") and Security Organization Control 2 ("SOC 2"), with which we are currently compliant. In the event we fail to comply with the PCI-DSS or fail to maintain our Security Organization Control 2 or receive recertification from HITRUST, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act ("ACA") was adopted, which is a healthcare reform measure that provides healthcare insurance for approximately 30 million additional Americans. The ACA includes a variety of healthcare reform provisions and requirements that became effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in federal court, including a constitutional challenge in the U.S. Supreme Court, which is expected to rule on the case in Spring 2021. Pending the Supreme Court’s decision, the ACA remains in effect, but it is unclear how this decision, and other efforts to repeal or further modify the ACA, particularly given the new administration, will impact the ACA and our business.

Further, on March 9, 2020, the HHS, Office of the National Coordinator for Health Information Technology ("ONC") and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information ("EHI"), by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act ("Cures Act"), regarding interoperability and “information blocking,” and create significant new requirements for health care industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. The new rules create significant new requirements for health care industry participants, and require certain electronic health record technology to incorporate standardized application programming interfaces ("APIs") to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC will also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implements the information blocking provisions of the Cures Act and identified eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. In light of the COVID-19 public health emergency, on October 29, 2020, HHS released an interim final rule delaying compliance dates for certain aspects of the final rule in light of pressures placed on the healthcare industry by the ongoing COVID-19 pandemic. Additionally, the Biden administration’s moratorium on Trump-era regulations that are not yet effective may further impact this rule. We continue to monitor the impact of these rules and any delays that may take place. However, it is unclear how the Biden administration’s moratorium on Trump-era regulations that are not yet effective may further impact this rule. As currently drafted, certified API Developers must comply with new administrative requirements by April 5, 2021 and must provide all certified API technology by December 31, 2022.
The final CMS rule focuses on patients enrolled in Medicare Advantage plans, Medicaid and Children's Health Insurance Program ("CHIP") fee-for-service programs, Medicaid managed care plans, CHIP managed care entities, and qualified health plans on the federally-facilitated exchanges, and enacts measures to enable patients to have both their clinical and administrative information travel with them. By January 1, 2021, payors had to make patient data dating back to January 1, 2016 available through an APO. As a result of COVID-19 and to provide additional flexibility to payors, CMS will exercise enforcement discretion for a period of six months in connection with the Patient Access API and Provider Directory API provisions of the final CMS rule and therefore will not enforce these new requirements until July 1, 2021.
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
On December 2, 2020, the OIG published further modifications to the federal Anti-Kickback Statute in the Federal Register. Under the final rule, the OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. On the same day, CMS published a final rule that provides a safe harbor for value-based compensation agreements under the Stark Law. However, the U.S. Government Accountability Office ("GAO") found that these final rules did not meet the sixty-day delay required under the Congressional Review Act ("CRA"). Additionally, on January 20, 2021, the Biden administration issued a moratorium on all Trump-era rules that have not yet taken effect. Due to the CRA delay and the Biden administration moratorium, it is not clear when these safe harbors and exceptions will be effective. HIPAA, as amended by the HITECH Act, and their respective implementing regulations, also impose criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payers) or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

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
The Telephone Consumer Protection Act ("TCPA") is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA’s purview has extended to text messages sent to consumers. We must ensure that our services that leverage text messaging comply with TCPA regulations and agency guidance. While we strive to adhere to strict policies and procedures, the Federal Communications Commission ("FCC") as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our services violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, and could have an adverse effect on our business. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
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
As of January 31, 2021, we had U.S. federal and state net operating loss carryforwards, ("NOLs"), of $199.1 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act of 2017, as amended by The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, of 2020, the amount of post 2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

Risks relating to our indebtedness
In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended April 30, 2021 our net cash used in operating activities was $5.5 million. As of April 30, 2021, we had $450.7 million of cash and cash equivalents, which are held for working capital purposes. As of April 30, 2021, we had no outstanding borrowings under our revolving line of credit, with the ability to borrow up to $50.0 million under the revolving line of credit included in the Second Amended and Restated Loan and Security Agreement (the "Second SVB Facility”). Borrowings under our credit facility are secured by substantially all of our properties, rights and assets, excluding intellectual property.
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
Additionally, the number of shares of our common stock reserved for issuance under our 2019 Stock Option and Incentive Plan (the "2019 Plan") automatically increased on February 1, 2020 and will automatically increase each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 or such lesser number of shares determined by the administrator of the 2019 Plan. As a result, our stockholders may experience additional dilution.
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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law ("DGCL"), which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our certificate of incorporation and our bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors or cause us to take other corporate actions. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
Our bylaws designate certain specified courts as the sole and exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the "Chancery Court") will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine (the "Delaware Forum Provision"). The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act of 1933, as amended (the "Securities Act"), or Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the Southern District of New York will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the "Federal Forum Provision"). Our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (file No 001-38977) filed with the Securities and Exchange Commission on September 10, 2019.

3.2
Second Amended and Restated By-laws of the Registrant (incorporated by reference to exhibit 3.2 to the Registrant's Annual Report on Form 10-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 31, 2021.

10.1#
Second Amended and Restated Employment Agreement between Phreesia, Inc. and Randy Rasmussen, effective May 1, 2021 (incorporated by reference to exhibit 10.1 to the Registrants Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on May 3, 2021).

10.2#
Third Amended and Restated Employment Agreement between Phreesia, Inc. and Thomas Altier, effective May 1, 2021 (incorporated by reference to exhibit 10.2 to the Registrants Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on May 3, 2021).

10.3#	Amended and Restated Employment Agreement between Phreesia, Inc. and Allison Hoffman, effective February 1, 2021 (filed herewith).

10.4#	Second Amended and Restated Employment Agreement between Phreesia, Inc. and David Linetsky, effective February 1, 2021 (filed herewith).

10.5#	Second Amended and Restated Non-Employee Director Compensation Policy, dated May 12, 2021 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHREESIA, INC.

Date: June 4, 2021	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 4, 2021	By:	/s/ Randy Rasmussen
Randy Rasmussen
Chief Financial Officer
(Principal Financial Officer)