Form 10-Q
period 2021-07-31
Phreesia, Inc.
filed 2021-09-02
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 27, 2021, 50,875,523 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PHREESIA, INC.
FORM 10-Q
For the Quarter Ended July 31, 2021

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

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media and web channels as a means of disclosing information about the company, our platform, our planned financial and other announcements, attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

PHREESIA Twitter Account (https://twitter.com/phreesia)
PHREESIA Facebook Page (https://www.facebook.com/phreesia/)
PHREESIA LinkedIn Page (https://www.linkedin.com/company/phreesia)
PHREESIA News Page (https://www.phreesia.com/news/)

The information we post through these channels may be deemed material. Accordingly, investors should monitor these accounts and our News page, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this quarterly report on Form 10-Q. These channels may be updated from time to time on Phreesia’s investor relations website.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 31, 2021	January 31, 2021
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$439,854	$218,781
Settlement assets	15,503	15,488
Accounts receivable, net of allowance for doubtful accounts of $632 and $699 as of July 31, 2021 and January 31, 2021, respectively	30,356	29,052
Deferred contract acquisition costs	1,817	1,693
Prepaid expenses and other current assets	6,161	7,254
Total current assets	493,691	272,268
Property and equipment, net of accumulated depreciation and amortization of $47,124 and $40,148 as of July 31, 2021 and January 31, 2021, respectively	26,868	26,660
Capitalized internal-use software, net of accumulated amortization of $28,451 and $25,476 as of July 31, 2021 and January 31, 2021, respectively	12,299	10,476
Operating lease right-of-use assets	2,252	2,654
Deferred contract acquisition costs	2,513	1,248
Intangible assets, net of accumulated amortization of $780 and $525 as of July 31, 2021 and January 31, 2021, respectively	2,470	2,725
Deferred tax asset	379	658
Goodwill	8,211	8,307
Other assets	2,543	1,670
Total assets	$551,226	$326,666
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$15,503	$15,488
Current portion of finance lease liabilities and other debt	4,494	4,864
Current portion of operating lease liabilities	1,133	1,087
Accounts payable	5,483	4,389
Accrued expenses	18,101	18,324
Deferred revenue	12,938	10,838
Total current liabilities	57,652	54,990
Long-term finance lease liabilities and other debt	5,598	6,471
Operating lease liabilities, non-current	1,412	1,899
Total liabilities	64,662	63,360
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value - 500,000,000 shares authorized as of both July 31, 2021 and January 31, 2021; 50,892,126 and 44,880,883 shares issued as of July 31, 2021 and January 31, 2021, respectively	509	449
Additional paid-in capital	840,287	579,599
Accumulated deficit	(347,144)	(311,777)
Treasury stock, at cost, 135,918 and 99,520 shares at July 31, 2021 and January 31, 2021, respectively	(7,088)	(4,965)
Total Stockholders’ Equity	486,564	263,306
Total Liabilities and Stockholders’ Equity	$551,226	$326,666
See notes to Unaudited Consolidated Financial Statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
Revenue:
Subscription and related services	$22,885	$17,129	$44,704	$32,728
Payment processing fees	16,306	11,828	32,950	23,535
Life sciences	11,816	6,052	21,644	12,142
Total revenues	51,007	35,009	99,298	68,405
Expenses:
Cost of revenue (excluding depreciation and amortization)	10,032	5,271	18,566	10,005
Payment processing expense	9,648	6,747	19,373	13,595
Sales and marketing	22,167	10,098	37,179	19,532
Research and development	11,443	5,530	19,497	10,535
General and administrative	16,244	9,631	28,915	18,351
Depreciation	3,701	2,410	6,998	4,678
Amortization	1,580	1,632	3,231	2,985
Total expenses	74,815	41,319	133,759	79,681
Operating loss	(23,808)	(6,310)	(34,461)	(11,276)
Other (expense) income, net	(90)	424	(24)	(291)
Interest (expense) income, net	(207)	(419)	(445)	(739)
Total other (expense) income, net	(297)	5	(469)	(1,030)
Loss before provision for income taxes	(24,105)	(6,305)	(34,930)	(12,306)
Provision for income taxes	(288)	(66)	(437)	(177)
Net loss	$(24,393)	$(6,371)	$(35,367)	$(12,483)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.17)	$(0.73)	$(0.33)
Weighted-average common shares outstanding, basic and diluted	50,577,614	37,735,155	48,287,305	37,523,966
See notes to Unaudited Consolidated Financial Statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2020	36,610,763	$366	$386,383	$(284,485)	$(399)	$101,865
Net loss	—	—	—	(6,112)	—	(6,112)
Stock-based compensation	—	—	2,872	—	—	2,872
Exercise of stock options and vesting of restricted stock units	988,678	10	1,727	—	—	1,737
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(447)	(447)
Balance, April 30, 2020	37,599,441	$376	$390,982	$(290,597)	$(846)	$99,915
Net loss	—	—	—	(6,371)	—	(6,371)
Stock-based compensation	—	—	3,428	—	—	3,428
Exercise of stock options and vesting of restricted stock units	283,396	3	735	—	—	738
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(23)	(23)
Balance, July 31, 2020	37,882,837	$379	$395,145	$(296,968)	$(869)	$97,687

Balance, February 1, 2021	44,880,883	$449	$579,599	$(311,777)	$(4,965)	$263,306
Net loss	—	—	—	(10,974)	—	(10,974)
Stock-based compensation	—	—	5,774	—	—	5,774
Exercise of stock options and vesting of restricted stock units	214,346	2	498	—	—	500
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,145)	(1,145)
Issuance of common stock in follow-on public offering, net	5,175,000	52	245,761	—	—	245,813
Balance, April 30, 2021	50,270,229	$503	$831,632	$(322,751)	$(6,110)	$503,274
Net loss	—	—	—	(24,393)	—	(24,393)
Stock-based compensation	—	—	7,355	—	—	7,355
Exercise of stock options and vesting of restricted stock units	621,897	6	1,300	—	—	1,306
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(978)	(978)
Balance, July 31, 2021	50,892,126	$509	$840,287	$(347,144)	$(7,088)	$486,564

See notes to Unaudited Consolidated Financial Statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six months ended July 31,
	2021	2020
Operating activities:
Net loss	$(35,367)	$(12,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,229	7,663
Stock-based compensation expense	13,047	6,300
Amortization of deferred financing costs and debt discount	144	245
Cost of Phreesia hardware purchased by customers	273	439
Deferred contract acquisition costs amortization	1,152	1,775
Non-cash operating lease expense	483	777
Change in fair value of contingent consideration liabilities	209	—
Deferred tax asset	279	109
Changes in operating assets and liabilities:
Accounts receivable	(1,304)	(994)
Prepaid expenses and other assets	(1,037)	(2,892)
Deferred contract acquisition costs	(2,541)	(1,401)
Accounts payable	950	(1,275)
Accrued expenses and other liabilities	(275)	1,116
Lease liability	(544)	(755)
Deferred revenue	2,100	856
Net cash used in operating activities	(12,202)	(520)
Investing activities:
Capitalized internal-use software	(5,023)	(2,737)
Purchase of property and equipment	(5,030)	(4,659)
Net cash used in investing activities	(10,053)	(7,396)
Financing activities:
Proceeds from issuance of common stock in equity offerings, net of underwriters' discounts and commissions	245,813	—
Proceeds from issuance of common stock upon exercise of stock options	2,678	2,475
Treasury stock to satisfy tax withholdings on stock compensation awards	(1,960)	(869)
Proceeds from employee stock purchase plan	295	—
Insurance financing agreement	—	2,009
Finance lease payments	(2,100)	(1,301)
Principal payments on financing agreements	(873)	(220)
Debt issuance costs	—	(69)
Loan facility fee payment	(125)	(225)
Payment of contingent consideration for acquisitions	(400)	—
Net cash provided by financing activities	243,328	1,800
Net increase (decrease) in cash and cash equivalents	221,073	(6,116)
Cash and cash equivalents – beginning of period	218,781	90,315
Cash and cash equivalents – end of period	$439,854	$84,199

Supplemental information of non-cash investing and financing information:
Right-of-use assets obtained in exchange for operating lease liabilities	$81	$3,183
Property and equipment acquisitions through finance leases	$1,980	$3,657
Capitalized software acquired through vendor financing	$—	$174
Cashless transfer of term loan and related accrued fees into increase in debt balance	$—	$20,257
Cashless transfer of lender fees through increase in debt balance	$—	$406
Purchase of property and equipment and capitalized software included in accounts payable	$3,503	$1,358
Capitalized stock-based compensation	$82	$—
Cash payments for:
Interest	$365	$833
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
Management believes that the Company’s cash and cash equivalents at July 31, 2021, along with cash generated in the normal course of business, and available borrowing capacity under its Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the "Second SVB Facility") (Note 6), are sufficient to fund its operations for at least the next 12 months. The Company will seek to obtain additional financing, if needed, to successfully implement its long-term strategy.

2. Basis of presentation
(a) Consolidated financial statements
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and include the accounts of Phreesia, Inc., its branch operation in Canada and its subsidiaries (collectively, the "Company").

(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2022 and 2021 refer to the fiscal years ending on January 31, 2022 and January 31, 2021, respectively.

(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of July 31, 2021 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended July 31, 2021 and 2020. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2021.
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

(a) Use of estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments. Although management believes its estimates and assumptions are reasonable under the circumstances at the time they are made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Actual results could differ from those estimates made under different assumptions or circumstances. The most significant assumptions and estimates relate to the allowance for doubtful accounts, capitalized internal-use software, the determination of the useful lives of property and equipment, the fair value of securities underlying stock-based compensation, the fair value of identifiable assets and liabilities in a business acquisition, and the realization of deferred tax assets.

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
The Company’s customers are primarily physician’s offices located in the United States and pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for both the three and six months ended July 31, 2021 and 2020. As of July 31, 2021, we had receivables from one entity that accounted for at least 10% of total accounts receivable.

(c) Risks and uncertainties

Risks Related to the COVID-19 Pandemic
In March 2020, the World Health Organization declared the ongoing outbreak of a novel strain of coronavirus ("COVID-19") a pandemic and the United States declared a national emergency with respect to COVID-19. There continues to be uncertainty as to the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, and results of operations at this time. As more individuals are vaccinated, we expect these impacts to be diminished. However, as the pandemic progresses, including through the emergence of new variants and rules regarding immunization, we may experience stricter protocols.

(d) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three and six months ended July 31, 2021, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.

Recent accounting pronouncements not yet adopted
There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of July 31, 2021 and January 31, 2021 are as follows:

	July 31, 2021	January 31, 2021
Payroll-related expenses and taxes	$7,337	$8,946
Payment processing fees liability	3,139	2,853
Other	7,625	6,525
Total	$18,101	$18,324

(b) Property and equipment
Property and equipment as of July 31, 2021 and January 31, 2021 are as follows:

	Useful Life
	(years)	July 31, 2021	January 31, 2021
PhreesiaPads and Arrivals Kiosks	3	$26,072	$25,837
Computer equipment	3	40,366	33,558
Computer software	3 to 5	5,248	5,105
Hardware development	3	1,024	1,024
Furniture and fixtures	7	539	539
Leasehold improvements	2	743	745
Total property and equipment		$73,992	$66,808
Less accumulated depreciation		(47,124)	(40,148)
Property and equipment — net		$26,868	$26,660
Depreciation expense related to property and equipment amounted to $3,701 and $2,410 for the three months ended July 31, 2021 and 2020, respectively. Depreciation expense related to property and equipment amounted to $6,998 and $4,678 for the six months ended July 31, 2021 and 2020, respectively.
Assets acquired under finance leases included in computer equipment were $21,897 and $19,933 as of July 31, 2021 and January 31, 2021, respectively. Accumulated amortization of assets under finance leases was $12,742 and $10,389 as of July 31, 2021 and January 31, 2021, respectively.

(c) Capitalized internal use software
For the three months ended July 31, 2021 and 2020, the Company capitalized $2,526 and $1,876, respectively, of costs related to the Phreesia Platform. For the six months ended July 31, 2021 and 2020, the Company capitalized $4,798 and $3,632, respectively, of costs related to the Phreesia Platform.
During the three months ended July 31, 2021 and 2020, amortization expense related to capitalized internal-use software was $1,452 and $1,573, respectively. During the six months ended July 31, 2021 and 2020, amortization expense related to capitalized internal-use software was $2,975 and $2,866, respectively.

(d) Intangible assets and goodwill
The following presents the details of intangible assets as of July 31, 2021 and January 31, 2021:

	Useful Life
	(years)	July 31, 2021	January 31, 2021
Acquired technology	5	$1,410	$1,410
Customer relationship	10	1,840	1,840
Total intangible assets, gross carrying value		$3,250	$3,250
Less accumulated amortization		(780)	(525)
Net carrying value		$2,470	$2,725
The remaining useful life for acquired technology in years is 4.0 and 4.4 as of July 31, 2021 and January 31, 2021, respectively. The remaining useful life for customer relationships in years is 7.3 and 7.7 as of July 31, 2021 and January 31, 2021, respectively.
Amortization expense associated with intangible assets amounted to $128 and $60 for the three months ended July 31, 2021 and 2020, respectively. Amortization expense associated with intangible assets amounted to $256 and $119 for the six months ended July 31, 2021 and 2020.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of July 31, 2021:

July 31, 2021
2022 (Remaining six months)	$254
Fiscal Years Ending January 31,
2023	508
2024	494
2025	410
2026 - thereafter	804
Total	$2,470

There were no significant changes to the Company's goodwill balance during the six months ended July 31, 2021. The Company did not record any impairments of goodwill during the three and six months ended July 31, 2021 or 2020. Goodwill was $8,211 as of July 31, 2021 and $8,307 as of January 31, 2021.
(e) Accounts receivable
Accounts receivable as of July 31, 2021 and January 31, 2021 are as follows:

	July 31, 2021	January 31, 2021
Billed	$30,436	$28,464
Unbilled	552	1,287
Total accounts receivable, gross	$30,988	$29,751
Less accounts receivable allowances	(632)	(699)
Total accounts receivable	$30,356	$29,052

Activity in our allowance for doubtful accounts was as follows for the six months ended July 31, 2021:

July 31, 2021
Balance, January 31, 2021	$699
Bad debt expense	17
Write-offs and adjustments	(84)
Balance, July 31, 2021	$632

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

(f) Prepaid and other current assets
Prepaid and other current assets as of July 31, 2021 and January 31, 2021 are as follows:

	July 31, 2021	January 31, 2021
Prepaid software and business systems	$2,136	$2,322
Prepaid data center expenses	2,074	1,211
Prepaid insurance	—	1,311
Other prepaid expenses and other current assets	1,951	2,410
Total prepaid and other current assets	$6,161	$7,254
(g) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support our sales and marketing, product development and administrative activities. Subsequent to the adoption of ASU 2018-15, we capitalize certain implementation costs for cloud computing arrangements that meet the definition of a service contract. We include these capitalized implementation costs within Other assets on our consolidated balance sheets. Once placed in service, we amortize these costs over the remaining subscription term to the same expense line as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,382 as of July 31, 2021. Accumulated amortization of capitalized implementation costs for these arrangements was $61 as of July 31, 2021.

(h) Other (expense) income, net

Other (expense) income, net for the three and six months ended July 31, 2021 was expense of $90 and $24, respectively. Other (expense) income, net was income of $424 for the three months ended July 31, 2020 and expense of $291 for the six months ended July 31, 2020. For all periods presented, other (expense) income, net was composed primarily of foreign exchange losses and gains.
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
The amount of subscription and related services revenue recorded pursuant to adoption of Accounting Standards Codification No. 842, Leases (ASC 842) for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $1,579 and $1,585 for the three months ended July 31, 2021 and 2020, respectively. The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company's PhreesiaPads and Arrivals Kiosks was $3,223 and $3,139 for the six months ended July 31, 2021 and 2020, respectively.

Contract balances
The following table represents a roll-forward of contract assets:

Contract assets (unbilled accounts receivable)
January 31, 2021	$1,287
Amount transferred to receivables from beginning balance of contract assets	(1,196)
Contract asset additions, net of reclassification to receivables	461
July 31, 2021	$552

The following table represents a roll-forward of deferred revenue:

Deferred revenue
January 31, 2021	$10,838
Revenue recognized that was included in deferred revenue at the beginning of the period	(9,933)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(9,715)
Increases due to invoicing prior to satisfaction of performance obligations	21,748
July 31, 2021	$12,938

Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $577 and $1,250 for the three months ended July 31, 2021 and 2020, respectively. Amortization expense totaled $1,152 and $1,775 for the six months ended July 31, 2021 and 2020, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Beginning balance, January 31, 2021	$2,941
Additions to deferred contract acquisition costs	2,541
Amortization of deferred contract acquisition costs	(1,152)
Ending balance, July 31, 2021	4,330

Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,817
Deferred contract acquisition costs, non-current	2,513
Total deferred contract acquisition costs	$4,330

6. Finance Leases and Other Debt
As of July 31, 2021 and January 31, 2021, the Company had the following outstanding finance lease liabilities and other debt:

	July 31, 2021	January 31, 2021
Finance leases	$9,623	$9,702
Financing arrangements	433	1,533
Accrued interest and payments	36	100
Total finance lease liabilities and other debt	10,092	11,335
Less - current portion of finance lease liabilities and other debt	(4,494)	(4,864)
Long term finance lease liabilities and other debt	$5,598	$6,471

(a) Financing Agreements

On July 21, 2020, the Company entered into an insurance premium financing agreement in order to finance its premium payments for directors' and officers' insurance. As of July 31, 2021 and January 31, 2021, there was no outstanding principal amount under the agreement and $673, respectively. The agreement bore interest at 2.6% per annum. The balance of the financing agreement was paid off during the first quarter of fiscal 2022, and there was no balance outstanding as of July 31, 2021.

On April 10, 2020, the Company entered into a vendor financing agreement with a principal amount of $174 to finance the acquisition of certain internal use software licenses. As of July 31, 2021 and January 31, 2021, the outstanding principal balance of the financing agreement was $89 and $133, respectively. Interest accrues at an annual rate of 2.94%. The remaining annual payments are $46 in May 2022 and May 2023, which includes principal and interest.

On November 2, 2018, the Company entered into a vendor financing agreement with a principal amount of $1,256 to finance the acquisition of certain internal use software licenses. As of July 31, 2021 and January 31, 2021, the outstanding principal balance of the financing agreement was $344 and $504, respectively. Interest accrues at an annual rate of 9.83%. The remaining annual payments are $183 in November 2021 and June 2022, which includes principal and interest.
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

Borrowings under the Second SVB Facility are payable five years from the Effective Date, which is May 5, 2025 (the "Maturity Date"). Borrowings under the Second SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of the Wall Street Journal Prime Rate or 4.5%. The interest rate will decrease by 0.5% upon reaching a defined level of Adjusted EBITDA as defined in the Second SVB Facility. For the three months ended July 31, 2021, the interest rate on the Second SVB Facility was 4.5%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of $125 per year. The Second SVB Facility was paid off in late December 2020. The Company has $50,000 of availability as of July 31, 2021.

In the event that the Company terminates the Second SVB Facility prior to the Maturity Date, the Company will be required to pay a termination fee based on the length of time between termination and maturity. The Company will not be required to pay a termination fee if terminated after the fourth anniversary of the Second SVB Effective Date.

Any Company obligations under the Second SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Second SVB Facility includes a financial covenant that requires the Company to achieve certain profitability and liquidity thresholds. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. The Company was in compliance with all covenants related to the Second SVB Facility as of July 31, 2021.

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

As of July 31, 2021, there is no debt outstanding related to the Second SVB Facility. As a result, the Company presented all unamortized deferred costs within other assets as of July 31, 2021. The Company is amortizing the remaining unamortized costs over the remaining term of the Second SVB Facility.
Maturities of finance leases and other debt, in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
2022 (Remaining six months)	$2,247	$2,081	$166
Fiscal year ending January 31:
2023	4,109	3,851	258
2024	2,961	2,916	45
2025	620	620	—
2026	155	155	—
Total long-term debt and finance lease maturities	$10,092	$9,623	$469
The components of interest (expense) income, net are as follows:

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
Interest expense (1)	$(226)	$(421)	$(484)	$(833)
Interest income	19	2	39	94
Interest (expense) income, net	$(207)	$(419)	$(445)	$(739)
(1) Includes amortization of deferred financing costs and original issue discount.
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
(b) Treasury stock
The Company's equity based compensation plan allows for the grant of non-vested stock options, restricted stock units ("RSUs") and market-based performance-based stock units ("PSUs") to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Under the provision of the plans, for RSU and PSU awards, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting of the RSU or PSU, the Company divides the participant's income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.

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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee).
In June 2019, the Board of Directors also adopted the Company’s 2019 Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved under the ESPP is limited to 855,873 shares.

As of July 31, 2021, there are 3,934,798 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 821,023 shares available for future grant pursuant to the ESPP. During the second quarter of Fiscal 2022, the Company activated its ESPP. The first offering period for the ESPP is from July 1, 2021 through December 31, 2021. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions.

(b) Summary of stock-based compensation

The following table sets forth stock-based compensation by type of award:

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
RSUs	$6,072	$2,569	$10,842	$4,842
Stock options	632	859	1,150	1,458
PSUs	551	—	1,037	—
ESPP	100	—	100	—
Total stock based compensation	$7,355	$3,428	$13,129	$6,300

The following table sets forth the presentation of stock-based compensation in our financial statements:

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
Stock-based compensation expense per consolidated statements of operations(1)	$7,273	$3,428	$13,047	$6,300
Capitalized as internal-use software	82	—	82	—
Total stock based compensation(2)	$7,355	$3,428	$13,129	$6,300

(1)For the six months ended July 31, 2021 and 2020, stock-based compensation expense included in the Company's consolidated statements of cash flows is consistent with these amounts.
(2)Stock-based compensation included in the Company's consolidated statements of stockholders' equity is consistent with these amounts.

(c) Stock options
Options granted under the equity award plans have a maximum term of ten years and vest over a period determined by the Board of Directors (generally four years from the date of grant or the commencement of the grantee’s employment with the Company). Options generally vest 25% at the one-year anniversary of the grant date, after which point they generally vest pro rata on a monthly basis.

Stock option activity for the six months ended July 31, 2021 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2021	3,211,354	$4.67
Granted in six months ended July 31, 2021	—	$—
Exercised	(689,623)	$2.62
Forfeited and expired	(33,735)	$6.47
Outstanding and expected to vest — July 31, 2021	2,487,996	$5.21	8.30	$237,225
Exercisable — July 31, 2021	1,815,941	$4.27	7.42	$157,087
Amount vested in six months ended July 31, 2021	190,999	$6.27
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended July 31, 2021 and 2020 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $36,832 and $32,060, respectively.
As of July 31, 2021, there is $2,699 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 1.37 years.
For the three and six months ended July 31, 2021, stock-based compensation expense for stock options includes $92 and $180, respectively, related to the modification of stock options.
The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense.
(d) Restricted stock units
The Company has issued restricted stock units to employees and directors that vest based on a time-based condition. For RSUs granted prior to January 2021, pursuant to a time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years. The restricted stock units expire seven years from the grant date. During the three months ended July 31, 2021, the Company modified the vesting of RSUs granted subsequent to January 1, 2021 for employees other than its named executive officers listed in its most recent proxy statement ("NEOs") and other members of our executive management team. Pursuant to the modified vesting schedule, RSUs granted after January 1, 2021 for employees other than NEOs and other members of its executive management team vest 6.25% each quarter over four years based on service.
The Company issued 697,071 time-based restricted stock units during the six months ended July 31, 2021. These time-based restricted stock units vest 6.25% each quarter over four years based on service.

Restricted stock unit activity for the six months ended July 31, 2021 are as follows:

Restricted stock units
Unvested, February 1, 2020	2,053,038
Granted in three months ended July 31, 2021	697,071
Vested	(148,063)
Forfeited and expired	(70,292)
Unvested, July 31, 2021	2,531,754

As of July 31, 2021, there is $75,404 of total unrecognized compensation cost related to RSU awards that is expected to be recognized over a weighted-average term of 2.89 years. For the three and six months ended July 31, 2021, stock-based compensation expense includes $143 and $298, respectively, related to the modification of restricted stock units.

(e) Market-based restricted stock units (PSUs)

The Company grants PSUs to certain members of our management team. PSUs vest from two to three years from the grant date upon satisfaction of both time-based requirements and market targets based on Phreesia's total shareholder return ("TSR") relative to the TSR of each member of the Russell 3000 Index (the "Peer Group"). Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 200% of the number of PSUs originally granted. To earn the target number of PSUs (which represents 100% of the number of PSUs granted), the Company must perform at the 60th percentile, with the maximum number of PSUs earned if the Company performed at least at the 90th percentile. If Phreesia's TSR for the performance period is negative, the maximum number of PSUs that can be earned will be capped at 100%.

The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model which projected TSR for Phreesia and each member of the Peer Group over the performance period. The Company recognizes the grant date fair value of PSUs as compensation expense over the vesting period.
Market-based PSU activity for the six months ended July 31, 2021 are as follows:

Performance stock units
Outstanding, February 1, 2020	70,806
Granted in six months ended July 31, 2021	9,664
Vested	—
Forfeited and expired	—
Outstanding, July 31, 2021	80,470
As of July 31, 2021, unrecognized compensation cost related to PSUs was $5,370, to be recognized on a straight-line basis over 2.5 years, subject to the participants' continued employment with the Company.
(f) Employee stock purchase plan
The ESPP is a compensatory plan because it provides participants with terms that are more favorable than those offered to other holders of the Company's common stock. Employees purchase shares at the lesser of (1) 85% of the closing stock price on the first day of the offering period or (2) 85% of the closing stock price on the last day of the offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986.
The fair value of shares granted under the ESPP during the six months ended July 31, 2021 was estimated using a Black-Scholes pricing model with the following assumptions:

Six Months Ended July 31, 2021
Risk-free interest rate	0.05%
Expected dividends	none
Expected term (in years)	0.50
Volatility	52.5%
As of July 31, 2021, unrecognized compensation cost related to the ESPP was $510. The unrecognized compensation cost is expected to be recognized over the next five months.

9. Fair Value Measurements

The following table presents information about the Company's assets and liabilities that are measured at fair value as of July 31, 2021 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2021

Money market mutual funds	$197,561	$—	$—	$197,561
Total assets	$197,561	$—	$—	$197,561
Acquisition related contingent consideration liabilities	$—	$—	$(1,100)	$(1,100)
Total liabilities	$—	$—	$(1,100)	$(1,100)

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

The Company used certain derivative financial instruments as part of its risk management strategy to reduce its foreign currency risk. The Company does not designate any derivatives as hedges in accordance with ASC 815 Derivatives and Hedging. The Company recognized all derivatives on the balance sheet at fair value based on quotes obtained from financial institutions. The fair value of its foreign currency contracts as of January 31, 2021 was an asset of $148, which was included in prepaid and other current assets on the accompanying balance sheet. The fair value of the foreign currency contracts were considered Level 2 in the fair value hierarchy as of January 31, 2021. The foreign currency forward contracts matured during the three months ended July 31, 2021, and no forward currency forward contracts remain outstanding as of July 31, 2021.

In connection with the QueueDr acquisition, the Company recorded contingent consideration liabilities within accrued expenses for amounts payable to the selling shareholders based on collections from QueueDr customers. The Company is required to pay the selling shareholders a multiple of the amount collected on certain customer contracts through November 2022. Certain payments are reduced to the amount of customer collections if the customer contract is canceled. The fair value of the Company's contingent consideration liabilities was determined using estimated cash flows and likelihoods of contract cancellation to estimate the expected payout based on collections and active status of the underlying customer contracts. The fair value of the Company's contingent consideration liabilities is determined based on inputs which are not readily available in public markets. Therefore, we have categorized the liabilities as Level 3 in the fair value hierarchy. As of July 31, 2021, the maximum remaining amount payable for the contingent consideration liabilities is $1,148.
The following table presents a roll-forward of our contingent consideration liabilities:

Balance at January 31, 2021	$1,286
Adjustment to the acquisition-date value	5
Change in fair value of contingent consideration liabilities	209
Payments	(400)
Balance at July 31, 2021	$1,100
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the three and six months ended July 31, 2021 and 2020.
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

Supplemental balance sheet information related to operating and finance leases as of July 31, 2021 was as follows:

July 31, 2021
Operating leases:
Lease right-of-use assets	$2,252
Lease liabilities, current	$1,133
Lease liabilities, noncurrent	1,412
Total operating lease liabilities	$2,545

Finance leases:
Property and equipment, at cost	$21,897
Accumulated depreciation	(12,742)
Property and equipment, net	$9,155
Lease liabilities (included in Current portion of finance lease liabilities and other debt)	$4,106
Lease liabilities, noncurrent (included in Long-term finance lease liabilities and other debt)	5,517
Total finance lease liabilities	$9,623

For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of July 31, 2021, for operating leases, the weighted-average remaining lease term is 2.2 years and the weighted-average discount rate is 3.5%. As of July 31, 2021, for finance leases, the weighted-average remaining lease term is 2.5 years, and the weighted-average discount rate is 3.9%.

The components of lease expense for the six months ended July 31, 2021 were as follows:

July 31, 2021
Operating leases:
Operating lease cost	$483
Variable lease cost	138
Total operating lease cost	$621
Finance leases:
Amortization of right-of-use assets	$2,353
Interest on lease liabilities	191
Total finance lease cost	$2,544

The following represents a schedule of maturing lease commitments for operating and finance leases as of July 31, 2021:

	July 31, 2021
	Operating	Finance
Maturity of lease liabilities
2022 (remaining six months)	$615	$2,243
Fiscal year ending January 31,
2023	1,186	4,052
2024	793	2,990
2025	52	635
Thereafter	—	158
Total future minimum lease payments	$2,646	$10,078
Less: interest	(101)	(455)
Present value of lease liabilities	$2,545	$9,623

Other supplemental cash flow information for the six months ended July 31, 2021 was as follows:

July 31, 2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$544
Operating cash used for finance leases	191
Financing cash used for finance leases	2,100
Total	$2,835

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$81
Finance	1,980
Total	$2,061
Cash paid for amounts included in the present value of operating lease liabilities was $544 during the six months ended July 31, 2021 and is included in cash used in operating activities.
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
During the three and six months ended July 31, 2021, the Company recognized $1,579 and $3,223, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of July 31, 2021, except for those with terms less than one year.

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
(c) Contingent consideration for acquisitions
Consideration transferred for acquisitions includes consideration which is payable contingent upon future events. The Company has recorded a $1,100 contingent consideration liability on its Consolidated Balance Sheet as of July 31, 2021, which is payable based upon future events. This liability is payable during the year ended January 31, 2022, and the final settlement amount is based on the performance of certain acquired customer contracts.
12. Income taxes
For the three and six months ended July 31, 2021, the Company recorded a tax provision of $288 and $437, respectively, compared to a tax provision of $66 and $177, respectively, for the corresponding periods in the prior year. The Company's provision for income taxes was 1.3% and 1.4% of loss before income taxes for the six months ended July 31, 2021 and 2020, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against the majority of its deferred tax assets, and due to foreign income tax expense recorded for the Company's Canada branch.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both July 31, 2021 and January 31, 2021.

13. Net loss per share attributable to common stockholders

(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended July 31,		Six months ended July 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(24,393)	$(6,371)	$(35,367)	$(12,483)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	50,577,614	37,735,155	48,287,305	37,523,966
Net loss per share attributable to common stockholders	$(0.48)	$(0.17)	$(0.73)	$(0.33)

(b) Potential dilutive securities

The Company’s potential dilutive securities, which include stock options, restricted stock units, performance stock units, grants under the Company's ESPP and outstanding warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of July 31,
	2021	2020
Stock options to purchase common stock, restricted stock units and performance stock units	5,181,284	6,185,126
Employee stock purchase plan	34,850	—
Warrants to purchase common stock	—	75,137
Total	5,216,134	6,260,263

14. Related party transactions
For the three and six months ended July 31, 2021, the Company recognized revenue totaling $129 and $232 for advertisements placed by a pharmaceutical company, respectively. One of the Company's independent members of its board of directors serves on the board of directors for the pharmaceutical company. Accounts receivable from the pharmaceutical company totaled approximately $68 as of July 31, 2021. The Company recognized revenue totaling approximately $988 and $2,425 from an affiliate of a stockholder of the Company for the three and six months ended July 31, 2020, respectively, when this entity was a related party. The entity was a related party for the first half of fiscal 2021 and was no longer a related party as of January 31, 2021.

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
Financial Highlights
•Total revenue increased 46% to $51.0 million in the three months ended July 31, 2021, compared with $35.0 million in the three months ended July 31, 2020.
•Total revenue increased 45% to $99.3 million in the six months ended July 31, 2021, compared with $68.4 million in the six months ended July 31, 2020.
•Net loss was $24.4 million in the three months ended July 31, 2021, compared to $6.4 million in the three months ended July 31, 2020.
•Net loss was $35.4 million in the six months ended July 31, 2021, compared to $12.5 million in the six months ended July 31, 2020.
•Adjusted EBITDA was negative $11.0 million in the three months ended July 31, 2021, compared to positive $1.2 million in the three months ended July 31, 2020.
•Adjusted EBITDA was negative $11.0 million in the six months ended July 31, 2021, compared to positive $2.7 million in the six months ended July 31, 2020.
•Cash used in operating activities was $6.7 million and $12.2 million for the three and six months ended July 31, 2021, respectively.
•Cash used in operating activities was $2.4 million and $0.5 million for the three and six months ended July 31, 2020, respectively.
•Free cash flow was negative $9.9 million and negative $22.3 million for the three and six months ended July 31, 2021, respectively, compared to negative $6.7 million and negative $7.9 million for the three and six months ended July 31, 2020, respectively.
•Cash and cash equivalents as of July 31, 2021 was $439.9 million, an increase of $221.1 million compared to January 31, 2021, driven primarily by our follow-on offering of common stock, which generated net proceeds of $245.8 million, partially offset by cash used for operating activities, capital expenditures and payments of finance leases and other debt.
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
Recent developments
COVID-19
The impact of the COVID-19 (a novel strain of coronavirus) pandemic has been widespread and rapidly evolving. Over the last six months, several vaccines for COVID-19 received FDA approval and are currently being administered across the country. We believe COVID-19 may continue to impact the normal operations of our clients, which are primarily healthcare providers. As more individuals are vaccinated, we expect these impacts to be diminished. However, as the pandemic progresses, including through the emergence of new variants and rules regarding immunization, we may experience stricter protocols.

Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three months ended July 31,		Six months ended July 31,
Unaudited	2021	2020	2021	2020
Key Metrics:
Provider clients (average over period)	1,987	1,668	1,945	1,650
Average revenue per provider client	$19,720	$17,360	$39,932	$34,099

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

Additional Information

	Three months ended July 31,		Six months ended July 31,
Unaudited	2021	2020	2021	2020
Patient payment volume (in millions)	$696	$466	$1,397	$921
Payment facilitator volume percentage	78%	82%	78%	83%
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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed on credit and debit cards on the Phreesia Platform through our payment facilitator model. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented roughly 78% and 82% of our patient payment volume in the three months ended July 31, 2021 and 2020, respectively. Credit and debit patient payment volume processed through our payment facilitator model represented roughly 78% and 83% of our patient payment volume in the six months ended July 31, 2021 and 2020, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions.

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
Other (expense) income, net
Our other expense and income line items consist of the following:
•Other (expense) income, net. Other (expense) income, net consists of foreign currency-related gains and losses and other miscellaneous (expense) income.
•Interest income. Interest income consists of interest earned on our cash and cash equivalent balances. Interest income has not been material to our operations to date.
•Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations as well as amortization of discounts and deferred financing costs.

Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that certain deferred tax assets as of July 31, 2021 will not be realized in the near term. Consequently, we have established a valuation allowance against its deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Comparison of results of operations for the three and six months ended July 31, 2021 and 2020

Revenue (in thousands)

	Three months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Subscription and related services	$22,885	$17,129	$5,756	34%
Payment processing fees	16,306	11,828	4,478	38%
Life sciences	11,816	6,052	5,764	95%
Total revenue	$51,007	$35,009	$15,998	46%
•Subscription and related services. Our subscription and related services revenue from healthcare organizations increased $5.8 million to $22.9 million for the three months ended July 31, 2021, as compared to $17.1 million for the three months ended July 31, 2020, primarily due to new provider clients added in fiscal 2022 as well as expansion of and cross-selling to existing provider clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $4.5 million to $16.3 million for the three months ended July 31, 2021, as compared to $11.8 million for the three months ended July 31, 2020. The increase was due to the addition of new provider clients, expansion of existing provider clients, as well as the reduced impact of COVID-19, which had decreased patient visits in the three months ended July 31, 2020.
•Life sciences. Our revenue from life science clients for digital marketing increased $5.8 million to $11.8 million for the three months ended July 31, 2021, as compared to $6.1 million for the three months ended July 31, 2020, due to an increase in new digital marketing solutions programs and deeper patient outreach among the existing programs.

	Six months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Subscription and related services	$44,704	$32,728	$11,976	37%
Payment processing fees	32,950	23,535	9,415	40%
Life sciences	21,644	12,142	9,502	78%
Total revenue	$99,298	$68,405	$30,893	45%

•Subscription and related services. Our subscription and related services revenue from healthcare organizations increased $12.0 million to $44.7 million for the six months ended July 31, 2021, as compared to $32.7 million for the six months ended July 31, 2020, primarily due to new provider clients added as well as expansion of and cross-selling to existing provider clients.

•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $9.4 million to $33.0 million for the six months ended July 31, 2021, as compared to $23.5 million for the six months ended July 31, 2020. The increase was due to the addition of new provider clients, expansion of existing provider clients, as well as the reduced impact of COVID-19, which had decreased patient visits in the six months ended July 31, 2020.

•Life sciences. Our revenue from life science clients for digital marketing increased $9.5 million to $21.6 million for the six months ended July 31, 2021, as compared to $12.1 million for the six months ended July 31, 2020, due to an increase in new digital marketing solutions programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$10,032	$5,271	$4,761	90%
Cost of revenue (excluding depreciation and amortization) increased $4.8 million to $10.0 million for the three months ended July 31, 2021, as compared to $5.3 million for the three months ended July 31, 2020. The increase resulted primarily from higher headcount and associated compensation cost as well as increased costs related to the expansion of our data centers, both driven by customer growth.
Stock compensation expense included in cost of revenue was $0.5 million and $0.1 million for the three months ended July 31, 2021 and 2020, respectively.

	Six months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$18,566	$10,005	$8,561	86%
Cost of revenue (excluding depreciation and amortization) increased $8.6 million to $18.6 million in the six months ended July 31, 2021, as compared to $10.0 million in the six months ended July 31, 2020. The increase resulted primarily from higher headcount and associated compensation cost as well as increased costs related to the expansion of our data centers, both driven by customer growth.
Stock compensation expense included in cost of revenue was $0.9 million and $0.2 million for the six months ended July 31, 2021 and 2020, respectively.

Payment processing expense

	Three months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Payment processing expense	$9,648	$6,747	$2,901	43%
Payment processing expense increased $2.9 million to $9.6 million for the three months ended July 31, 2021, as compared to $6.7 million for the three months ended July 31, 2020. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year.

	Six months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Payment processing expense	$19,373	$13,595	$5,778	43%
Payment processing expense increased $5.8 million to $19.4 million for the six months ended July 31, 2021, as compared to $13.6 million for the six months ended July 31, 2020. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year.

Sales and marketing

	Three months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$22,167	$10,098	$12,069	120%
Sales and marketing expense increased $12.1 million to $22.2 million for the three months ended July 31, 2021, as compared to $10.1 million for the three months ended July 31, 2020. The increase was primarily attributable to a $10.8 million increase in total compensation and benefits costs driven by the growth in sales and marketing headcount, as well as higher third-party marketing and advertising costs.

Stock compensation expense included in sales and marketing expense was $2.2 million and $0.8 million for the three months ended July 31, 2021 and 2020, respectively.

	Six months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$37,179	$19,532	$17,647	90%
Sales and marketing expense increased $17.6 million to $37.2 million for the six months ended July 31, 2021, as compared to $19.5 million for the six months ended July 31, 2020. The increase was primarily attributable to a $16.2 million increase in total compensation and benefits costs driven by the growth in sales and marketing headcount, as well as higher third-party marketing and advertising costs.
Stock compensation expense included in sales and marketing expense was $3.9 million and $1.5 million for the six months ended July 31, 2021 and 2020, respectively.

Research and development

	Three months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Research and development	$11,443	$5,530	$5,913	107%
Research and development expense increased $5.9 million to $11.4 million for the three months ended July 31, 2021, as compared to $5.5 million for the three months ended July 31, 2020. The increase resulted primarily from a $2.4 million increase in total compensation and benefits costs driven by an increase in headcount to support our product development efforts, a $2.8 million increase in outside services costs, as well as higher software costs.
Stock compensation expense included in research and development expense was $1.1 million and $0.6 million for the three months ended July 31, 2021 and 2020, respectively.

	Six months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Research and development	$19,497	$10,535	$8,962	85%
Research and development expense increased $9.0 million to $19.5 million for the six months ended July 31, 2021, as compared to $10.5 million for the six months ended July 31, 2020. The increase resulted primarily from a $5.1 million increase in total compensation costs driven by an increase in headcount to support our product development efforts, a $2.9 million increase in outside services costs, as well as higher software costs.
Stock compensation expense included in research and development expense was $2.0 million and $1.0 million for the six months ended July 31, 2021 and 2020, respectively.

General and administrative

	Three months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$16,244	$9,631	$6,613	69%
General and administrative expense increased $6.6 million to $16.2 million for the three months ended July 31, 2021, as compared to $9.6 million for the three months ended July 31, 2020. The increase resulted primarily from a $3.7 million increase in total compensation and benefits costs driven by an increase in headcount to support our growth as a public company, a $1.3 million increase in outside services costs, as well as higher costs for software and equipment costs.
Stock compensation expense included in general and administrative expense was $3.4 million and $1.9 million for the three months ended July 31, 2021 and 2020, respectively.

	Six months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$28,915	$18,351	$10,564	58%
General and administrative expense increased $10.6 million to $28.9 million for the six months ended July 31, 2021, as compared to $18.4 million for the six months ended July 31, 2020. The increase resulted primarily from a $6.7 million increase in total compensation costs driven by an increase in headcount to support our growth as a public company, a $1.3 million increase in outside services costs, a $1.1 million increase in software costs, as well as higher recruiting costs.
Stock compensation expense included in general and administrative expense was $6.3 million and $3.5 million for the six months ended July 31, 2021 and 2020, respectively.
Depreciation

	Three months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Depreciation	$3,701	$2,410	$1,291	54%
Depreciation expense increased $1.3 million to $3.7 million for the three months ended July 31, 2021 as compared to $2.4 million for the three months ended July 31, 2020. The increase was primarily attributable to higher data center equipment depreciation.

	Six months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Depreciation	$6,998	$4,678	$2,320	50%
Depreciation expense increased $2.3 million to $7.0 million for the six months ended July 31, 2021 as compared to $4.7 million for the six months ended July 31, 2020. The increase was primarily attributable to higher data center equipment depreciation.

Amortization

	Three months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Amortization	$1,580	$1,632	$(52)	(3)%
Amortization expense remained consistent with prior year at $1.6 million.

	Six months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Amortization	$3,231	$2,985	$246	8%
Amortization expense increased $0.2 million to $3.2 million for the six months ended July 31, 2021, as compared to $3.0 million for the six months ended July 31, 2020. The increase was primarily driven by increased amortization of capitalized internal-use software development costs, as well as higher amortization of acquired intangible assets.

Other (expense) income, net

	Three months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Other (expense) income, net	$(90)	$424	$(514)	(121)%
Other (expense) income, net decreased by $0.5 million to expense of $0.1 million for the three months ended July 31, 2021 as compared to income of $0.4 million for the three months ended July 31, 2020, driven by an increase in foreign exchange losses.

	Six months ended July 31,
(in thousands)	2021	2020	$ Change
Other (expense) income, net	$(24)	$(291)	$267	(92)%
Other (expense) income, net decreased by $0.3 million to expense of less than $0.1 million for the six months ended July 31, 2021 as compared to expense of $0.3 million for the six months ended July 31, 2020, driven by a decrease in foreign exchange losses.

Interest (expense) income, net

	Three months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Interest (expense) income, net	$(207)	$(419)	$212	(51)%
Interest expense, net decreased $0.2 million to $0.2 million for the three months ended July 31, 2021, as compared to $0.4 million for the three months ended July 31, 2020. The decrease is primarily attributable to lower average debt balances due to repayment of debt with the proceeds of our equity offerings, as well as higher average cash balances.

	Six months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Interest (expense) income, net	$(445)	$(739)	$294	(40)%
Interest expense, net decreased $0.3 million to $0.4 million for the six months ended July 31, 2021, as compared to $0.7 million for the six months ended July 31, 2020. The decrease is primarily attributable to lower average debt balances due to repayment of debt with the proceeds of our equity offerings, as well as higher average cash balances.

Provision for income taxes

	Three months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Provision for income taxes	$(288)	$(66)	$(222)	336%
Provision for income taxes increased by $0.2 million to $0.3 million for the three months ended July 31, 2021, as compared $0.1 million for the three months ended July 31, 2020. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and state income taxes.

	Six months ended July 31,
(in thousands)	2021	2020	$ Change	% Change
Provision for income taxes	$(437)	$(177)	$(260)	147%
Provision for income taxes increased by $0.3 million to $0.4 million for the six months ended July 31, 2021, as compared $0.2 million for the six months ended July 31, 2020. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and state income taxes.

Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss before interest expense (income), net, provision for income taxes, depreciation and amortization, and before stock-based compensation expense, change in fair value of contingent consideration liabilities and other expense (income), net.

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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2021	2020	2021	2020
Net loss	$(24,393)	$(6,371)	$(35,367)	$(12,483)
Interest expense (income), net	207	419	445	739
Provision for income taxes	288	66	437	177
Depreciation and amortization	5,281	4,042	10,229	7,663
Stock-based compensation expense	7,273	3,428	13,047	6,300
Change in fair value of contingent consideration liabilities	209	—	209	—
Other expense (income), net	90	(424)	24	291
Adjusted EBITDA	$(11,045)	$1,160	$(10,976)	$2,687
We calculate free cash flow as net cash used in operating activities less capitalized internal-use software development costs and purchases of property and equipment.
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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2021	2020	2021	2020
Net cash used in operating activities	$(6,729)	$(2,423)	$(12,202)	$(520)
Less:
Capitalized internal-use software	(2,107)	(1,577)	(5,023)	(2,737)
Purchases of property and equipment	(1,047)	(2,742)	(5,030)	(4,659)
Free cash flow	$(9,883)	$(6,742)	$(22,255)	$(7,916)

Liquidity and capital resources
In April 2021, the Company completed a follow-on offering of its Common Stock. In connection with this offering, the Company issued and sold 5,175,000 shares of common stock at an issuance price of $50.00 per share resulting in net proceeds of $245.8 million, after deducting underwriting discounts and commissions.

As of July 31, 2021 and January 31, 2021, we had cash and cash equivalents of $439.9 million and $218.8 million, respectively. Cash and cash equivalents consist of money market accounts and cash on deposit.
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
The Company repaid the outstanding balance on the Second SVB Facility in January 2021. As of July 31, 2021, the Company has no outstanding balance on the facility and $50.0 million of available borrowings under the facility.
Borrowings under the Second SVB Facility are payable on May 5, 2025 (the "Maturity Date"). Borrowings under the Second SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of the bank's prime rate or 4.5%. The interest rate will be reduced if the Company reaches certain defined Second SVB Facility Adjusted EBITDA levels. As of July 31, 2021, the interest rate on the Second SVB Facility was 4.5%. In addition to principal and interest due under the Second SVB Facility, the Company is required to pay an annual commitment fee of $0.1 million per year. The first facility fee payment of $0.1 million was paid during the year ended January 31, 2021.
In the event that the Company terminates the Second SVB Facility prior to the Maturity Date, the Company will be required to pay a termination fee equal to $0.2 million plus a percent of total borrowing capacity, both of which are reduced based on the amount of time elapsed before the termination.
Any Company obligations under the Second SVB Facility are secured by a first priority security interest in substantially all of the Company's assets, other than intellectual property. The Second SVB Facility includes a financial covenant that requires the Company to achieve specified levels of Adjusted EBITDA, as defined in the Second SVB Facility. This financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. The Company was in compliance with all covenants related to the Second SVB Facility as of July 31, 2021.

The following table summarizes our sources and uses of cash for the six months ended July 31, 2021 and 2020:

	Six months ended July 31,
(in thousands)	2021	2020
Cash used in operating activities	$(12,202)	$(520)
Cash used in investing activities	(10,053)	(7,396)
Cash provided by financing activities	243,328	1,800
Net increase (decrease) in cash and cash equivalents	$221,073	$(6,116)
Operating activities
The primary source of cash from operating activities is cash received from our customers. The primary uses of cash for operating activities are for payroll, payments to suppliers and employees, payments for operating leases, as well as cash paid for interest on our borrowings and finance leases and cash paid for various sales, property and income taxes.
During the six months ended July 31, 2021, cash used in operating activities was $12.2 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
During the six months ended July 31, 2020 cash used in operating activities was $0.5 million, as our cash received from customers exceeded cash paid to employees and suppliers in connection with our normal operations.
Investing activities
During the six months ended July 31, 2021, cash used in investing activities was $10.1 million, principally resulting from capital expenditures, the majority of which consisted of $5.0 million of purchases of property and equipment including hardware used by clients and the purchase of data center equipment, as well as capitalized internal-use software costs of $5.0 million.
During the six months ended July 31, 2020, cash used in investing activities was $7.4 million, principally resulting from capital expenditures for purchases of property and equipment of $4.7 million and capitalized internal-use software of $2.7 million.
Financing activities
During the six months ended July 31, 2021, net cash provided by financing activities was $243.3 million, primarily consisting of $245.8 million in proceeds from the April 2021 offering of our common stock, net of underwriters' discounts and commissions, and $3.0 million in proceeds from our equity compensation plans, partially offset by $2.0 million used for treasury stock to satisfy tax withholdings on stock compensation awards, $2.1 million used for principal payments on finance leases, $0.9 million used for principal payments on other debt and $0.4 million used for payments of contingent consideration for acquisitions.
During the six months ended July 31, 2020, net cash provided by financing activities was $1.8 million, consisting of $2.5 million in proceeds from the issuance of common stock upon the exercise of stock options as well as $2.0 million in proceeds from an insurance financing arrangement, partially offset by $1.5 million in finance lease and loan facility fee payments, $0.9 million used to purchase treasury stock and $0.1 million used for third-party debt issuance costs.
Contractual obligations and commitments

Our principal commitments consist of finance lease and operating lease obligations, as well as debt obligations, interest on debt and purchase obligations. During the six months ended July 31, 2021, our finance lease obligations decreased by $0.1 million due to $2.1 million of principal payments offset by $2.0 million of new finance leases. Our debt obligations decreased due to $0.9 million of principal payments.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Finance lease obligations	$10,078	$2,243	$7,042	$793	$—
Operating lease obligations	2,646	615	1,979	52	—
Long-term debt obligations	469	166	303	—	—
Interest on long-term debt	31	30	1	—	—
Purchase obligations	284	284	—	—	—
Total	$13,508	$3,338	$9,325	$845	$—

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2021 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Recent accounting pronouncements
See Note 3 to our unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Off-balance sheet arrangements
As of July 31, 2021 and January 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign currency exchange risk
We have foreign currency risks related to our expenses denominated in Canadian dollars, which are subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. In previous periods, we entered into foreign currency forward contracts as economic hedges to minimize those fluctuations. As of July 31, 2021, no foreign currency forward contracts remain outstanding. To date, foreign currency transaction gains and losses have not been material to our financial statements.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2022, we implemented a new Enterprise Resource Planning system ("ERP"). As a result of this implementation, we modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP.
Except for the changes in connection with our implementation of the remediation plans above and the implementation of the ERP, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Broad-based business or economic disruptions could adversely affect our business. The COVID-19 pandemic has materially changed how we and our customers operate our businesses, including our company’s shift to a fully remote work environment. The pandemic has and may continue to materially and adversely impact our business and results of operations due to, among other factors:

•a general decline in business activity, including the impact of our clients’ office closures earlier in the pandemic;
•the potential for closures and restrictions to be re-implemented as a result of certain areas continuing to experience renewed outbreaks and surges in infection rates, the emergence of new variants, and difficulties with vaccine distribution;
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

We believe we made significant progress in remediating the material weakness in accounting personnel and internal controls over the financial statement close process that we identified in fiscal year 2020, during fiscal year 2021, and in the first and second quarters of fiscal 2022. To address our fiscal 2020 material weakness, we have hired and will continue to hire additional accounting personnel and implement process level and management review controls. However, we determined that a portion of the material weakness that we identified in fiscal year 2020 was not resolved by the second quarter of fiscal 2022.

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
We have incurred significant operating losses since our inception. For the three and six months ended July 31, 2021 and the years ended January 31, 2021 and January 31, 2020, we had net losses of $24.4 million, $35.4 million, $27.3 million, $20.3 million, respectively, and losses from operations of $23.8 million, $34.5 million, $25.7 million and $15.3 million, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the Phreesia Platform, develop new solutions and comply with being a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended July 31, 2021 our net cash used in operating activities was $12.2 million. As of July 31, 2021, we had $439.9 million of cash and cash equivalents, which are held for working capital purposes. As of July 31, 2021, we had no outstanding borrowings under our revolving line of credit, with the ability to borrow up to $50.0 million under the revolving line of credit included in the Second SVB Facility. Borrowings under our credit facility are secured by substantially all of our properties, rights and assets, excluding intellectual property.
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
Our amended and restated certificate of incorporation ("certificate of incorporation") and our second amended and restated bylaws ("bylaws") contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
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
3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (file No 001-38977) filed with the Securities and Exchange Commission on September 10, 2019)

3.2
Second Amended and Restated By-laws of the Registrant (incorporated by reference to exhibit 3.2 to the Registrant's Annual Report on Form 10-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 31, 2021)

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

PHREESIA, INC.

Date: September 2, 2021	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 2, 2021	By:	/s/ Randy Rasmussen
Randy Rasmussen
Chief Financial Officer
(Principal Financial Officer)