Form 10-Q
period 2021-10-31
Phreesia, Inc.
filed 2021-12-09
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 3, 2021, 51,239,860 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PHREESIA, INC.
FORM 10-Q
For the Quarter Ended October 31, 2021

Summary of Material Risks Associated with our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:

•We have grown rapidly in recent periods, and as a result, our expenses are continuing to increase. If we fail to manage our growth effectively, our revenue may not increase and we may be unable to implement our business strategy.
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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our future financial performance, including our revenue, cash flows, costs of revenue and operating expenses;
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

The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date on which the statements are made. We undertake no obligation to update, and expressly disclaim the obligation to update, any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 31, 2021	January 31, 2021
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$400,395	$218,781
Settlement assets	16,323	15,488
Accounts receivable, net of allowance for doubtful accounts of $705 and $699 as of October 31, 2021 and January 31, 2021, respectively	35,460	29,052
Deferred contract acquisition costs	1,705	1,693
Prepaid expenses and other current assets	10,450	7,254
Total current assets	464,333	272,268
Property and equipment, net of accumulated depreciation and amortization of $50,838 and $40,148 as of October 31, 2021 and January 31, 2021, respectively	32,755	26,660
Capitalized internal-use software, net of accumulated amortization of $29,838 and $25,476 as of October 31, 2021 and January 31, 2021, respectively	14,079	10,476
Operating lease right-of-use assets	2,005	2,654
Deferred contract acquisition costs	2,456	1,248
Intangible assets, net of accumulated amortization of $907 and $525 as of October 31, 2021 and January 31, 2021, respectively	2,343	2,725
Deferred tax asset	150	658
Goodwill	8,211	8,307
Other assets	2,795	1,670
Total assets	$529,127	$326,666
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$16,323	$15,488
Current portion of finance lease liabilities and other debt	4,597	4,864
Current portion of operating lease liabilities	1,116	1,087
Accounts payable	11,602	4,389
Accrued expenses	18,885	18,324
Deferred revenue	12,434	10,838
Total current liabilities	64,957	54,990
Long-term finance lease liabilities and other debt	5,134	6,471
Operating lease liabilities, non-current	1,117	1,899
Total liabilities	71,208	63,360
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value - 500,000,000 shares authorized as of both October 31, 2021 and January 31, 2021; 51,289,020 and 44,880,883 shares issued as of October 31, 2021 and January 31, 2021, respectively	513	449
Additional paid-in capital	849,450	579,599
Accumulated deficit	(383,487)	(311,777)
Treasury stock, at cost, 157,612 and 99,520 shares at October 31, 2021 and January 31, 2021, respectively	(8,557)	(4,965)
Total Stockholders’ Equity	457,919	263,306
Total Liabilities and Stockholders’ Equity	$529,127	$326,666
See notes to Unaudited Consolidated Financial Statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020
Revenue:
Subscription and related services	$24,365	$17,468	$69,069	$50,196
Payment processing fees	16,111	12,917	49,061	36,452
Life sciences	15,439	8,079	37,083	20,221
Total revenues	55,915	38,464	155,213	106,869
Expenses:
Cost of revenue (excluding depreciation and amortization)	11,644	6,472	30,210	16,477
Payment processing expense	9,449	7,530	28,822	21,125
Sales and marketing	32,036	10,481	69,215	30,013
Research and development	15,273	5,732	34,770	16,267
General and administrative	18,021	10,370	46,936	28,721
Depreciation	3,719	2,447	10,717	7,125
Amortization	1,513	1,546	4,744	4,531
Total expenses	91,655	44,578	225,414	124,259
Operating loss	(35,740)	(6,114)	(70,201)	(17,390)
Other (expense) income, net	(114)	62	(138)	(229)
Interest (expense) income, net	(311)	(467)	(756)	(1,206)
Total other expense, net	(425)	(405)	(894)	(1,435)
Loss before provision for income taxes	(36,165)	(6,519)	(71,095)	(18,825)
Provision for income taxes	(178)	(194)	(615)	(371)
Net loss	$(36,343)	$(6,713)	$(71,710)	$(19,196)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.17)	$(1.44)	$(0.51)
Weighted-average common shares outstanding, basic and diluted	51,020,271	38,511,370	49,943,049	37,855,503
See notes to Unaudited Consolidated Financial Statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2020	36,610,763	$366	$386,383	$(284,485)	$(399)	$101,865
Net loss	—	—	—	(6,112)	—	(6,112)
Stock-based compensation	—	—	2,872	—	—	2,872
Exercise of stock options and vesting of restricted stock units	988,678	10	1,727	—	—	1,737
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(447)	(447)
Balance, April 30, 2020	37,599,441	$376	$390,982	$(290,597)	$(846)	$99,915
Net loss	—	—	—	(6,371)	—	(6,371)
Stock-based compensation	—	—	3,428	—	—	3,428
Exercise of stock options and vesting of restricted stock units	283,396	3	735	—	—	738
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(23)	(23)
Balance, July 31, 2020	37,882,837	$379	$395,145	$(296,968)	$(869)	$97,687
Net loss	—	—	—	(6,713)	—	(6,713)
Stock-based compensation	—	—	3,316	—	—	3,316
Exercise of stock options and vesting of restricted stock units	406,726	4	872	—	—	876
Issuance of common stock in secondary public offering, net of issuance costs of $290	5,750,000	57	174,453	—	—	174,510
Balance, October 31, 2020	44,039,563	$440	$573,786	$(303,681)	$(869)	$269,676

See notes to Unaudited Consolidated Financial Statements

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2021	44,880,883	$449	$579,599	$(311,777)	$(4,965)	$263,306
Net loss	—	—	—	(10,974)	—	(10,974)
Stock-based compensation	—	—	5,774	—	—	5,774
Exercise of stock options and vesting of restricted stock units	214,346	2	498	—	—	500
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,145)	(1,145)
Issuance of common stock in follow-on public offering, net	5,175,000	52	245,761	—	—	245,813
Balance, April 30, 2021	50,270,229	$503	$831,632	$(322,751)	$(6,110)	$503,274
Net loss	—	—	—	(24,393)	—	(24,393)
Stock-based compensation	—	—	7,355	—	—	7,355
Exercise of stock options and vesting of restricted stock units	621,897	6	1,300	—	—	1,306
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(978)	(978)
Balance, July 31, 2021	50,892,126	$509	$840,287	$(347,144)	$(7,088)	$486,564
Net loss	—	—	—	(36,343)	—	(36,343)
Stock-based compensation	—	—	7,821	—	—	7,821
Exercise of stock options and vesting of restricted stock units	396,894	4	1,342	—	—	1,346
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,469)	(1,469)
Balance, October 31, 2021	51,289,020	$513	$849,450	$(383,487)	$(8,557)	$457,919

See notes to Unaudited Consolidated Financial Statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended October 31,
	2021	2020
Operating activities:
Net loss	$(71,710)	$(19,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,461	11,656
Stock-based compensation expense	25,976	9,616
Amortization of deferred financing costs and debt discount	216	318
Cost of Phreesia hardware purchased by customers	449	604
Deferred contract acquisition costs amortization	1,709	2,280
Non-cash operating lease expense	730	1,228
Change in fair value of contingent consideration liabilities	209	—
Deferred tax asset	508	279
Changes in operating assets and liabilities:
Accounts receivable	(6,408)	(5,616)
Prepaid expenses and other assets	(5,686)	(1,940)
Deferred contract acquisition costs	(2,929)	(1,901)
Accounts payable	9,490	(2,300)
Accrued expenses and other liabilities	(5,563)	3,982
Lease liability	(779)	(1,419)
Deferred revenue	1,596	1,222
Net cash used in operating activities	(36,731)	(1,187)
Investing activities:
Capitalized internal-use software	(7,962)	(4,663)
Purchase of property and equipment	(16,596)	(6,440)
Net cash used in investing activities	(24,558)	(11,103)
Financing activities:
Proceeds from issuance of common stock in equity offerings, net of underwriters' discounts and commissions	245,813	174,800
Proceeds from issuance of common stock upon exercise of stock options	4,062	3,351
Treasury stock to satisfy tax withholdings on stock compensation awards	(3,546)	(869)
Payment of offering costs	—	(226)
Proceeds from employee stock purchase plan	1,147	—
Insurance financing agreement	—	2,009
Finance lease payments	(3,175)	(1,797)
Principal payments on financing agreements	(873)	(881)
Debt issuance costs	—	(69)
Loan facility fee payment	(125)	(225)
Payment of contingent consideration for acquisitions	(400)	—
Net cash provided by financing activities	242,903	176,093
Net increase in cash and cash equivalents	181,614	163,803
Cash and cash equivalents – beginning of period	218,781	90,315
Cash and cash equivalents – end of period	$400,395	$254,118

Supplemental information of non-cash investing and financing information:
Right-of-use assets obtained in exchange for operating lease liabilities	$81	$4,420
Property and equipment acquisitions through finance leases	$2,645	$6,050
Capitalized software acquired through vendor financing	$—	$174
Cashless transfer of term loan and related accrued fees into increase in debt balance	$—	$20,257
Cashless transfer of lender fees through increase in debt balance	$—	$406
Deferred offering costs included in accounts payable and accrued liabilities	$—	$64
Purchase of property and equipment and capitalized software included in accounts payable	$1,082	$1,681
Capitalized stock-based compensation	$279	$—
Cash payments for:
Interest	$578	$1,047
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
Management believes that the Company’s cash and cash equivalents at October 31, 2021, along with cash generated in the normal course of business, and available borrowing capacity under its Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the "Second SVB Facility") (Note 6), are sufficient to fund its operations for at least the next 12 months. The Company will seek to obtain additional financing, if needed, to successfully implement its long-term strategy.

2. Basis of presentation
(a) Consolidated financial statements
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include the accounts of Phreesia, Inc., its branch operation in Canada and its subsidiaries (collectively, the "Company").

(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2022 and 2021 refer to the fiscal years ending on January 31, 2022 and January 31, 2021, respectively.

(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of October 31, 2021 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended October 31, 2021 and 2020. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2021.
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

(a) Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments. Although management believes its estimates and assumptions are reasonable under the circumstances at the time they are made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Actual results could differ from those estimates made under different assumptions or circumstances. The most significant assumptions and estimates relate to the allowance for doubtful accounts, capitalized internal-use software, the determination of the useful lives of property and equipment, the fair value of securities underlying stock-based compensation, the fair value of identifiable assets and liabilities in a business acquisition, and the realization of deferred tax assets.

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
The Company’s customers are primarily physician’s offices located in the United States and pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for both the three and nine months ended October 31, 2021 and 2020. As of October 31, 2021, the Company had receivables from one entity that accounted for at least 10% of total accounts receivable.

(c) Risks and uncertainties

Risks Related to the COVID-19 Pandemic
In March 2020, the World Health Organization declared the ongoing outbreak of a novel strain of coronavirus ("COVID-19") a pandemic. There continues to be uncertainty as to the duration and extent to which the global COVID-19 pandemic, as well as the emergence of new variants, may adversely impact the Company's business operations, financial performance, and results of operations, as well as macroeconomic conditions, at this time.
(d) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three and nine months ended October 31, 2021, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.

Recent accounting pronouncements not yet adopted
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the Company to recognize and measure contract assets and contract liabilities in a business combination under ASC 606, Revenue from Contracts with Customers. The new standard will increase the value of deferred revenue the Company acquires in business combinations, and consequently will increase revenue the Company recognizes on acquired customer contracts subsequent to those business combinations. The new standard is effective for acquisitions occurring in fiscal years beginning after December 15, 2022. Early adoption is permitted. The new standard will apply to all business combinations that occur during and after the year of adoption.
There are no other recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of October 31, 2021 and January 31, 2021 are as follows:

	October 31, 2021	January 31, 2021
Payroll-related expenses and taxes	$8,257	$8,946
Payment processing fees liability	3,153	2,853
Acquisition-related liabilities	3,100	3,386
Other	4,375	3,139
Total	$18,885	$18,324

(b) Property and equipment
Property and equipment as of October 31, 2021 and January 31, 2021 are as follows:

	Useful Life
	(years)	October 31, 2021	January 31, 2021
PhreesiaPads and Arrivals Kiosks	3	$26,140	$25,837
Computer equipment	3	49,867	33,558
Computer software	3 to 5	5,275	5,105
Hardware development	3	1,024	1,024
Furniture and fixtures	7	539	539
Leasehold improvements	2	748	745
Total property and equipment		$83,593	$66,808
Less accumulated depreciation		(50,838)	(40,148)
Property and equipment — net		$32,755	$26,660
Depreciation expense related to property and equipment amounted to $3,719 and $2,447 for the three months ended October 31, 2021 and 2020, respectively. Depreciation expense related to property and equipment amounted to $10,717 and $7,125 for the nine months ended October 31, 2021 and 2020, respectively.
Assets acquired under finance leases included in computer equipment were $22,561 and $19,933 as of October 31, 2021 and January 31, 2021, respectively. Accumulated amortization of assets under finance leases was $13,802 and $10,389 as of October 31, 2021 and January 31, 2021, respectively.

(c) Capitalized internal use software
For the three months ended October 31, 2021 and 2020, the Company capitalized $3,167 and $1,972, respectively, of costs related to the Phreesia Platform. For the nine months ended October 31, 2021 and 2020, the Company capitalized $7,965 and $5,604, respectively, of costs related to the Phreesia Platform.

During the three months ended October 31, 2021 and 2020, amortization expense related to capitalized internal-use software was $1,387 and $1,487, respectively. During the nine months ended October 31, 2021 and 2020, amortization expense related to capitalized internal-use software was $4,362 and $4,353, respectively.

(d) Intangible assets and goodwill
The following presents the details of intangible assets as of October 31, 2021 and January 31, 2021:

	Useful Life
	(years)	October 31, 2021	January 31, 2021
Acquired technology	5	$1,410	$1,410
Customer relationship	10	1,840	1,840
Total intangible assets, gross carrying value		$3,250	$3,250
Less accumulated amortization		(907)	(525)
Net carrying value		$2,343	$2,725
The remaining useful life for acquired technology in years is 3.8 and 4.4 as of October 31, 2021 and January 31, 2021, respectively. The remaining useful life for customer relationships in years is 7.1 and 7.7 as of October 31, 2021 and January 31, 2021, respectively.
Amortization expense associated with intangible assets amounted to $127 and $59 for the three months ended October 31, 2021 and 2020, respectively. Amortization expense associated with intangible assets amounted to $382 and $178 for the nine months ended October 31, 2021 and 2020.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of October 31, 2021:

October 31, 2021
2022 (Remaining three months)	$127
Fiscal Years Ending January 31,
2023	508
2024	494
2025	410
2026 - thereafter	804
Total	$2,343

There were no significant changes to the Company's goodwill balance during the nine months ended October 31, 2021. The Company did not record any impairments of goodwill during the three and nine months ended October 31, 2021 or 2020. Goodwill was $8,211 as of October 31, 2021 and $8,307 as of January 31, 2021.
(e) Accounts receivable
Accounts receivable as of October 31, 2021 and January 31, 2021 are as follows:

	October 31, 2021	January 31, 2021
Billed	$35,106	$28,464
Unbilled	1,059	1,287
Total accounts receivable, gross	$36,165	$29,751
Less accounts receivable allowances	(705)	(699)
Total accounts receivable	$35,460	$29,052

Activity in the Company's allowance for doubtful accounts was as follows for the nine months ended October 31, 2021:

October 31, 2021
Balance, January 31, 2021	$699
Bad debt expense	45
Write-offs and adjustments	(39)
Balance, October 31, 2021	$705

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

(f) Prepaid and other current assets
Prepaid and other current assets as of October 31, 2021 and January 31, 2021 are as follows:

	October 31, 2021	January 31, 2021
Prepaid software and business systems	$4,019	$2,322
Prepaid data center expenses	2,776	1,211
Prepaid insurance	2,855	1,311
Other prepaid expenses and other current assets	800	2,410
Total prepaid and other current assets	$10,450	$7,254
(g) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. Subsequent to the adoption of ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, the Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same expense line as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,446 as of October 31, 2021. Accumulated amortization of capitalized implementation costs for these arrangements was $130 as of October 31, 2021.

(h) Other (expense) income, net

Other (expense) income, net for the three and nine months ended October 31, 2021 was expense of $114 and $138, respectively. Other (expense) income, net was income of $62 for the three months ended October 31, 2020 and expense of $229 for the nine months ended October 31, 2020. For all periods presented, other (expense) income, net was composed primarily of foreign exchange losses and gains.
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
The amount of subscription and related services revenue recorded pursuant to Accounting Standards Codification No. 842, Leases (ASC 842) for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $1,607 and $1,593 for the three months ended October 31, 2021 and 2020, respectively. The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company's PhreesiaPads and Arrivals Kiosks was $4,830 and $4,732 for the nine months ended October 31, 2021 and 2020, respectively.

Contract balances
The following table represents a roll-forward of contract assets:

Contract assets (unbilled accounts receivable)
January 31, 2021	$1,287
Amount transferred to receivables from beginning balance of contract assets	(1,206)
Contract asset additions, net of reclassification to receivables	978
October 31, 2021	$1,059

The following table represents a roll-forward of deferred revenue:

Deferred revenue
January 31, 2021	$10,838
Revenue recognized that was included in deferred revenue at the beginning of the period	(10,495)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(16,291)
Increases due to invoicing prior to satisfaction of performance obligations	28,382
October 31, 2021	$12,434

Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $557 and $505 for the three months ended October 31, 2021 and 2020, respectively. Amortization expense totaled $1,709 and $2,280 for the nine months ended October 31, 2021 and 2020, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Beginning balance, January 31, 2021	$2,941
Additions to deferred contract acquisition costs	2,929
Amortization of deferred contract acquisition costs	(1,709)
Ending balance, October 31, 2021	4,161

Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,705
Deferred contract acquisition costs, non-current	2,456
Total deferred contract acquisition costs	$4,161

6. Finance leases and other debt
As of October 31, 2021 and January 31, 2021, the Company had the following outstanding finance lease liabilities and other debt:

	October 31, 2021	January 31, 2021
Finance leases	$9,227	$9,702
Financing arrangements	442	1,533
Accrued interest and payments	62	100
Total finance lease liabilities and other debt	9,731	11,335
Less - current portion of finance lease liabilities and other debt	(4,597)	(4,864)
Long-term finance lease liabilities and other debt	$5,134	$6,471

(a) Financing agreements

On July 21, 2020, the Company entered into an insurance premium financing agreement in order to finance its premium payments for directors' and officers' insurance. As of October 31, 2021 and January 31, 2021, there was no outstanding principal amount and $673 in outstanding principal under the agreement, respectively. The agreement bore interest at 2.6% per annum. The balance of the financing agreement was paid off during the first quarter of fiscal 2022.

On April 10, 2020, the Company entered into a vendor financing agreement with a principal amount of $174 to finance the acquisition of certain internal use software licenses. As of October 31, 2021 and January 31, 2021, the outstanding principal balance of the financing agreement was $89 and $133, respectively. Interest accrues at an annual rate of 2.94%. The remaining annual payments are $46 in May 2022 and May 2023, which includes principal and interest.

On November 2, 2018, the Company entered into a vendor financing agreement with a principal amount of $1,256 to finance the acquisition of certain internal use software licenses. As of October 31, 2021 and January 31, 2021, the outstanding principal balance of the financing agreement was $352 and $504, respectively. Interest accrues at an annual rate of 9.83%. The remaining annual payments are $183 in November 2021 and June 2022, which includes principal and interest.
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

Borrowings under the Second SVB Facility are payable five years from the Effective Date on May 5, 2025 (the "Maturity Date"). Borrowings under the Second SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of the Wall Street Journal Prime Rate or 4.5%. The interest rate will decrease by 0.5% upon reaching a defined level of Adjusted EBITDA as defined in the Second SVB Facility. For the three months ended October 31, 2021, the interest rate on the Second SVB Facility was 4.5%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of $125 per year. The Second SVB Facility was paid off in late December 2020. The Company has $50,000 of availability as of October 31, 2021.

In the event that the Company terminates the Second SVB Facility prior to the Maturity Date, the Company will be required to pay a termination fee based on the length of time between termination and maturity. The Company will not be required to pay a termination fee if terminated after the fourth anniversary of the Second SVB Effective Date.

Any Company obligations under the Second SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Second SVB Facility includes a financial covenant that requires the Company to achieve certain profitability and liquidity thresholds. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. The Company was in compliance with all covenants related to the Second SVB Facility as of October 31, 2021.

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

As of October 31, 2021, there is no debt outstanding related to the Second SVB Facility. As a result, the Company presented all unamortized deferred costs within other assets as of October 31, 2021. The Company is amortizing the remaining unamortized costs over the remaining term of the Second SVB Facility.
Maturities of finance leases and other debt, in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
2022 (Remaining three months)	$1,334	$1,091	$243
Fiscal year ending January 31:
2023	4,283	4,067	216
2024	3,185	3,140	45
2025	773	773	—
2026	156	156	—
Total long-term debt and finance lease maturities	$9,731	$9,227	$504
The components of interest (expense) income, net are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020
Interest expense (1)	$(331)	$(471)	$(815)	$(1,305)
Interest income	20	4	59	99
Interest (expense) income, net	$(311)	$(467)	$(756)	$(1,206)
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
(b) Treasury stock
The Company's equity based compensation plan allows for the grant of non-vested stock options, restricted stock units ("RSUs") and total shareholder return ("TSR") performance-based stock units ("PSUs") to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Under the provision of the plans, for RSU and PSU awards, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting of the RSU or PSU, the Company divides the participant's income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.

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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the nine months ended October 31, 2021 and 2020 were made pursuant to the 2019 Plan.
In June 2019, the Board of Directors also adopted the Company’s 2019 Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved under the ESPP is limited to 855,873 shares.

As of October 31, 2021, there are 3,881,865 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 820,964 shares available for future grant pursuant to the ESPP. During the second quarter of Fiscal 2022, the Company activated its ESPP. The first offering period for the ESPP is from July 1, 2021 through December 31, 2021. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions.

(b) Summary of stock-based compensation

The following table sets forth stock-based compensation by type of award:

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020
RSUs	$6,432	$2,684	$17,273	$7,505
Stock options	541	632	1,691	2,111
PSUs	551	—	1,588	—
ESPP	297	—	398	—
Liability awards	5,305	—	5,305	—
Total stock based compensation	$13,126	$3,316	$26,255	$9,616

The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020
Stock-based compensation expense recorded to additional paid-in capital(1)	$7,821	$3,316	$20,950	$9,616
Stock-based compensation expense recorded to accrued expenses	5,305	—	5,305	—
Total stock-based compensation	13,126	3,316	26,255	9,616
Less stock-based compensation expense capitalized as internal-use software	(197)	—	(279)	—
Stock-based compensation expense per consolidated statements of operations(2)	$12,929	$3,316	$25,976	$9,616

(1)Stock-based compensation included in the Company's consolidated statements of stockholders' equity is consistent with these amounts.
(2)For the nine months ended October 31, 2021 and 2020, stock-based compensation expense included in the Company's consolidated statements of cash flows is consistent with these amounts.

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

Stock option activity for the nine months ended October 31, 2021 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2021	3,211,354	$4.67
Granted in nine months ended October 31, 2021	—	$—
Exercised	(1,030,624)	$3.06
Forfeited and expired	(57,041)	$8.66
Outstanding and expected to vest — October 31, 2021	2,123,689	$5.34	5.70	$138,459
Exercisable — October 31, 2021	1,549,528	$4.37	5.12	$102,524
Amount vested in nine months ended October 31, 2021	265,587	$5.88
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended October 31, 2021 and 2020 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $58,082 and $52,537, respectively.
As of October 31, 2021, there is $2,029 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 1.15 years.
For the three and nine months ended October 31, 2021, stock-based compensation expense for stock options includes $92 and $272, respectively, related to the modification of stock options.
The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense.

(d) Restricted stock units
The Company has issued restricted stock units to employees and directors that vest based on a time-based condition. For RSUs granted prior to January 2021, pursuant to a time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years. The restricted stock units expire seven years from the grant date. During the nine months ended October 31, 2021, the Company modified the vesting of RSUs granted subsequent to January 1, 2021 for employees other than its named executive officers listed in its most recent proxy statement ("NEOs") and other members of its executive management team. Pursuant to the modified vesting schedule, RSUs granted after January 1, 2021 for employees other than NEOs and other members of its executive management team vest 6.25% each quarter over four years based on service.
The Company issued 845,703 time-based restricted stock units during the nine months ended October 31, 2021. These time-based restricted stock units vest 6.25% each quarter over four years based on service.
Restricted stock unit activity for the nine months ended October 31, 2021 are as follows:

Restricted stock units
Unvested, February 1, 2020	2,053,038
Granted in nine months ended October 31, 2021	845,703
Vested	(203,355)
Forfeited and expired	(121,245)
Unvested, October 31, 2021	2,574,141

As of October 31, 2021, there is $76,856 of total unrecognized compensation cost related to RSU awards that is expected to be recognized over a weighted-average term of 3.08 years. For the three and nine months ended October 31, 2021, stock-based compensation expense includes $167 and $465, respectively, related to the modification of restricted stock units.
In addition, in August 2021, the Company approved allowing certain employees to elect to receive all or a portion of their fiscal 2022 year end bonus in the form of shares instead of cash. Bonuses to be settled in shares will be settled at a value equal to 115% of the bonuses converted. These share settled bonuses vest based on the achievement of the Company’s predefined performance targets. The performance-based shares will be issued in April 2022, after final approval by the Compensation Committee. The Company recorded $5.3 million of stock-based compensation expense related to these share settled bonuses during the three months ended October 31, 2021. As the share settled bonuses will be settled in a variable number of shares, the Company has classified the share settled bonuses as a liability, which is included within accrued expenses on the accompanying consolidated balance sheet as of October 31, 2021.

(e) TSR performance-based restricted stock units (PSUs)

The Company grants PSUs to certain members of its management team. PSUs vest in approximately three years from the grant date upon satisfaction of both time-based requirements and market targets based on Phreesia's TSR relative to the TSR of each member of the Russell 3000 Index (the "Peer Group"). Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 200% of the number of PSUs originally granted. To earn the target number of PSUs (which represents 100% of the number of PSUs granted), the Company must perform at the 60th percentile, with the maximum number of PSUs earned if the Company performed at least at the 90th percentile. If Phreesia's TSR for the performance period is negative, the maximum number of PSUs that can be earned will be capped at 100%.

The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model which projected TSR for Phreesia and each member of the Peer Group over the performance period. The Company recognizes the grant date fair value of PSUs as compensation expense over the vesting period.

Market-based PSU activity for the nine months ended October 31, 2021 are as follows:

Performance stock units
Outstanding, February 1, 2020	70,806
Granted in nine months ended October 31, 2021	9,664
Vested	—
Forfeited and expired	—
Outstanding, October 31, 2021	80,470
As of October 31, 2021, unrecognized compensation cost related to PSUs was $4,819, to be recognized on a straight-line basis over 2.2 years, subject to the participants' continued employment with the Company.
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
The fair value of shares granted under the ESPP during the nine months ended October 31, 2021 was estimated using a Black-Scholes pricing model with the following assumptions:

Nine Months Ended October 31, 2021
Risk-free interest rate	0.05%
Expected dividends	none
Expected term (in years)	0.50
Volatility	52.5%
As of October 31, 2021, unrecognized compensation cost related to the ESPP was $200. The unrecognized compensation cost is expected to be recognized over the next two months.

9. Fair value measurements

The following table presents information about the Company's assets and liabilities that are measured at fair value as of October 31, 2021 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2021

Money market mutual funds	$197,581	$—	$—	$197,581
Total assets	$197,581	$—	$—	$197,581
Acquisition related contingent consideration liabilities	$—	$—	$(1,100)	$(1,100)
Total liabilities	$—	$—	$(1,100)	$(1,100)

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
The Company used certain derivative financial instruments as part of its risk management strategy to reduce its foreign currency risk. The Company does not designate any derivatives as hedges in accordance with ASC 815, Derivatives and Hedging. The Company recognized all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions. The fair value of its foreign currency forward contracts as of January 31, 2021 was an asset of $148, which was included in prepaid and other current assets on the accompanying consolidated balance sheet. The fair value of the foreign currency forward contracts were considered Level 2 in the fair value hierarchy as of January 31, 2021. The foreign currency forward contracts matured during the nine months ended October 31, 2021, and no foreign currency forward contracts remain outstanding as of October 31, 2021.

In connection with the QueueDr acquisition, the Company recorded contingent consideration liabilities within accrued expenses on the accompanying consolidated balance sheets for amounts payable to the selling shareholders based on collections from QueueDr customers. The Company is required to pay the selling shareholders a multiple of the amount collected on certain customer contracts through November 2022. Certain payments are reduced to the amount of customer collections if the customer contract is canceled. The fair value of the Company's contingent consideration liabilities was determined using estimated cash flows and likelihoods of contract cancellation to estimate the expected payout based on collections and active status of the underlying customer contracts. The fair value of the Company's contingent consideration liabilities is determined based on inputs which are not readily available in public markets. Therefore, the Company has categorized the liabilities as Level 3 in the fair value hierarchy. As of October 31, 2021, the maximum remaining amount payable for the contingent consideration liabilities is $1,148.
The following table presents a roll-forward of the Company's contingent consideration liabilities:

Balance at January 31, 2021	$1,286
Adjustment to the acquisition-date value	5
Change in fair value of contingent consideration liabilities	209
Payments	(400)
Balance at October 31, 2021	$1,100
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the three and nine months ended October 31, 2021 and 2020.
10. Leases
(a) Phreesia as lessee
The Company leases office premises in North Carolina and Ottawa, and data center space in Virginia under operating leases which expire on various dates through March 2024. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The table below only considers lease obligations through the renewal date as the Company is not reasonably certain to elect the option to extend its leases beyond the option date. No arrangements contain residual value guarantees or restrictions imposed on the leases. The Company is also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.
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

Supplemental balance sheet information related to operating and finance leases as of October 31, 2021 was as follows:

October 31, 2021
Operating leases:
Lease right-of-use assets	$2,005
Lease liabilities, current	$1,116
Lease liabilities, non-current	1,117
Total operating lease liabilities	$2,233

Finance leases:
Property and equipment, at cost	$22,561
Accumulated depreciation	(13,802)
Property and equipment, net	$8,759
Lease liabilities (included in Current portion of finance lease liabilities and other debt)	$4,200
Lease liabilities, non-current (included in Long-term finance lease liabilities and other debt)	5,027
Total finance lease liabilities	$9,227

For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of October 31, 2021, for operating leases, the weighted-average remaining lease term is 2.0 years and the weighted-average discount rate is 3.5%. As of October 31, 2021, for finance leases, the weighted-average remaining lease term is 2.4 years, and the weighted-average discount rate is 3.8%.

The components of lease expense for the nine months ended October 31, 2021 were as follows:

October 31, 2021
Operating leases:
Operating lease cost	$801
Variable lease cost	207
Total operating lease cost	$1,008
Finance leases:
Amortization of right-of-use assets	$3,413
Interest on lease liabilities	280
Total finance lease cost	$3,693

The following represents a schedule of maturing lease commitments for operating and finance leases as of October 31, 2021:

	October 31, 2021
	Operating	Finance
Maturity of lease liabilities
2022 (remaining three months)	$289	$1,172
Fiscal year ending January 31,
2023	1,186	4,286
2024	793	3,224
2025	52	791
Thereafter	—	158
Total future minimum lease payments	$2,320	$9,631
Less: interest	(87)	(404)
Present value of lease liabilities	$2,233	$9,227

Other supplemental cash flow information for the nine months ended October 31, 2021 was as follows:

October 31, 2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$905
Operating cash used for finance leases	280
Financing cash used for finance leases	3,175
Total	$4,360

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$81
Finance	2,645
Total	$2,726
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
During the three and nine months ended October 31, 2021, the Company recognized $1,607 and $4,830, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of October 31, 2021, except for those with terms less than one year.

11. Commitments and contingencies

(a) Indemnifications
The Company’s agreements with certain customers include certain provisions for indemnifying customers against liabilities if its services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that may be involved in each particular agreement. To date, the Company has not incurred any material costs as a result of such provisions and have not accrued any liabilities related to such obligations in its consolidated financial statements.
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
(c) Contingent consideration for acquisitions
Consideration transferred for acquisitions includes consideration which is payable contingent upon future events. The Company has recorded a $1,100 contingent consideration liability on its consolidated balance sheet as of October 31, 2021, which is payable based upon future events. This liability is payable during the year ended January 31, 2022, and the final settlement amount is based on the performance of certain acquired customer contracts.
12. Income taxes
For the three and nine months ended October 31, 2021, the Company recorded a tax provision of $178 and $615, respectively, compared to a tax provision of $194 and $371, respectively, for the corresponding periods in the prior year. The Company's provision for income taxes was 0.9% and 2.0% of loss before income taxes for the nine months ended October 31, 2021 and 2020, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against the majority of its deferred tax assets, and due to deferred foreign income tax expense recorded for the Company's Canada branch related to the use of net operating loss carry forwards to offset current income.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both October 31, 2021 and January 31, 2021.

13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended October 31,		Nine months ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(36,343)	$(6,713)	$(71,710)	$(19,196)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	51,020,271	38,511,370	49,943,049	37,855,503
Net loss per share attributable to common stockholders	$(0.71)	$(0.17)	$(1.44)	$(0.51)

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

	As of October 31,
	2021	2020
Stock options to purchase common stock, restricted stock units and performance stock units	4,859,612	5,830,142
Employee stock purchase plan	34,909	—
Warrants to purchase common stock	—	75,137
Total	4,894,521	5,905,279

14. Related party transactions
For the three and nine months ended October 31, 2021, the Company recognized revenue totaling $127 and $360 for advertisements placed by a pharmaceutical company, respectively. One of the Company's independent members of its board of directors serves on the board of directors for the pharmaceutical company. Accounts receivable from the pharmaceutical company totaled approximately $68 as of October 31, 2021. The Company recognized revenue totaling approximately $2,425 from a former affiliate of a stockholder of the Company for the nine months ended October 31, 2020, respectively, when this entity was a related party. The entity was a related party for the first half of fiscal 2021 and was no longer a related party as of January 31, 2021.
On September 29, 2021 the Company appointed a new member to the Board of Directors, effective October 1, 2021. The new board member is the chief executive officer and serves on the board of directors of a software company which has received payments from the Company pursuant to existing software agreements since February 1, 2020. During the nine months ended October 31, 2021, the Company paid $310 to the software company for existing software agreements. During the fiscal year ended January 31, 2021, the Company paid $240 to the software company. The Company has included $163 and $116 of payments to the software company within prepaid expenses and other current assets in its consolidated balance sheets as of October 31, 2021 and January 31, 2021, respectively. The Company has included $98 and $262 of expenses related to software agreements with the software company within General and administrative expenses in its consolidated statements of operations for the three and nine months ended October 31, 2021, respectively.

15. Subsequent events
On December 3, 2021, Phreesia entered into an agreement to acquire Insignia Health, LLC, a founder-led and mission-oriented company, for $35 million in cash, subject to customary purchase price adjustments.

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
Financial Highlights
•Total revenue increased 45% to $55.9 million in the three months ended October 31, 2021, compared with $38.5 million in the three months ended October 31, 2020.
•Total revenue increased 45% to $155.2 million in the nine months ended October 31, 2021, compared with $106.9 million in the nine months ended October 31, 2020.
•Net loss was $36.3 million in the three months ended October 31, 2021, compared to $6.7 million in the three months ended October 31, 2020.
•Net loss was $71.7 million in the nine months ended October 31, 2021, compared to $19.2 million in the nine months ended October 31, 2020.
•Adjusted EBITDA was negative $17.6 million in the three months ended October 31, 2021, compared to positive $1.2 million in the three months ended October 31, 2020.
•Adjusted EBITDA was negative $28.6 million in the nine months ended October 31, 2021, compared to positive $3.9 million in the nine months ended October 31, 2020.
•Cash used in operating activities was $24.5 million and $36.7 million for the three and nine months ended October 31, 2021, respectively.
•Cash used in operating activities was $0.7 million and $1.2 million for the three and nine months ended October 31, 2020, respectively.
•Free cash flow was negative $39.0 million and negative $61.3 million for the three and nine months ended October 31, 2021, respectively, compared to negative $4.4 million and negative $12.3 million for the three and nine months ended October 31, 2020, respectively.
•Cash and cash equivalents as of October 31, 2021 was $400.4 million, an increase of $181.6 million compared to January 31, 2021, driven primarily by our follow-on offering of common stock, which generated net proceeds of $245.8 million, partially offset by cash used for operating activities, capital expenditures and payments of finance leases and other debt.
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
Recent developments
COVID-19
In March 2020, the World Health Organization declared the ongoing outbreak of a novel strain of coronavirus ("COVID-19") a pandemic. There continues to be uncertainty as to the duration and extent to which the global COVID-19 pandemic, as well as the emergence of new variants, may adversely impact the Company's business operations, financial performance, and results of operations, as well as macroeconomic conditions, at this time.

Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three months ended October 31,		Nine months ended October 31,
Unaudited	2021	2020	2021	2020
Key Metrics:
Provider clients (average over period)	2,097	1,737	1,996	1,679
Average revenue per provider client	$19,299	$17,490	$59,196	$51,604

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

Additional Information

	Three months ended October 31,		Nine months ended October 31,
Unaudited	2021	2020	2021	2020
Patient payment volume (in millions)	$682	$524	$2,079	$1,445
Payment facilitator volume percentage	79%	80%	78%	82%
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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed on credit and debit cards on the Phreesia Platform through our payment facilitator model. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented roughly 79% and 80% of our patient payment volume in the three months ended October 31, 2021 and 2020, respectively. Credit and debit patient payment volume processed through our payment facilitator model represented roughly 78% and 82% of our patient payment volume in the nine months ended October 31, 2021 and 2020, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions.

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

Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that certain deferred tax assets as of October 31, 2021 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to recognize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Comparison of results of operations for the three and nine months ended October 31, 2021 and 2020

Revenue (in thousands)

	Three months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Subscription and related services	$24,365	$17,468	$6,897	39%
Payment processing fees	16,111	12,917	3,194	25%
Life sciences	15,439	8,079	7,360	91%
Total revenue	$55,915	$38,464	$17,451	45%
•Subscription and related services. Our subscription and related services revenue from healthcare organizations increased $6.9 million to $24.4 million for the three months ended October 31, 2021, as compared to $17.5 million for the three months ended October 31, 2020, primarily due to new provider clients added as well as expansion of and cross-selling to existing provider clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $3.2 million to $16.1 million for the three months ended October 31, 2021, as compared to $12.9 million for the three months ended October 31, 2020. The increase was due to the addition of new provider clients, expansion of existing provider clients, as well as the reduced impact of COVID-19, which had decreased patient visits in the three months ended October 31, 2020.
•Life sciences. Our revenue from life science clients for digital marketing increased $7.4 million to $15.4 million for the three months ended October 31, 2021, as compared to $8.1 million for the three months ended October 31, 2020, due to an increase in new digital marketing solutions programs and deeper patient outreach among the existing programs.

	Nine months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Subscription and related services	$69,069	$50,196	$18,873	38%
Payment processing fees	49,061	36,452	12,609	35%
Life sciences	37,083	20,221	16,862	83%
Total revenue	$155,213	$106,869	$48,344	45%

•Subscription and related services. Our subscription and related services revenue from healthcare organizations increased $18.9 million to $69.1 million for the nine months ended October 31, 2021, as compared to $50.2 million for the nine months ended October 31, 2020, primarily due to new provider clients added as well as expansion of and cross-selling to existing provider clients.

•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $12.6 million to $49.1 million for the nine months ended October 31, 2021, as compared to $36.5 million for the nine months ended October 31, 2020. The increase was due to the addition of new provider clients, expansion of existing provider clients, as well as the reduced impact of COVID-19, which had decreased patient visits in the nine months ended October 31, 2020.

•Life sciences. Our revenue from life science clients for digital marketing increased $16.9 million to $37.1 million for the nine months ended October 31, 2021, as compared to $20.2 million for the nine months ended October 31, 2020, due to an increase in new digital marketing solutions programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$11,644	$6,472	$5,172	80%
Cost of revenue (excluding depreciation and amortization) increased $5.2 million to $11.6 million for the three months ended October 31, 2021, as compared to $6.5 million for the three months ended October 31, 2020. The increase resulted primarily from higher compensation for existing employees and increased headcount, as well as increased costs related to the expansion of our data centers, both driven by customer growth.
Stock compensation expense included in cost of revenue was $0.6 million and $0.2 million for the three months ended October 31, 2021 and 2020, respectively.

	Nine months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$30,210	$16,477	$13,733	83%
Cost of revenue (excluding depreciation and amortization) increased $13.7 million to $30.2 million in the nine months ended October 31, 2021, as compared to $16.5 million in the nine months ended October 31, 2020. The increase resulted primarily from higher compensation for existing employees and increased headcount, as well as increased costs related to the expansion of our data centers, both driven by customer growth.
Stock compensation expense included in cost of revenue was $1.5 million and $0.4 million for the nine months ended October 31, 2021 and 2020, respectively.

Payment processing expense

	Three months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Payment processing expense	$9,449	$7,530	$1,919	25%
Payment processing expense increased $1.9 million to $9.4 million for the three months ended October 31, 2021, as compared to $7.5 million for the three months ended October 31, 2020. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year.

	Nine months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Payment processing expense	$28,822	$21,125	$7,697	36%
Payment processing expense increased $7.7 million to $28.8 million for the nine months ended October 31, 2021, as compared to $21.1 million for the nine months ended October 31, 2020. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year.

Sales and marketing

	Three months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$32,036	$10,481	$21,555	206%
Sales and marketing expense increased $21.6 million to $32.0 million for the three months ended October 31, 2021, as compared to $10.5 million for the three months ended October 31, 2020. The increase was primarily attributable to an $18.2 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount, as well as higher third-party marketing and advertising costs.

Stock compensation expense included in sales and marketing expense was $5.2 million and $1.0 million for the three months ended October 31, 2021 and 2020, respectively.

	Nine months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Sales and marketing	$69,215	$30,013	$39,202	131%
Sales and marketing expense increased $39.2 million to $69.2 million for the nine months ended October 31, 2021, as compared to $30.0 million for the nine months ended October 31, 2020. The increase was primarily attributable to a $34.3 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount, as well as higher third-party marketing and advertising costs.
Stock compensation expense included in sales and marketing expense was $9.0 million and $2.5 million for the nine months ended October 31, 2021 and 2020, respectively.

Research and development

	Three months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Research and development	$15,273	$5,732	$9,541	166%
Research and development expense increased $9.5 million to $15.3 million for the three months ended October 31, 2021, as compared to $5.7 million for the three months ended October 31, 2020. The increase resulted primarily from a $6.2 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount, a $1.8 million increase in outside services costs, as well as higher software costs.
Stock compensation expense included in research and development expense was $2.2 million and $0.5 million for the three months ended October 31, 2021 and 2020, respectively.

	Nine months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Research and development	$34,770	$16,267	$18,503	114%
Research and development expense increased $18.5 million to $34.8 million for the nine months ended October 31, 2021, as compared to $16.3 million for the nine months ended October 31, 2020. The increase resulted primarily from an $11.3 million increase in total compensation costs driven by higher compensation for existing employees and increased headcount, a $4.6 million increase in outside services costs, as well as higher software costs.
Stock compensation expense included in research and development expense was $4.2 million and $1.5 million for the nine months ended October 31, 2021 and 2020, respectively.

General and administrative

	Three months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$18,021	$10,370	$7,651	74%
General and administrative expense increased $7.7 million to $18.0 million for the three months ended October 31, 2021, as compared to $10.4 million for the three months ended October 31, 2020. The increase resulted primarily from a $4.9 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount to support our growth as a public company, a $1.5 million increase in outside services costs, as well as higher costs for software and equipment.
Stock compensation expense included in general and administrative expense was $4.9 million and $1.6 million for the three months ended October 31, 2021 and 2020, respectively.

	Nine months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$46,936	$28,721	$18,215	63%
General and administrative expense increased $18.2 million to $46.9 million for the nine months ended October 31, 2021, as compared to $28.7 million for the nine months ended October 31, 2020. The increase resulted primarily from a $12.0 million increase in total compensation costs driven by higher compensation for existing employees and increased headcount to support our growth as a public company, a $2.9 million increase in outside services costs, a $1.5 million increase in software costs, as well as higher recruiting costs.
Stock compensation expense included in general and administrative expense was $11.2 million and $5.2 million for the nine months ended October 31, 2021 and 2020, respectively.
Depreciation

	Three months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Depreciation	$3,719	$2,447	$1,272	52%
Depreciation expense increased $1.3 million to $3.7 million for the three months ended October 31, 2021 as compared to $2.4 million for the three months ended October 31, 2020. The increase was primarily attributable to higher data center equipment depreciation.

	Nine months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Depreciation	$10,717	$7,125	$3,592	50%
Depreciation expense increased $3.6 million to $10.7 million for the nine months ended October 31, 2021 as compared to $7.1 million for the nine months ended October 31, 2020. The increase was primarily attributable to higher data center equipment depreciation.

Amortization

	Three months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Amortization	$1,513	$1,546	$(33)	(2)%
Amortization expense remained flat at $1.5 million for the three months ended October 31, 2021 as compared to $1.5 million for the three months ended October 31, 2020.

	Nine months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Amortization	$4,744	$4,531	$213	5%
Amortization expense increased $0.2 million to $4.7 million for the nine months ended October 31, 2021, as compared to $4.5 million for the nine months ended October 31, 2020. The increase was primarily driven by increased amortization of capitalized internal-use software development costs, as well as higher amortization of acquired intangible assets.

Other (expense) income, net

	Three months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Other (expense) income, net	$(114)	$62	$(176)	(284)%

Other (expense) income, net was expense of $0.1 million for the three months ended October 31, 2021 as compared to income of $0.1 million for the three months ended October 31, 2020. The change in other (expense) income was driven by an increase in foreign exchange losses.

	Nine months ended October 31,
(in thousands)	2021	2020	$ Change
Other expense, net	$(138)	$(229)	$91	(40)%
Other expense, net decreased by $0.1 million to $0.1 million for the nine months ended October 31, 2021 as compared to $0.2 million for the nine months ended October 31, 2020, driven by a decrease in foreign exchange losses.

Interest (expense) income, net

	Three months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Interest (expense) income, net	$(311)	$(467)	$156	(33)%
Interest expense, net decreased $0.2 million to $0.3 million for the three months ended October 31, 2021, as compared to $0.5 million for the three months ended October 31, 2020. The decrease is primarily attributable to lower average debt balances due to repayment of debt with the proceeds of our equity offerings, as well as higher average cash balances.

	Nine months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Interest (expense) income, net	$(756)	$(1,206)	$450	(37)%
Interest expense, net decreased $0.5 million to $0.8 million for the nine months ended October 31, 2021, as compared to $1.2 million for the nine months ended October 31, 2020. The decrease is primarily attributable to lower average debt balances due to repayment of debt with the proceeds of our equity offerings, as well as higher average cash balances.

Provision for income taxes

	Three months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Provision for income taxes	$(178)	$(194)	$16	(8)%
Provision for income taxes remained consistent at $0.2 million for the three months ended October 31, 2021, as compared $0.2 million for the three months ended October 31, 2020. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and state income taxes.

	Nine months ended October 31,
(in thousands)	2021	2020	$ Change	% Change
Provision for income taxes	$(615)	$(371)	$(244)	66%
Provision for income taxes increased by $0.2 million to $0.6 million for the nine months ended October 31, 2021, as compared $0.4 million for the nine months ended October 31, 2020. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and state income taxes.

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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, unaudited)	2021	2020	2021	2020
Net loss	$(36,343)	$(6,713)	$(71,710)	$(19,196)
Interest expense (income), net	311	467	756	1,206
Provision for income taxes	178	194	615	371
Depreciation and amortization	5,232	3,993	15,461	11,656
Stock-based compensation expense	12,929	3,316	25,976	9,616
Change in fair value of contingent consideration liabilities	—	—	209	—
Other expense (income), net	114	(62)	138	229
Adjusted EBITDA	$(17,579)	$1,195	$(28,555)	$3,882
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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2021	2020	2021	2020
Net cash used in operating activities	$(24,529)	$(667)	$(36,731)	$(1,187)
Less:
Capitalized internal-use software	(2,939)	(1,926)	(7,962)	(4,663)
Purchases of property and equipment	(11,566)	(1,781)	(16,596)	(6,440)
Free cash flow	$(39,034)	$(4,374)	$(61,289)	$(12,290)

Liquidity and capital resources
In April 2021, the Company completed a follow-on offering of its Common Stock. In connection with this offering, the Company issued and sold 5,175,000 shares of common stock at an issuance price of $50.00 per share resulting in net proceeds of $245.8 million, after deducting underwriting discounts and commissions.

As of October 31, 2021 and January 31, 2021, we had cash and cash equivalents of $400.4 million and $218.8 million, respectively. Cash and cash equivalents consist of money market accounts and cash on deposit.
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
Silicon Valley Bank facility
In February 2019, we entered into a loan and security agreement with Silicon Valley Bank ("SVB"), (the "First SVB Facility"), which provided for a secured term loan facility and a revolving credit facility. We borrowed $20.0 million as a term loan under the facility during fiscal 2020. On May 5, 2020, the Company entered into a Second Amended and Restated Loan and Security Agreement with SVB (the "Second SVB Facility") and transferred the outstanding balance on the First SVB Facility Term Loan into revolving credit borrowings under the Second SVB Facility.
The Company repaid the outstanding balance on the Second SVB Facility in January 2021. As of October 31, 2021, the Company has no outstanding balance on the facility and $50.0 million of available borrowings under the facility.
Borrowings under the Second SVB Facility are payable on May 5, 2025 (the "Maturity Date"). Borrowings under the Second SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of the bank's prime rate or 4.5%. The interest rate will be reduced if the Company reaches certain defined Second SVB Facility Adjusted EBITDA levels. As of October 31, 2021, the interest rate on the Second SVB Facility was 4.5%. In addition to principal and interest due under the Second SVB Facility, the Company is required to pay an annual commitment fee of $0.1 million per year. The first facility fee payment of $0.1 million was paid during the year ended January 31, 2021.
In the event that the Company terminates the Second SVB Facility prior to the Maturity Date, the Company will be required to pay a termination fee equal to $0.2 million plus a percent of total borrowing capacity, both of which are reduced based on the amount of time elapsed before the termination.
Any Company obligations under the Second SVB Facility are secured by a first priority security interest in substantially all of the Company's assets, other than intellectual property. The Second SVB Facility includes a financial covenant that requires the Company to achieve specified levels of Adjusted EBITDA, as defined in the Second SVB Facility. This financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. The Company was in compliance with all covenants related to the Second SVB Facility as of October 31, 2021.

The following table summarizes our sources and uses of cash for the nine months ended October 31, 2021 and 2020:

	Nine months ended October 31,
(in thousands)	2021	2020
Cash used in operating activities	$(36,731)	$(1,187)
Cash used in investing activities	(24,558)	(11,103)
Cash provided by financing activities	242,903	176,093
Net increase in cash and cash equivalents	$181,614	$163,803
Operating activities
The primary source of cash from operating activities is cash received from our customers. The primary uses of cash for operating activities are for payroll, payments to suppliers and employees, payments for operating leases, as well as cash paid for interest on our borrowings and finance leases and cash paid for various sales, property and income taxes.
During the nine months ended October 31, 2021, cash used in operating activities was $36.7 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
During the nine months ended October 31, 2020 cash used in operating activities was $1.2 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
Investing activities
During the nine months ended October 31, 2021, cash used in investing activities was $24.6 million, principally resulting from capital expenditures, the majority of which consisted of $16.6 million of purchases of property and equipment, principally the purchase of data center equipment, as well as capitalized internal-use software costs of $8.0 million.
During the nine months ended October 31, 2020, cash used in investing activities was $11.1 million, principally resulting from capital expenditures for purchases of property and equipment of $6.4 million and capitalized internal-use software of $4.7 million.
Financing activities
During the nine months ended October 31, 2021, net cash provided by financing activities was $242.9 million, primarily consisting of $245.8 million in proceeds from the April 2021 offering of our common stock, net of underwriters' discounts and commissions, and $5.2 million in proceeds from our equity compensation plans, partially offset by $3.5 million used for treasury stock to satisfy tax withholdings on stock compensation awards, $3.2 million used for principal payments on finance leases, $0.9 million used for principal payments on other debt and $0.4 million used for payments of contingent consideration for acquisitions.
During the nine months ended October 31, 2020, net cash provided by financing activities was $176.1 million, consisting of $174.8 million in proceeds from the October 2020 offering of our common stock, net of underwriters' discounts and commissions, $3.4 million in proceeds from the issuance of common stock upon the exercise of stock options as well as $2.0 million in proceeds from an insurance financing arrangement, partially offset by $2.0 million in finance lease and loan facility fee payments, $0.9 million used to purchase treasury stock, $0.3 million used for payments of net offering costs related to our offering of common stock and $0.1 million used for third-party debt issuance costs.

Contractual obligations and commitments

Our principal commitments consist of finance lease and operating lease obligations, as well as debt obligations, interest on debt and purchase obligations. During the nine months ended October 31, 2021, our finance lease obligations decreased by $0.5 million due to $3.2 million of principal payments offset by $2.6 million of new finance leases. Our debt obligations decreased due to $0.9 million of principal payments.

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Finance lease obligations	$9,631	$1,172	$7,510	$949	$—
Operating lease obligations	2,320	289	1,979	52	—
Long-term debt obligations	504	243	261	—	—
Interest on long-term debt	16	2	14	—	—
Purchase obligations	461	461	—	—	—
Total	$12,932	$2,167	$9,764	$1,001	$—

Critical accounting policies and estimates
Our unaudited consolidated financial statements are prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. The preparation of our unaudited consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2021 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.
Recent accounting pronouncements
See Note 3 to our unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Off-balance sheet arrangements
As of October 31, 2021 and January 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Foreign currency exchange risk
We have foreign currency risks related to our expenses denominated in Canadian dollars, which are subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. In previous periods, we entered into foreign currency forward contracts as economic hedges to minimize those fluctuations. As of October 31, 2021, no foreign currency forward contracts remain outstanding. To date, foreign currency transaction gains and losses have not been material to our financial statements.

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

Risks relating to our business
We have grown rapidly in recent periods, and as a result, our expenses are continuing to increase. If we fail to manage our growth effectively, our revenue may not increase and we may be unable to implement our business strategy.
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
Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. In addition, our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. We may also need to make further investments in our technology and automate portions of our solution or services to decrease our costs. If our management is unable to effectively manage our growth, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy.
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
We have incurred significant operating losses since our inception. For the three and nine months ended October 31, 2021 and the years ended January 31, 2021 and January 31, 2020, we had net losses of $36.3 million, $71.7 million, $27.3 million and $20.3 million, respectively, and losses from operations of $35.7 million, $70.2 million, $25.7 million and $15.3 million, respectively. Our operating expenses will increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the Phreesia Platform, develop new solutions and comply with being a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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

We believe we made significant progress in remediating the material weakness in accounting personnel and internal controls over the financial statement close process that we identified in fiscal year 2020, during fiscal year 2021, and in the first, second and third quarters of fiscal 2022. To address our fiscal 2020 material weakness, we have hired and will continue to hire additional accounting personnel and implement process level and management review controls. However, we determined that a portion of the material weakness that we identified in fiscal year 2020 was not resolved by the third quarter of fiscal 2022.

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
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our sales cycle for our services can be variable, typically ranging from three to six months from initial contact to contract execution. However, there is potential for our sales cycle to extend beyond this range. Our efforts involve educating our clients and patients about the use, technical capabilities and benefits of our products and services. We do not provide access to the Platform and do not charge fees during this initial sales period. For clients that decide to enter into a contract with us, most of these contracts may provide for a preliminary trial period where a subset of providers from the client is granted access to our Platform. Following any such trial period, we aim to increase the number of providers within the client that utilize the Platform. Accordingly, our operating results depend in substantial part on our ability to deliver a successful client and patient experience and persuade our clients and patients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace revenue growth, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.
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

If we experience interruptions or failure of our information technology and communication systems or we cannot implement our solution for clients or resolve any technical issues in a timely manner, we may incur costs in the form of service credits or other remedial steps and/or lose clients, and our reputation may be harmed.
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
Our payments platform is a core element of our business. For the nine months ended October 31, 2021 and the fiscal year ended January 31, 2021, our payments platform generated 32% and 34% of our total revenue, respectively. Our future success depends in large part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to their healthcare providers through our payments platform, were to be reduced as a result of disruptions in the payment processing industry, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations.
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
We may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by the Health Insurance Portability and Accountability Act of 1996. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our business and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
Numerous federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. In addition, in the future, industry requirements or guidance, contractual obligations, and/or legislation at both the federal and the state level may limit, forbid or regulate the use or transmission of health information outside of the United States. These developments, if adopted, could render our use of Canadian employees and other non-U.S. resources for work related to such data impracticable or substantially more expensive.
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
The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, malfeasance, programming and human errors or other similar events. Under the HITECH Act, as a Business Associate we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against Business Associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.
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
In addition to government regulation and the securities laws, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards ("PCI-DSS") and Security Organization Control 2 ("SOC 2"), with which we are currently compliant, and HITRUST certification, which we currently maintain. In the event we fail to comply with the PCI-DSS or fail to maintain our SOC 2 or HITRUST certification, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act ("ACA") was adopted, which is a healthcare reform measure that provides healthcare insurance for approximately 30 million additional Americans. The ACA includes a variety of healthcare reform provisions and requirements that became effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Further, on March 9, 2020, the HHS, Office of the National Coordinator for Health Information Technology ("ONC") and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information ("EHI"), by increasing innovation and competition by giving patients and their healthcare providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act ("Cures Act"), regarding interoperability and “information blocking,” and create significant new requirements for health care industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. The new rules create significant new requirements for health care industry participants, and require certain electronic health record technology to incorporate standardized application programming interfaces ("APIs") to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC will also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implements the information blocking provisions of the Cures Act and identified eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. In light of the COVID-19 public health emergency, on October 29, 2020, HHS released an interim final rule delaying compliance dates for certain aspects of the final rule in light of pressures placed on the healthcare industry by the ongoing COVID-19 pandemic. We continue to monitor the impact of these rules and any delays that may take place. As currently drafted, certified API Developers had to comply with new administrative requirements by April 5, 2021 and must provide all certified API technology by December 31, 2022.
The final CMS rule focuses on patients enrolled in Medicare Advantage plans, Medicaid and Children's Health Insurance Program ("CHIP") fee-for-service programs, Medicaid managed care plans, CHIP managed care entities, and qualified health plans on the federally-facilitated exchanges, and enacts measures to enable patients to have both their clinical and administrative information travel with them. By January 1, 2021, payors had to make patient data dating back to January 1, 2016 available through an APO. Recognizing the challenges faced by payers during the COVID-19 public health emergency, CMS exercised enforcement discretion for the Patient Access API and Provider Directory API policies for MA, Medicaid, CHIP and QHP issuers on the FFEs* effective January 1, 2021 through July 1, 2021. CMS began enforcing these new requirements on July 1, 2021.
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
On December 2, 2020, the OIG published further modifications to the federal Anti-Kickback Statute in the Federal Register. Under the final rule, the OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. On the same day, CMS published a final rule that provides a safe harbor for value-based compensation agreements under the Stark Law. Both rules are currently in effect.
In addition to the Anti-Kickback Statute, HIPAA, as amended by the HITECH Act, and their respective implementing regulations, also impose criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payers) or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
Additionally, many states also have state anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. Moreover, both federal and state laws forbid bribery and similar behavior. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, could cause us to be disqualified from serving clients doing business with government payers and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
Moreover, there are federal and state laws that forbid the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), in exchange for patient referrals, patient brokering, remuneration of patients or billing based on referrals between individuals and/or entities that have various financial, ownership or other business relationships. In many cases, billing for care arising from such actions is illegal. These limitations can vary widely from state to state and, application of these state laws, the federal anti-inducement law and the Stark Law is very complex. Any determination by a state or federal regulatory agency that any of our clients violate or have violated any of these laws may result in allegations that claims that we have processed or forwarded are improper. This could subject us to civil or criminal penalties, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees and could have an adverse effect on our business. Even an unsuccessful challenge by regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
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
We have entered into contracts with third-party vendors to provide critical services relating to our business, including initial software development and cloud hosting. We also rely on third-party providers to enable automated eligibility and benefits verification through our Platform. We also outsource certain of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants in international locations. Our dependence on such third-party contractors creates numerous risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these operations.
In addition, we depend on our third-party processing partners to perform payment processing services, which generate almost all of our payments revenue. Our processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business. A number of our processing contracts require us to assume liability for any losses our processing partners may suffer as a result of losses caused by our provider clients and their patients, including losses caused by chargebacks and fraud. Thus, in the event of a significant loss by our processing partners, we may be required to pay-out a large amount of cash in one or two business days following such event and, if we do not have sufficient cash on hand, may be deemed in breach of such contracts. A contractual dispute with our processing partners could adversely impact our revenue. Certain contracts may expire or be terminated, and we may not be able to enter into a new payment processor relationship that replicates the associated revenue for a considerable period of time.
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
As of January 31, 2021, we had U.S. federal and state net operating loss carryforwards, ("NOLs"), of $199.1 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act of 2017, as amended by The Coronavirus Aid, Relief, and Economic Security ("CARES") Act of 2020, the amount of post 2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

Risks relating to our indebtedness
In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended October 31, 2021 our net cash used in operating activities was $36.7 million. As of October 31, 2021, we had $400.4 million of cash and cash equivalents, which are held for working capital purposes. As of October 31, 2021, we had no outstanding borrowings under our revolving line of credit, with the ability to borrow up to $50.0 million under the revolving line of credit included in the Second SVB Facility. Borrowings under our credit facility are secured by substantially all of our properties, rights and assets, excluding intellectual property.
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
As a public company, we are subject to the periodic reporting requirements of the Exchange Act and incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act, together with rules implemented by the SEC and applicable market regulators. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.
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

As of October 31, 2021, we have used all of the proceeds of our initial public offering in accordance with our planned use of proceeds from the initial public offering as described in the final prospectus, dated July 17, 2019 and filed with the SEC on July 19, 2019 pursuant to Rule 424(b) of the Securities Act.

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

PHREESIA, INC.

Date: December 9, 2021	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 9, 2021	By:	/s/ Randy Rasmussen
Randy Rasmussen
Chief Financial Officer
(Principal Financial Officer)