Form 10-K
period 2022-01-31
Phreesia, Inc.
filed 2022-03-31
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022
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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on July 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on such date was approximately $3,560,759,139. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 25, 2022, there were 51,946,395 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Summary of Material Risks Associated with our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:

•We have grown rapidly in recent periods, and as a result, our expenses have continued to increase. If we fail to manage our growth effectively, our revenue may not increase and we may be unable to implement our business strategy.
•We operate in a highly competitive industry, and if we are not able to compete effectively, including with the electronic health records ("EHR") and practice management ("PM") systems with which we integrate, our business and results of operations will be harmed.
•We have experienced net losses in the past and we may not achieve profitability in the future.
•Business or economic disruptions or global health concerns have and may continue to harm our business and increase our costs and expenses.
•Privacy concerns or security breaches relating to our SaaS-based technology platform (the "Phreesia Platform" or our "Platform") could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
•We previously identified a material weakness in our internal control over financial reporting. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.
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
•the uncertainty and ongoing flux of the regulatory and political framework;
•the impact of the COVID-19 pandemic on our business and our ability to attract, retain and cross-sell to healthcare services clients;
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
•our expectations regarding trends in our key metrics and revenue from subscription fees from our healthcare services clients, payment processing fees and fees charged to our life sciences clients by delivering targeted messages to patients;
•our ability to realize the intended benefits of our acquisitions; and

• other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in these forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date on which the statements are made. We undertake no obligation to update, and expressly disclaim the obligation to update, any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

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

PART I
Item 1. Business
Overview
We are a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations by activating patients in their care to optimize patient health outcomes. Through our SaaS-based technology platform, which we refer to as the Phreesia Platform or our Platform, we offer healthcare services clients a robust suite of integrated solutions that manage patient access, registration, payments and clinical support. Our Platform also provides life sciences companies, patient advocacy, public interest and other not-for-profit organizations with a channel for targeted and direct communication with patients. In fiscal 2022, we facilitated patient visits in over 2,000 healthcare services clients across all 50 states. We define a patient visit as an individual, in-person or telehealth visit to a healthcare services provider, which may include multiple encounters by the same patient. Additionally, our Platform processed nearly $2.8 billion in patient payments in fiscal 2022 of which 79% were credit and debit card patient payment volume that we processed as a payment facilitator. Payment facilitator volume is a major driver of our payment processing revenue.

Patient intake is a complex and time-consuming process involving numerous tasks, including registration, insurance verification, patient questionnaires, patient-reported outcomes, or PROs, payments and scheduling. Inefficiencies during the intake process often result in lower satisfaction for patients and healthcare services organizations, wasted time, missed revenue opportunities and diminished health outcomes. Phreesia’s mission is to create a better, more engaging healthcare experience. We have created an integrated and streamlined system that automates data capture and activates patients before, during and after their interaction with their healthcare services provider. As evidenced in industry survey reports from healthcare IT research firm KLAS, we have been recognized as a market leader based on our integration capabilities with healthcare services organizations, the broad adoption of our software solutions, our response to the COVID-19 pandemic and by overall client satisfaction.

The Phreesia Platform encompasses a comprehensive range of technologies and services, including, but not limited to, initial patient contact, registration, appointment scheduling, payments and post-appointment patient surveys. The Phreesia Platform securely collects and analyzes each patient’s information and provides engagement tools to efficiently guide each patient through their healthcare journey. We deploy our Platform across a range of modalities, including through patients’ mobile devices (Phreesia Mobile), through a web-based dashboard for healthcare services clients (Phreesia Dashboard) and through our proprietary, self-service intake tablets (PhreesiaPads) and on-site kiosks (Arrivals Kiosks), all of which provide an individualized experience for each patient based on age, gender, appointment type and other clinical and demographic factors. Our solutions are highly customizable and scalable to any size healthcare service organization and can seamlessly integrate within a client’s workflows and leading Practice Management, or PM, and Electronic Health Record, or EHR, systems. Our Platform additionally allows for secure time-of-service and post-explanation of benefits integrated payments.

We serve an array of healthcare services clients of all sizes across over 25 specialties, ranging from single-specialty practices, including internal and family medicine, urology, dermatology, and orthopedics, to large, multi-specialty groups, health systems as well as regional and national payers and other organizations that provide other types of healthcare-related services. Our life sciences revenue is generated from clients in the pharmaceutical, biotechnology and medical device industries as well as patient advocacy, public interest and other not-for-profit organizations seeking to activate, engage and educate patients about topics critical to their health. As the COVID-19 pandemic continues to persist, our solutions are providing our clients with tools to help them stay open, keep patients and staff safe, and navigate a shifting landscape. We offer solutions for managing COVID-19 vaccine delivery and identifying vaccine-hesitant patients, screening for self-reported COVID-19 risk factors, enabling contactless check-in during in-person visits, and collecting intake information during telehealth visits.
Our Platform
The Phreesia Platform offers our clients the following set of solutions that activate patients in their care:
•Our access solution provides a comprehensive appointment scheduling system to provide clients with applications for online appointments, reminders and referral tracking and management.
•Our registration solution automates patient self-registration via Phreesia Mobile—either before or at the time of the patient’s visit—or through the use of a purpose-built PhreesiaPad or Arrivals Kiosk for on-site check-in.

The solution also includes the Phreesia Dashboard, which healthcare services organization staff use to monitor and manage the intake process.
•Our revenue cycle solution provides insurance-verification processes, point-of-sale payments applications and cost estimation presentment tools, which help healthcare services clients maximize the timely collection of patient payments.
•Our clinical support solution collects clinical intake and patient reported outcome ("PRO") data for more than 25 specialties, enabling our clients to ask the right clinical questions of the appropriate patients at the right time and gather key data that aligns with their quality-reporting goals. The solution also enables healthcare services clients to communicate with their patients through automated, tailored surveys, announcements, text and email messaging and targeted health campaigns.
•Our life sciences solution provides a channel to our life sciences clients that leverages our large and growing network of over 2,000 healthcare services clients. We utilize this channel to activate patients through the delivery of targeted and clinically relevant content to patients, which allows them to have more informed conversations with their providers. We also enable our life sciences clients to receive direct patient feedback to incorporate into their business models.
The Phreesia Platform provides significant and measurable value to patients, healthcare services organizations and life sciences companies. For patients, we provide a safe, seamless, individualized intake experience and flexible payment options. For healthcare services clients, we enable them to increase collections, streamline the referral process, improve quality measures, increase patient satisfaction and consistently collect key clinical, demographic and social data. Based on client feedback and our internal analysis, we believe that the majority of our healthcare services clients have been able to increase time-of-service collections after subscribing to our solutions. For all of our clients, we aim to increase patient knowledge, skills, and confidence related to their health, and to increase their awareness of relevant marketed products. Based on ongoing analyses of client marketing campaigns conducted by data analytics companies, we believe patients exposed to a brand or disease awareness campaign using the Phreesia Platform are significantly more likely, on average, to take an action, such as having a prescription filled for that product, than control patients.
The Phreesia Platform has evolved to provide a comprehensive range of technology applications and modules that address the growing needs of the healthcare market, including during the COVID-19 pandemic.

Our market opportunity
The Phreesia Platform serves a range of healthcare services clients, including single-specialty practices, large multi-specialty groups and health systems. Through our life sciences solutions, we provide services to large and small pharmaceutical, medical device and biotechnology companies. We believe the current addressable market for our Platform and services is approximately $9.0 billion and is derived from: (1) the potential subscription and related services revenue generated from the approximately 1.3 million U.S.-based healthcare services organizations who take medical appointments in ambulatory care settings and who work in hospital settings, (2) consumer-related transaction and payment processing fees, which are based on a percentage of payments that can be processed via the Phreesia Platform and address approximately $93.0 billion of annual out of pocket patient spend in ambulatory healthcare related professional services, and (3) a portion of the $6.0 billion spent by life sciences companies on direct-to-consumer prescription drug marketing. We estimate that our target client universe in the ambulatory and hospital markets is approximately 50,000 unique healthcare services clients. As we develop new products and services on the Phreesia Platform and through our recent extension into the payer market, we expect our total addressable market to grow.

Our value proposition
We are focused on creating a better, more engaging healthcare experience for patients, healthcare services organizations and life sciences companies. We believe our solutions provide a unique value proposition that is differentiated from what is offered by the traditional healthcare system.
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
•Flexible payment options. Our Platform provides patients with flexibility and choice in how they pay for healthcare services. Patients are able to pay upfront or set up an automated payment plan that adheres to our healthcare services clients' financial policies. Patients can also choose to pay online on their healthcare services organization’s website or place a card on file. Our Platform also removes the need for difficult payment-related conversations with staff and ensures a level of personal privacy throughout the transaction.
•Activation in care. By leveraging the power of self-service and providing individualized and flexible software solutions, we activate patients early in their healthcare journey and provide them with relevant information to further educate them so they can take an active role in their healthcare decisions.
Value proposition for healthcare services clients
•Simplify operations and enhance staff efficiency. We enable healthcare services clients to streamline operations through automated patient intake and payments that are integrated into existing workflows and PM and EHR systems. By automating the numerous tasks of the intake process, our healthcare services clients have been able to save time on patient check-ins.
•Improve cash flow and profitability. We enable our healthcare services clients to increase collections and reduce costs. Based on client feedback received and our internal analysis, we believe that our flexible patient payment options, including card on file, have led to an increase in time-of-service collections for the majority of our healthcare services clients. Our automated eligibility and benefits verification solution also reduces the number of denied claims.
•Enhance clinical and cost outcomes. We enable our healthcare services clients to more efficiently and effectively capture the right clinical information to meet their clinical goals and align with quality reporting initiatives. Our logic-driven targeting and delivery of PROs and other questionnaires help healthcare services clients identify and target at-risk patients in need of specific care and reduce errors by avoiding the need to manually gather the information. These PROs enable our healthcare services clients to close gaps in care, identify successful treatments and engage patients in their care. Through our subsidiary, Insignia Health, LLC, ("Insignia"), we license the exclusive worldwide rights to the Patient Activation Measure ("PAM"®), which we believe is widely viewed as the gold standard of patient activation measures. Extensive research over the past decade suggests that the PAM could be a critical pathway in helping healthcare services clients achieve the goals of reducing costs and improving the health of those they care for.
•Improve patient experience. We activate patients through their journey from access to registration to drive higher patient satisfaction, retention and safety. Our streamlined intake and payments offering provides a consumer-friendly experience and activates patients to take control of their care. Through our patient surveys, healthcare services clients are able to conduct outreach to patients within 24 hours of visit and generate real-time feedback that informs and drives improvement efforts.
Value proposition for life sciences organizations
•Targeted, direct digital marketing. We provide life sciences companies with a channel to activate patients by identifying, reaching, educating and communicating with patients when they are most receptive and actively seeking care. Our data-driven solutions provide custom, targeted patient outreach based on various demographic, clinical, environmental and social data, allowing our clients to activate patients with clinically relevant medical content to help facilitate conversations with their providers about treatment and prevention options.
•Improve brand conversion, treatment, and adherence. Our data and analytics capabilities identify patient populations that align with our life sciences clients’ target audiences. Based on our ongoing analyses of client marketing campaigns conducted by data analytics companies, we believe patients exposed to a brand campaign using the Phreesia Platform are more likely, on average, to take an action, such as having a prescription filled for that product, than control patients. Integration with our point-of-care solutions, which activates our patients in their own care, increases incremental prescriptions with existing patients, driving an adherence benefit and strong return to our clients.
•Improve diagnosis and uptake of preventative health services. Our data and analytics capabilities identify patient populations that align with our life sciences clients’ target audiences. Based on our ongoing analyses of client marketing and education campaigns conducted by data analytics companies, we believe patients exposed to such campaigns using the Phreesia Platform are more likely, on average, to receive a relevant diagnosis, or undergo a preventative health screening, or receive a relevant treatment, than control patients.
•Feedback from patient voice. Our Patient Insights solution provides a channel for our life sciences clients to deliver real-time, dynamic surveys to highly targeted patients and capture direct patient feedback and access relevant population insights.
Our competitive landscape
We compete in a dynamic patient intake market with direct and indirect competitors that maintain varying degrees of resources and capabilities. We believe many direct competitors are focused on the basic aspects of electronic patient intake and are only starting to expand into the multiple adjacencies beyond patient registration such as access and clinical support. Some of our existing and potential service providers, particularly EHR providers, have developed their own patient intake solutions and have become direct competitors. The Phreesia Platform is integrated with a majority of the leading EHR systems, and we have entered into agreements designed for shared financial success. KLAS, an independent healthcare information technology research firm, evaluates Phreesia against many of these direct competitors and named Phreesia the top-ranked patient intake management vendor for 2020, 2021 and 2022 based on direct feedback from healthcare organizations across the country.

We believe companies in the market for comprehensive software solutions, including patient intake, compete on the basis of several factors, including:
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
Our growth strategies
The success of our business depends on acquiring new clients and increasing utilization among our existing clients, which in turn drives growth across our Platform and solutions. We believe we are well-positioned to benefit from a number of prevailing industry tailwinds across our patient access, registration, revenue cycle, clinical support and life sciences solution areas. We intend to continue to proactively grow the business through the following strategies:

Expanding our Platform to new healthcare services organizations
The market for a technology-powered intake and payment platform in the U.S. healthcare industry is early, large and underserved, and we believe we have a substantial opportunity to grow our client base and market share. With the ability to support over 25 different medical specialties and existing agreements with leading PM and EHR providers, the Phreesia Platform is able to serve a large portion of the U.S. ambulatory and acute care market. The Phreesia Platform is currently used by a small percentage of ambulatory and acute care organizations, and we plan to continue to expand our direct sales force to win new clients.

Deepening our relationship with existing healthcare services clients
We generate recurring fees from our healthcare services clients based on the number of subscriptions to our base platform plus subscriptions for any add-on applications. As our healthcare services clients realize the value of the Phreesia Platform, they typically purchase additional subscriptions for their organizations. Our sales strategy is focused on expanding our revenue per healthcare services client and we believe there is a significant opportunity to sell new applications as well as add additional healthcare services clients.

Continuing to innovate and leverage our Platform to optimize healthcare delivery
We believe the depth, scalability and robust capabilities of our Phreesia Platform allow us to address key challenges facing healthcare delivery. As an innovative leader in the patient intake market, we intend to continue to invest in new value-added offerings for our clients. We have a well-defined technology roadmap to introduce new features and functionality to the Phreesia Platform that activate patients in their care. We intend to leverage our patient database and patient activation capabilities to eliminate gaps in care and increase care coordination among all key healthcare constituents. By expanding and continuously enhancing the Phreesia Platform, we believe we can drive incremental revenue from existing clients as well as broaden the appeal of our solutions to potential new clients.

Pursuing opportunistic strategic investments, partnerships and acquisitions
Our strong growth has been mostly organic, as we have added healthcare services clients and life sciences companies to our Platform, while also expanding the solutions we offer those clients. Through our history, we have effectively partnered with leading PM and EHR solution providers and will continue to evaluate strategic and innovative investments and partnerships to accelerate growth. We also have acquired products and functionalities that complement our offering. We evaluate many investment, partnership and acquisition opportunities on an ongoing basis. We target opportunities that enhance the breadth or depth of our ability to activate patients in their care. Our acquisitions to date have all been consistent with this philosophy. In December 2018, we acquired Vital Score, Inc., which expanded our clinical and patient activation offerings and deepened our capabilities in motivational science. In October 2020, we acquired two software applications co-developed by Geisinger Health and Merck, which provide know-how around patient communication and care delivery. In January 2021, we acquired QueueDr to further address the need for healthcare services organizations to reduce patient appointment cancellations and no-shows, and ultimately accelerate patient access to care. In December 2021, we acquired Insignia, which gave us the exclusive worldwide license to the PAM, a measure that we believe is widely viewed as the gold standard for measuring patient activation. We will continue to evaluate growth opportunities that complement our internal initiatives.

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

Our products and services
Our Platform and suite of solutions are specifically designed to cater to the needs of patients, healthcare services clients and life sciences companies while improving healthcare engagement. Our robust analytics suite provides real-time operational, financial and clinical insights across our portfolio of products and services.

Access

Our Access solutions allow for convenient online appointment requests for patients, appointment tracking and appointment management in one place, and provide insight into past and upcoming appointments. Our Appointments solutions include:
•Appointment reminders. Patients receive 24/7 access to book appointments on a practice’s website. Appointment requests populate into the Phreesia Appointments Hub for staff to track and schedule. Patients can confirm their appointment time and date via automated text or email.
•Integrated patient scheduling. Our integrated patient scheduling solution gives patients 24/7 access to request or schedule their own in-person or virtual appointments online, either through a link or by responding patient-outreach by their provider. Once patients self-schedule or send an appointment request, their information automatically populates into the Phreesia Appointments Hub for staff to track and manage.
•Automated appointment rescheduling. Our Automated appointment rescheduling tool is an automated, text-based solution designed to fill open slots on a healthcare services client's schedule with clinically relevant patients. The tool leverages artificial intelligence and a custom-rules engine to offer earlier appointments for eligible patients as soon as a time slot becomes available.
•Referral management. Our referral management tool tracks all incoming referrals in a centralized list and allows referring healthcare services clients to send and check the status of each request.

•Patient text messaging. Our patient text messaging product allows healthcare services clients to send and receive text messages from individual patients about their in-person or virtual visits. This capability helps to reduce face-to-face interactions, decrease phone-call volume and improve patient communication.

Registration
Our Registration applications facilitate mobile and on-site check-in, create a more complete patient record and increase patient convenience and satisfaction. Our Registration solutions include:
•Mobile and in-office intake modalities. Our Phreesia Mobile intake platform allows patients to check in securely and conveniently on their computer or mobile device, either prior to their visit or when they arrive at the office. Patients can also update their clinical and demographic information, take a photo to store in their patient record, capture images of their driver’s license and insurance card, sign forms and policies and pay copays and outstanding balances—all from the privacy and ease of their own device.
•Registration for virtual visits. Our Registration for Virtual Visits offering supports healthcare services clients as they continue to shift visits to telehealth by allowing them to perform all the necessary intake tasks for each virtual visit, including gathering consents, at scale. Intake for Telehealth also provides patients with information about how their telehealth visit will work.
•Specialty-specific workflows. Our workflows leverage our proprietary logic to guide patients through a tailored list of questions, allowing them to efficiently enter and verify their demographics, insurance data and clinical information.
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

Revenue cycle
We are able to improve key revenue cycle metrics with our payment solutions, increasing time-of-service and post-visit collections as well as improving patient convenience with online payments and card on file. Our Revenue Cycle solutions include:
•Point-of-service payments. Our point-of-service payments solution offers self-service options on Phreesia Mobile, on the PhreesiaPad or at an Arrivals Kiosk. Healthcare services client staff can also process time-of-service or post-explanation of benefits payments on the Phreesia Dashboard. We are able to replace or support a client’s existing payment processor with a fast and secure way to process transactions, as we accept all major credit cards (Visa, MasterCard, American Express and Discover). Phreesia is a PCI DSS Level 1 Service Provider and offers PCI-compliant point-of-sale solutions that significantly reduce the client's PCI DSS reporting requirements.
•Insurance verification. Our automated eligibility and benefits application streamlines verification, reduces staff’s manual workload and alerts staff when attention is needed. We can run eligibility and benefits checks in advance, so our clients know their patients’ primary and secondary insurance before their visit. We have achieved Coalition of Affordable Quality Healthcare ("CAQH") CORE Phase 1 Certification for seamless, secure healthcare administrative data exchange.
•Payment plans. Our healthcare services clients can give patients the option to set up private, automated payment plans when they check in, or have the staff create payment plans for them on the Phreesia Dashboard. Each plan is configured according to the healthcare services client’s financial policies and managed automatically.
•Online payments. Our online payments application allows practices to add a custom payment button to their website or send email reminders that direct patients to an online payment page.
•Card on file and payment assurance. Patients may sign a financial policy that gives authorization to store their payment card on a secure platform, thus automatically collecting payments once claims are adjudicated.

Clinical support
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

Our Clinical Support solutions include:
•COVID-19 support modules. Through the COVID-19 pandemic, our solutions are providing our clients with tools to help them stay open, keep patients and staff safe, and navigate a shifting landscape. We offer solutions for managing COVID-19 vaccine delivery and identifying vaccine-hesitant patients, screening for self-reported COVID-19 risk factors
•Self service patient-reported outcomes. We deliver targeted clinical assessments to screen patients for common morbidities and the appropriate PROs and assessments for a wide range of medical specialties including orthopedics, gastroenterology, otolaryngology, or ENT, and urology. We also own the worldwide exclusive license to the PAM, a measure that we believe is widely viewed as the gold standard for measuring patient activation.
•Behavioral health screenings for primary care. Our Wellness for Primary Care application supports primary care providers as they take on increasing responsibility for their patients’ mental health needs. It identifies and screens patients for common behavioral and mental health conditions, including depression, anxiety and substance abuse, using questionnaires such as PHQ-2 and PHQ-9.
•Social determinants of health screening. We allow healthcare services clients to ask patients privately about their access to healthy food, safe housing and other social determinants that can have a critical impact on their health. The gathered information is automatically integrated within PM and EHR systems, giving healthcare services clients key data to better understand patients and connect them to needed services.
•Patient education and engagement. Our application allows healthcare services clients to send targeted messages to specific patients, educating them about the care they need and prompting them to schedule important appointments. Our surveys are designed to provide clients with a better understanding of their patients’ experiences as well as insights to drive improvements in outcomes. The surveys align with industry standards and capture key satisfaction metrics, such as Net Promoter Score.

Life sciences
Our partnerships with life sciences companies allow us to activate and engage patients by presenting targeted messages to appropriate patient populations, driving improved brand conversion. Our partnerships also provide insights to help life sciences companies better understand patient needs and perspectives.
•Patient connect. Our Patient Connect feature enables clients to engage with relevant patients who voluntarily opt in and deliver pertinent, targeted content at the point at which they are actively seeking care. Our tools raise patient awareness and help patients to start the right medical conversations with their providers.
•Patient insights. We leverage our Platform to conduct primary research to understand patient sentiments and uncover unmet patient needs, which aid life sciences companies in incorporating patient insights in their work.

Our technology
We have continued to enhance and develop our proprietary SaaS-based technology platform with a focus on delivering reliability, performance, security and privacy. The Phreesia Platform operates as a single, unified, multi-tenant platform that has demonstrated scalability and seamless integration within the operating infrastructure of our healthcare services clients. Our core technology capabilities include:
•Robust integration. We integrate our technology into PMs, EHRs and ambulatory and acute system workflows for over 2,000 healthcare services client organizations. Data captured from the patient or generated by the use of our Platform automatically integrates into the PM and EHR systems of healthcare services clients. We currently contract with leading PM and EHR providers that collectively represent the majority of the total PM and EHR market. These providers of PM and EHR solutions and our healthcare services clients can leverage our expanding APIs to embed the functionality of the Phreesia Platform for their patients, while controlling the look and feel.

•Embedded payments. The payment processing features of our Platform have been designed to operate seamlessly within the workflows of our healthcare services clients, and our revenue cycle solutions can connect directly to payers, to multiple clearinghouses and directly with PM, EHR and other systems.
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
•Secure and private. We securely manage billions of data points for millions of patients using multiple devices. Maintaining the integrity of our Platform is critical to our business, our clients and the patients they treat. We continue to enhance and evolve our security program.

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

We use external security auditors and industry-leading vendors, such as Sikich, A-LIGN, CORE and Bluefin to ensure we have the controls and procedures in place to protect our clients’ sensitive information. We have industry certifications, including HITRUST, PCI-DSS Level 1 Service Provider, Security Organization Control 2, or SOC 2 and PCI Point-to-Point Encryption. As a PCI-DSS Level 1 Service Provider, we are committed to upholding industry security standards to cardholder data.

Sales and marketing
We market and sell our products and services to healthcare services clients throughout the United States using a direct sales organization. Our demand generation team develops content and identifies prospects that our sales development team researches and qualifies to generate high-grade, actionable sales programs. Our direct sales force executes on these qualified sales leads, partnering with client services to ensure prospects are educated on the breadth of our capabilities and demonstrable value proposition, with the goal of attracting and retaining clients and expanding their use of our Platform over time. Most of our Platform solutions are contracted pursuant to annual, auto-renewing agreements. Our sales typically involve competitive processes, and sales cycles have, on average, varied in duration from three months to six months, depending on the size of the potential client. In addition, through Phreesia University (Phreesia’s in-house training program), events, client conferences and webinars, we help our healthcare services clients optimize their businesses and, as a result, support client retention.
We also sell products and services to pharmaceutical brands and advertising agencies through our direct sales and marketing teams.

Subscriber services and support
Our operations and support organizations differentiate and enhance our clients’ and patients’ experience. Our teams have significant experience integrating with various EHR and PM systems, which can help take our healthcare services clients from sale to go-live much quicker than other platforms. Our client-focused operations are structured to provide a seamless process.
•Client services. Our dedicated Client Services team is responsible for pre-sales engagement, new client onboarding and implementation, existing client implementation and on-site optimization. Our client services are organized by market specialization, ensuring that our teams provide deep expertise in the markets they support. In addition, our implementation teams have extensive knowledge of the PM and EHR systems that our healthcare services clients use. Through our designed implementation approach and expertise, we are able to take healthcare services clients live efficiently and quickly. Our Client Services teams are also able to demonstrate early return on investment in land-and-expand deals, enabling us to roll out to additional locations.
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
•Client support. We provide technical support to our healthcare services clients through our dedicated Client Support team to directly resolve any product and/or service issues. We serve as the single starting point for client issues and offer a collaborative support model in contrast to tiered support models. This model has proven to help large companies continue to scale, while leveraging the benefits of smaller operations.
We are committed to providing top-quality services and support, and we have been recognized for high performance in integration, implementation support and overall client satisfaction.

Regulatory Matters

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

U.S. state and federal health information privacy and security laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establishes privacy and security standards that limit the use and disclosure of protected health information, referred to as PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Our healthcare services customers are regulated as covered entities under HIPAA. As a service provider who creates, receives, maintains or transmits PHI on behalf of our covered entity customers, Phreesia is a “business associate” as defined under HIPAA. Since the effective date of the HIPAA Omnibus Final Rule on September 23, 2013, certain HIPAA requirements are also directly applicable to business associates.
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

Other federal and state laws restrict the use and protect the privacy and security of personally identifiable information. Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information, and are, in many cases, not preempted by HIPAA and may be subject to varying interpretations by courts and government agencies. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. California recently enacted and has proposed companion regulations to the California Consumer Privacy Act, or CCPA. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA has been in effect since January 1, 2020, and the California State Attorney General began enforcement on July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). While any information we maintain in our role as a business associate may be exempt from the CCPA, other records and information we maintain on our customers may be subject to the CCPA.

The CCPA and CPRA have prompted a number of proposals for new federal and state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
Also, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law. The CPA is rather similar to Virginia’s CDPA, but also contains additional requirements. The new measure applies to companies conducting business in Colorado or who produce or deliver commercial products or services intentionally targeted to residents of the state that either: (1) control or process the personal data of at least 100,000 consumers during a calendar year; or (2) derive revenue or receive a discount on the price of goods or services from the sale of personal data and process or control the personal data of at least 25,000 consumers.

With the CPA, Colorado became the third state to enact a comprehensive privacy law but a number of additional other states have proposed bills for comprehensive consumer privacy laws and it is quite possible that other states certain of these bills will follow suit. The existence of comprehensive privacy laws in different states in the country, if enacted, will add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data, and has resulted in and will result in increased compliance costs and/or changes in business practices and policies.

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
Telephone Consumer Protection Act (TCPA)
The Telephone Consumer Protection Act, or TCPA, is a federal statute that protects consumers from unwanted telephone calls and faxes. Since its inception, the TCPA’s purview has extended to text messages sent to consumers. Our services that leverage text messaging are subject to the TCPA and the regulations thereunder.
U.S. corporate practice of medicine; fee splitting
Approximately 30 states have enacted laws prohibiting business corporations, such as Phreesia, from practicing medicine and employing or engaging physicians to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws, which vary among the states that have enacted them, are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. We frequently enter into services contracts with healthcare services clients pursuant to which we provide them with revenue cycle management, insurance enrollment verification, patient intake, scheduling, appointment reminders and a range of other services. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates, the provision of medical equipment and the hiring and management of clinical personnel may implicate the restrictions on the corporate practice of medicine.
Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our agreements with healthcare services clients licensed in the state. However, regulatory authorities or other parties, including our healthcare services clients, may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements with our healthcare services clients constitute unlawful fee splitting. In this event, failure to comply could lead to, among other things, adverse judicial or administrative action against us and/or our healthcare services clients, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of healthcare services organization licenses, the need to make changes to the terms of engagement of our healthcare services clients that interfere with our business and other materially adverse consequences.

U.S. federal contracting laws
Our subsidiary, Insignia, as a federal government contractor, is obligated to comply with applicable laws and regulations, including the Federal Acquisition Regulation, ("FAR"), in connection with its performance of its government contracts. Insignia’s obligations under the FAR include, for example, calculating overhead rates in accordance with the accounting procedures and internal controls required under the FAR standards. Consequences for violating the FAR and other laws and regulations applicable to government contracting include termination of contracts, suspension or debarment from doing future business with the government, criminal or civil remedies under the False Claims Act (as described below), and other penalties.

U.S. federal and state fraud and abuse laws
Federal Anti-Kickback Statute

We may be subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing, ordering, arranging, or recommending the purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines and penalties up to three times the amount of the unlawful remuneration. Imposition of any of these penalties could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions and regulatory safe harbors, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG. On December 2, 2020, the OIG published further modifications to the federal Anti-Kickback Statute in the Federal Register. Under the final rule, the OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. On the same day, CMS published a final rule that provides an exception for value-based compensation agreements under the federal physician self-referral prohibitions, commonly known as the Stark Law. However, the U.S. Government Accountability Office found that these final rules did not meet the sixty-day delay required under the Congressional Review Act ("CRA"). Additionally, on January 20, 2021, the Biden administration issued a moratorium on all Trump-era rules that have not yet taken effect. Due to the CRA delay and the Biden administration moratorium, it is not clear when these safe harbors and exceptions will be effective. We continue to monitor the impact this change may have on our business.
False Claims Act
Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare services organizations and their service providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower and false claims provisions.
State fraud and abuse laws
Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third-party payor, including commercial insurers, not just those reimbursed by a federally funded healthcare program. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.
Other healthcare laws
HIPAA established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payers of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare services organization knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payers as the federal False Claims Act covers in connection with governmental health programs.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular healthcare services organization, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties for each wrongful act. Moreover, in certain cases, healthcare services organizations who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Further, in October 2020, OIG released an opinion indicating it also does not favor patient assistance programs. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles, as well as patient assistance programs, offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.

Intellectual property
Our continued growth and success depend, in part, on our ability to protect our intellectual property and proprietary technology, including the Phreesia Platform. We primarily protect our intellectual property through a combination of trademarks, trade secrets and other contractual rights, including confidentiality, non-disclosure and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business.
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

Human Capital Resources

As of January 31, 2022, we had 1,701 full-time employees, including 359 in services and support, 762 in sales and marketing, 379 in research and development and 201 in general and administrative. As of January 31, 2022, we had 1,146 full-time employees in the United States and 555 full-time employees internationally. We also supplement our workforce with contractors and consultants, including a substantial number of developers working in research and development in international locations. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good, and we have not experienced any work stoppages.

Talent and Culture: The success and continued evolution of our company has been due in large part to the talent and engagement of the entire Phreesia team. Our team members are key pillars of our success and fostering and developing their talent is central to our culture. Attracting and retaining top talent is a high priority for us, and we look to hire smart, passionate, diverse and driven individuals who want to be a part of our mission. Our strong company culture and investment in long-term career growth for our people is evidenced by the long tenure of many of our team members with our organization. We believe our success is due in large part to the continued engagement of our talented and committed team. During our fiscal year ended January 31, 2022, Modern Healthcare magazine recognized Phreesia as one of the “Best Places to Work in Healthcare” for the fifth time, and Inc. magazine recognized Phreesia as one of the "Best Led Companies of 2021", optimally positioning us to continue to attract top healthcare and technology talent.

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
We published our second Phreesia Gender Equality Report in 2021 based on the framework provided by the Bloomberg Gender Equality Index to which Phreesia was added in January 2022.

Remote Workforce: We have operated as a fully remote company since 2020, as we believe this arrangement allows us access to the best talent and creates optimal flexibility for our employees.

Corporate Information

Our principal executive office is located at 434 Fayetteville Street, Suite 1400, Raleigh, North Carolina 27601, and our telephone number is (888) 654-7473. Our website address is http://www.phreesia.com. We do not incorporate the information on or accessible through our website into this report, and you should not consider any information on, or that can be accessed through, our website as part of this report.

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
PHREESIA Twitter Account (https://twitter.com/phreesia)
PHREESIA Facebook Page (https://www.facebook.com/phreesia/)
PHREESIA LinkedIn Page (https://www.linkedin.com/company/phreesia)
PHREESIA News Page (https://www.phreesia.com/news/)
PHREESIA Life Sciences Twitter Account (https://twitter.com/PhreesiaLifeSci)
PHREESIA Life Sciences Facebook Page (https://www.facebook.com/PhreesiaLifeSciences/)
PHREESIA Life Sciences LinkedIn Page (https://www.linkedin.com/company/phreesia-life-sciences/)
PHREESIA Life Sciences Page (https://lifesciences.phreesia.com)

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

Risks relating to our business and industry
We have grown rapidly in recent periods, and as a result, our expenses have continued to increase. If we fail to manage our growth effectively, our revenue may not increase, and we may be unable to implement our business strategy.
We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. We anticipate that our operations will continue to rapidly expand. As we continue to grow, both organically and through acquisitions, we must effectively integrate, develop, and manage an increasingly distributed employee base in a fully remote working environment. We may find it challenging to maintain the same level of employee productivity while executing our growth plan, fostering collaboration, and maintaining the beneficial aspects of our culture, and any such failures could negatively affect our future success, including our ability to attract and retain highly qualified employees and to achieve our business objectives.

In addition, to manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls and continue to build our qualified work force in key areas of our company. A key element of how we manage our growth is our ability to scale our capabilities and satisfactorily implement our solution for our clients’ needs. Our healthcare services clients often require specific features or functions unique to their organizational structure, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solution to our clients in a timely manner. If we are unable to address the needs of our healthcare services clients or our healthcare services clients are unsatisfied with the quality of our solution or services due to our inability to manage our rapid growth, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could adversely affect our business.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. In addition, our growth has required and is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. We may also need to make further investments in our technology and automate portions of our solution or services to decrease our costs. If our management is unable to effectively manage our growth, our revenue may not increase (including sufficiently to offset our expenses) or may grow more slowly than expected and we may be unable to implement our business strategy.

We operate in a highly competitive industry, and if we are not able to compete effectively, including with the EHR and PM systems with which we integrate, our business and results of operations will be harmed.
The market for our products and services is fragmented, competitive and characterized by rapidly evolving technology standards, evolving regulatory requirements, changes in client needs and the frequent introduction of new products and services. Our competitors range from smaller niche companies to large, well-financed and technologically-sophisticated entities, including the EHR and PM systems with which we integrate. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we currently possess.

In order to remain competitive, we are continually involved in a number of projects to compete with new market entrants by developing new services, growing our client base and penetrating new markets. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our clients.

Our success is dependent upon continued ability to maintain a network of qualified healthcare services clients. If we are unable to recruit and retain qualified healthcare services clients, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, healthcare groups and professionals could demand higher payments, develop competing products and/or services or take other actions that could result in higher medical costs, less attractive service for our clients and the patients that they serve, direct competition from our existing clients, or find difficulty meeting regulatory or accreditation requirements.

Our success also depends on providing high-quality products and services that healthcare services clients use to improve clinical, financial and operational performance that are used and positively received by patients. If we cannot adapt to rapidly evolving industry standards and technology and increasingly sophisticated and varied healthcare services organization and patient needs, our existing technology could become undesirable, obsolete or harm our reputation.

We believe demand for our products and services has been driven in large part by increasing patient responsibility, engagement and consumerism, high deductible health plans and declining reimbursements. Our ability to streamline the intake process and critical workflows in order to improve healthcare services organization and staff efficiency and patient engagement to allow for optimal allocation of resources will be critical to our business. Our success also depends on the ability of our Platform to increase patient engagement, and our ability to demonstrate the value of our Platform to healthcare services clients, patients and life sciences companies. If our existing clients do not recognize or acknowledge the benefits of our Platform or our Platform does not drive patient engagement, then the market for our products and services might develop more slowly than we expect, which could adversely affect our operating results.

In addition, as we and the EHR and PM solutions with which we integrate, grow and expand product offerings, the EHR and PM solutions with which we integrate could offer more competitive services. Some of these EHR and PM systems offer, or may begin to offer, services, including patient intake and engagement services, payment processing tools, and targeted patient communication services, in the same or similar manner as we do. Although there are many potential opportunities for, and applications of, these services, these EHR and PM systems may seek opportunities or target new clients in areas that may overlap with those that we have chosen to pursue. Such competition from these EHR and PM systems may adversely affect our business, market share and results from operations.
We compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition, price and the ability to integrate our Platform solutions with various PM and EHR systems and other technology. Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or providers of PM and EHR solutions may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. We also may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action and financial stress experienced by our clients. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected. We cannot be certain that we will be able to retain our current clients or expand our client base in this competitive environment. If we do not retain current clients or expand our client base, or if we have to renegotiate existing contracts, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.

We have experienced net losses in the past and we may not achieve profitability in the future.
We have incurred significant operating losses since our inception. For the years ended January 31, 2022 and January 31, 2021, we had net losses of $118.2 million and $27.3 million, respectively, and losses from operations of $116.8 million and $25.7 million, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the Phreesia Platform, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

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
•our ability to integrate our Platform with the systems, utilized by our healthcare services clients, including but not limited to, EHR and PM systems;
•changes in client budgets and procurement policies;
•amount and timing of our investment in research and development activities and other areas of our business;
•technical difficulties or interruptions in our services;
•our ability to hire and retain qualified personnel, including the rate of expansion of our sales force;
•changes in the regulatory environment related to healthcare;
•regulatory compliance costs;
•the timing, size and integration success of potential future acquisitions;
•unforeseen legal expenses, including litigation and settlement costs; and
•buying patterns of our clients and the related seasonality impacts on our business.

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

Business or economic disruptions or global health concerns have harmed and may continue to harm our business and increase our costs and expenses.
Broad-based business or economic disruptions or global health concerns, such as the COVID-19 pandemic, could adversely affect our business. The COVID-19 pandemic has materially changed how we and our customers operate our businesses, including our company’s shift to a fully remote work environment. The pandemic has and may continue to materially and adversely impact our business and results of operations due to, among other factors:

•a general decline in business activity, including the impact of our clients’ office closures earlier in the pandemic;
•the potential for closures and restrictions to be re-implemented as a result of certain locations continuing to experience renewed outbreaks and surges in infection rates, the emergence of new variants, and difficulties with vaccine distribution;
•a disproportionate impact on the healthcare services clients with whom we contract;
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

In addition, market volatility and economic uncertainty remain widespread, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. During challenging economic times, our clients and patients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our clients to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase.

Privacy concerns or security breaches relating to our Platform could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.

We collect, process and store significant amounts of sensitive, confidential and proprietary information, including personally identifiable information, such as payment data and protected health information, of patients received in connection with the utilization of our Platform by patients of our healthcare services clients and life sciences clients. While we believe we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. In addition, some of our third-party service providers and partners also collect and/or store our sensitive information and our clients' data on our behalf, and these service providers and partners are subject to similar threats of cyber attacks and other malicious internet-based activities, which could also expose us to risk of loss, litigation, and potential liability.

We may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by the Health Insurance Portability and Accountability Act of 1996. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our business and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we obtain health information, as well as the healthcare services clients who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights, violated applicable privacy laws and regulations or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Like all internet services, our service is vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, or other attacks or similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products, or failure to prevent software bugs, to the satisfaction of our clients or the health and safety of their patients, such events may harm our reputation and our ability to retain existing clients, and negatively affect our clients and their patients. We have in place systems and processes that are designed to protect our data, prevent data loss, disable undesirable accounts and activities on our Platform and prevent or detect security breaches, however, we cannot assure you that such measures will provide absolute security.

Further, the security systems in place at our employees’ and service providers’ offices and homes may be less secure than those used in our offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from their offices, homes and other remote locations, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. If an actual or perceived breach of security occurs to our systems or a third party’s systems, we also could be required to expend significant resources to mitigate the breach of security, pay any applicable fines and address matters related to any such breach, including notifying users or regulators, and address reputational harm.

We previously identified a material weakness in our internal control over financial reporting. We may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations.

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

In connection with the audit of our consolidated financial statements as of and for each of the fiscal years ended January 31, 2020 and 2021, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting because we had deficiencies in our internal controls over several areas, including segregation of duties and review and approval of manual journal entries. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses have been fully remediated, but we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date.

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

If additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

We typically incur significant upfront costs in our client relationships, and if we are unable to develop or grow these relationships over time, we are unlikely to recover these costs and our operating results may suffer.
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our efforts involve educating our clients and patients about the use, technical capabilities and benefits of our products and services. We do not provide access to the Platform and do not charge fees during this initial sales period. For clients that decide to enter into a contract with us, most of these contracts may provide for a preliminary trial period where a subset of healthcare services locations from the client is granted access to our Platform. Following any such trial period, we aim to increase the number of healthcare services locations within the client that utilize the Platform. Accordingly, our operating results depend in substantial part on our ability to deliver a successful client and patient experience and persuade our clients and patients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace revenue growth, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.
As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.
The sales cycle for our services can be variable, typically ranging from three to six months from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from one to 24 months from contract execution to completion of implementation. The variability of our sales and implementation cycle is dependent on numerous factors, including the discretionary nature of potential clients' purchasing and budget decisions and the size and complexity of the applicable client. Some of our new-client set-up projects are complex and require a lengthy delay and significant implementation work, including to educate prospective clients about the uses and benefits of our Platform. Each customer’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort and financial resources implementing our service, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of subscription and related implementation revenue over the life of the contract. This could harm our future operating results. Despite the fact that we typically require a deposit in advance of implementation for our larger clients, some clients have cancelled before our service has been started. In addition, we may not recognize revenue due to variable contract start dates, and implementation may be delayed or the target dates for completion may be extended into the future for a variety of reasons. If implementation periods are extended, our revenue cycle will be delayed and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.
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
We enter into agreements with our healthcare services clients, under which a significant portion of our fees are variable, including fees which are dependent upon the number of add-on features to the Phreesia Platform subscribed for by our clients and the number of patients utilizing our payment processing tools. If there is a general reduction in spending by healthcare services organizations on healthcare technology solutions, it may result in a reduction in fees generated from our healthcare services clients or a reduction in the number of add-on features subscribed for by our healthcare services clients. This could lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.
In addition, the number of patients utilizing our payment processing tools, and the amounts those patients pay directly to our healthcare services clients for services, is often impacted by factors outside of our control, such as the number of patients with high deductible health plans. Accordingly, revenue under these agreements can be uncertain and unpredictable. If the number of patients utilizing our payment systems, or the aggregate amounts paid by such patients directly to our healthcare services clients through the Phreesia Platform, were to be reduced by a material amount, such decrease would lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.
We also generate revenue through fees charged to our life sciences clients by delivering targeted messages to patients who opt-in to such communications. The growth of our life sciences revenue stream is driven, in part, by our ability to grow our network of healthcare services clients and available population of patients to target, our ability to achieve adequate patient opt-in rates, the number of newly approved drugs and the success of newly launched drugs, each of which is impacted by factors outside of our control. If there is a reduction in newly approved drugs, or newly launched drugs are not successful, this could negatively affect the ability of our life sciences clients to deliver relevant, targeted messages to patients who would have otherwise been candidates to receive such drugs, and accordingly may reduce patient opt-in rates. A reduction in the available population of patients to target or a decline in patient opt-in rates could lead to a decrease in our life sciences revenues, which could harm our business, financial condition and results of operations.
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
•the business environment of our clients including healthcare staffing shortages and headcount reductions by our clients and
•our ability to maintain and enhance our reputation and brand recognition.
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
The principal assumptions relating to our market opportunity include the number of healthcare services organizations currently taking appointments, the amount of annual out of pocket consumer spend for healthcare-related services, and the amount of annual spend by life sciences companies on digital patient engagement at the point of care. Our market opportunity is also based on the assumption that the strategic approach that our solution enables for our potential clients will be more attractive in creating efficiencies in patient care than competing solutions.
If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

If we cannot implement our solution for clients or resolve any technical issues in a timely manner, we may incur costs in the form of service credits or other remedial steps and/or lose clients, and our reputation may be harmed.
Our clients utilize a variety of data formats, applications and infrastructure and our solution must support our clients’ data formats. Furthermore, the healthcare industry has shifted towards digitalized record keeping, and accordingly, many of our healthcare services clients have developed their own software, or utilize third-party software, for practice management and secure storage of electronic medical records. Our ability to develop and maintain logic-based and scalable technology for patient intake management and engagement and payment processing that successfully integrates with our clients’ software systems for practice management and storage of electronic medical records is critical. If our Platform does not currently support a client’s required data format or appropriately integrate with clients’ systems, then we must configure our Platform to do so, which could increase our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our client relationships.

Our clients and patients depend on our support services to resolve any technical issues relating to our solution and services, and we may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our client bases (including healthcare services clients and the number of patients that they serve). We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict client and patient demand for technical support services, and if client or patient demand increases significantly, we may be unable to provide satisfactory support services to our clients. Further, if we are unable to address the needs of our clients and their patients in a timely fashion or further develop and enhance our solution, or if a client or patient is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and clients’ or patients’ dissatisfaction with our solution could damage our ability to expand the number of applications and services purchased by such clients. These clients may not renew their contracts, seek to terminate their relationships with us or renew on less favorable terms. Moreover, negative publicity related to our client and patient relationships, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective clients. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.

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
Many healthcare industry participants are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our clients’ organizations may grow. If a client experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as healthcare services organizations and life sciences companies consolidate to create larger and more integrated healthcare delivery systems with greater market power, these healthcare services organizations may try to use their market power to negotiate fee reductions for our products and services. Finally, consolidation may also result in the acquisition or future development by our healthcare services clients and life sciences clients of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

We depend on our senior management team and certain key employees, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our success depends, in part, on the skills, working relationships and continued services of our founders, Chaim Indig (Chief Executive Officer) and Evan Roberts (Chief Operating Officer), and senior management team and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business. In addition, our shift to a remote work environment could make it increasingly difficult to manage our business and adequately oversee our employees and business functions, potentially resulting in harm to our company culture, increased employee attrition, and the loss of key personnel.
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

Competition for qualified management and employees in our industry is intense, and identifying and recruiting qualified personnel and training them requires significant time, expense and attention. Many of the companies with which we compete for personnel have greater financial and other resources than we do. While we have entered into offer letters or employment agreements with certain of our executive officers, all of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. The departure and replacement of one or more of our executive officers or other key employees would likely involve significant time and costs, may significantly delay or prevent the achievement of our business objectives and could materially harm our business. In addition, volatility or lack of performance in our stock price may affect our ability to attract replacement should key personnel depart.

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
Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses which are not discovered by due diligence during the acquisition process. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations or financial condition. Even if we are successful in completing and integrating an acquired business, it may not perform as we expect or enhance the value of our business as a whole.
Certain of our operating results and financial metrics, including the key metrics included in this report, may be difficult to predict as a result of seasonality.
We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our focus on the healthcare industry. For example, with respect to our healthcare services clients, we receive a disproportionate increase in payment processing revenue from such clients during the first two to three months of the calendar year relative to the other months of the year, which is driven, in part, by the resetting of patient deductibles at the beginning of each calendar year. Sales for our life sciences solutions are also seasonal, primarily due to the annual spending patterns of our clients. This portion of our sales is usually the highest in the fourth quarter of each calendar year. While we believe we have visibility into the seasonality of our business, our rapid growth rate over the last several years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.
Our business and growth strategy depend on our ability to maintain and expand a network of healthcare services clients. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.
Our success is dependent upon our continued ability to maintain a network of qualified healthcare services clients. If we are unable to recruit and retain qualified healthcare services clients, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, healthcare groups and professionals could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our clients and the patients that they serve or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with qualified healthcare groups and professionals also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare services organizations and consolidation activity among hospitals, physician groups and healthcare services organizations. The failure to maintain or to secure new cost-effective client contracts may result in a loss of or inability to grow our client base, higher costs, healthcare services organization network disruptions, less attractive service for our clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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
Our payments platform is a core element of our business. For the fiscal year ended January 31, 2022, our payments platform generated 31% of our total revenue. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, were to be reduced as a result of disruptions in the payment processing industry or other factors, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.

The attractiveness of our payment processing services may also depend on our ability to integrate emerging payment technologies, including crypto-currencies, other emerging or alternative payment methods, and credit card systems that we or our processing partners may not adequately support or for which we or they do not provide adequate processing rates. In the event such methods become popular among consumers, any failure to timely integrate emerging payment methods (such as ApplePay) into our software, anticipate client behavior changes, or contract with payment processing partners that support such emerging payment technologies could reduce the attractiveness of our payment processing services, potentially resulting in a corresponding loss of revenue.

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
A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") known as the Durbin Amendment empowered the Federal Reserve Board, ("FRB"), to establish and regulate a cap on the interchange fees that merchants pay banks for electronic clearing of debit card transactions. The final rule implementing the Durbin Amendment established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions, and it established a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, limiting the fee revenue to debit card issuers and payment processors. HSA-linked payment cards are currently exempt from the rule, assuming the card is the only means of access to the underlying funds (except when all remaining funds are provided to the cardholder in a single transaction). The FRB is empowered to issue amendments to the rule, or a state or federal legislative body could enact new legislation, which could change the scope of the current rule and the basis upon which interchange rate caps are calculated. The FRB is currently revisiting the rule and has proposed changes to the rule. While the currently proposed changes would not remove the exemption for HSA-linked payment cards, the final rule that is issued by the FRB could differ from the currently proposed rule. To the extent that HSA-linked payment cards and other exempt payment cards used on our Platform (or their issuing banks) lose their exempt status under the current rules or if the current interchange rate caps applicable to other payment cards used on our Platform are increased, any such amendment, rule making, or legislation could impact interchange rates applicable to payment card transactions processed through our Platform. As a result, this could decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.

Risk relating to our data and intellectual property
If our intellectual property is not adequately protected, we may not be able to build name recognition, protect our technology and products, and our business may be adversely affected.
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
We depend upon licenses from third parties for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our products and services. In addition, we obtain a portion of the data that we use from government entities, public records and our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products. In addition, certain of our products depend on maintaining our data and analytics platform, which is populated with data disclosed to us by healthcare services clients, life sciences companies and their respective patients and other partners with their consent. If these clients, patients or partners revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.
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
Our systems and operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, political unrest (such as the current Ukrainian crisis with Russia) floods, fires, power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems and similar events. Any unscheduled interruption in our service would result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of our Platform or slower response times could reduce our clients’ ability to access our Platform, impair our delivery of our products and services and harm the perception of our Platform as reliable, trustworthy and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

If our services fail to provide accurate and timely information, or if our content or any other element of our service is associated with errors or malfunctions, we could have liability to clients or patients which could adversely affect our results of operations.
Our software, content and services are used to assist medical groups, health systems and payers with managing the patient intake process and to empower patients and healthcare organizations as they navigate the challenges of an evolving healthcare system. If our software, content or services fail to provide accurate and timely information or are associated with errors or malfunctions, then healthcare services clients or patients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry and cause demand for our services to decline.
Our proprietary service is utilized in patient intake and engagement and to help healthcare services organizations better understand patients through medical histories, insurance benefits and socio-economic indicators. If our service fails to provide accurate and timely information, or if our content or any other element of our service is associated with errors or malfunctions, we could have liability to healthcare services clients or patients. We attempt to limit by contract our liability for damages and to require that our clients assume responsibility for medical care and approve key system rules, protocols and data. Despite these precautions, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon patients or may not otherwise protect us from liability for damages.
Our proprietary software may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. It is challenging for us to test our software for all potential problems because it is difficult to simulate the wide variety of computing environments or methodologies that our clients may deploy or rely upon. From time to time we have discovered defects or errors in our software, and such defects or errors can be expected to appear in the future. Defects and errors that are not timely detected and remedied could expose us to risk of liability to healthcare services clients and patients and cause delays in introduction of new services, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or client satisfaction with our services. If any of these risks occur, they could materially adversely affect our business, financial condition or results of operations.

We may be liable for use of incorrect or incomplete data we provide which could harm our business, financial condition and results of operations.

We store and display data for use by healthcare services clients in handling patient intake and engagement, including patient health information. Our clients, their patients, or third parties provide us with most of this data. If this data is incorrect or incomplete or if we make mistakes in the capture or input of this data, adverse consequences may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our storage and display of health information exposes us to liability arising out of our intake, storage and display of information or erroneous health information. While we maintain insurance coverage, we cannot be certain that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.

Risks relating to regulation

We are subject to data privacy and security laws and regulations governing our collection, use, disclosure, or storage of personally identifiable information, including protected health information and payment card data, which may impose restrictions on us and our operations and subject us to penalties if we are unable to fully comply with such laws.
Numerous complex federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information. State laws may be even more restrictive and not preempted by HIPAA, and may be subject to varying interpretations by the courts and government agencies. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. Further, these varying interpretations could create complex compliance issues for us and our partners and potentially expose us to additional expense, liability, penalties, negatively impact our client relationships, and lead to adverse publicity, and all of these risks could adversely affect our business in the short and long term. In addition, contractual obligations and in the future, legislation may limit, forbid or regulate the use or transmission of health information outside of the United States or across other national borders. These developments, if adopted, could render our use of Canadian employees and other non-U.S. resources for work related to such data impracticable or substantially more expensive.

We are a “Business Associate” as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH Act") and their implementing regulations, collectively referred to as HIPAA. The U.S. Department of Health and Human Services, ("HHS"), Office of Civil Rights, may impose civil penalties on a Business Associate for a failure to comply with any HIPAA requirement. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. A Business Associate can also face criminal penalties for HIPAA violations. Penalties can vary significantly depending on a number of factors, such as whether the Business Associate’s failure to comply was due to willful neglect. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for recklessness in misusing individuals’ health information.

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

Other federal and state laws restrict the use and protect the privacy and security of personally identifiable information are, in many cases, are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business.

Federal and state consumer protection laws are increasingly being applied by the United States Federal Trade Commission and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States, such as the CCPA, which went into effect on January 1, 2020 and has been amended several times. Further, a new California privacy law, the CPRA was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023. Colorado and Virginia have enacted similar laws that will also become effective in 2023 and other U.S. states also are considering omnibus privacy legislation. While state laws discussed herein contain an exception for certain health information, we cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our business.

We also expect that there will continue to be new or amended laws, regulations, standards and obligations proposed and enacted in various jurisdictions. Most countries around the world have enacted comprehensive privacy and data protection laws that can impact our business. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European Union, or EU. The GDPR imposes more stringent data protection requirements and requires businesses subject to it to give more detailed disclosures about how they collect, use, and share personal information; contractually commit to data protection measures in contracts; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; obtain consent to collect sensitive personal information such as health information; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct, and delete their personal information. The GDPR also imposes strict rules on the transfer of personal information to countries outside of the European Economic Area, or EEA, including the United States. A recent judicial decision from the EU and recent announcements from European regulators regarding transfers of personal information outside of the EEA have increased the legal risks and liabilities, and compliance and operational costs, of lawfully making such transfers. Companies that violate the GDPR can face private litigation, restrictions, or prohibitions on data processing, and fines of up to the greater of 20 million Euros or 4% of worldwide annual revenue.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European
Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data
Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the
EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to
£17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission, or EC, has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA
(or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

Upon the closing of our acquisition of Insignia in December 2021, we became subject to additional laws and regulations, including those in the EEA, such as the GDPR. Compliance with such laws and regulations will require resources and could be more costly and take more time than we anticipate, which could adversely affect our business.

We have operations in Canada and in Canada, our collection, use, disclosure, and management of personal information must comply with both federal and provincial privacy laws, which impose separate requirements, but may overlap in some instances. The Personal Information Protection and Electronic
Documents Act, or PIPEDA, applies in all Canadian provinces except Alberta, British Columbia and Québec, as well as to the transfer of consumer data across provincial borders. PIPEDA imposes stringent consumer data protection obligations, requires privacy breach reporting, and limits the purposes for which organizations may collect, use, and disclose consumer data. The provinces of Alberta, British Columbia, and Québec have enacted separate data privacy laws that are substantially similar to PIPEDA, but all three additionally apply to our handling of our own employees’ personal data within their respective provinces. Notably, Québec’s Act respecting the protection of personal information in the private sector, or the Private
Sector Act, was recently amended by Bill 64, an Act to modernize legislative provisions as regards the protection of personal information, which introduced major amendments to the Private Sector Act, notably, to impose significant and stringent new obligations on Québec businesses while increasing the powers of
Quebec’s supervisory authority. We may incur additional costs and expenses related to compliance with these laws and may incur significant liability if we are not able to comply with these laws. We are also subject to Canada’s anti-spam legislation, or CASL, which includes rules governing commercial electronic messages, which include marketing emails, text messages, and social media advertisements. Under these rules, we must follow certain standards when sending marketing communications, are prohibited from sending them to customers without their consent, and can be held liable for violations.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Cross-border data transfers and other future developments regarding local data residency could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position could greatly increase our cost of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in specific jurisdictions.

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

We are also subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards ("PCI-DSS") and Security Organization Control 2 ("SOC 2"), with which we are currently compliant, and HITRUST certification, which we currently maintain. In the event we fail to comply with the PCI-DSS or fail to maintain our SOC 2 or HITRUST certification, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.

Any failure or perceived failure by us to comply with domestic or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our clients to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit retention of our Platform by existing clients or adoption of our Platform by new clients.

The healthcare regulatory and political framework is uncertain and evolving.
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act ("ACA") was adopted, which is a healthcare reform measure that provides healthcare insurance for millions of Americans. The ACA includes a variety of healthcare reform provisions and requirements that became effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Further, on March 9, 2020, the HHS, Office of the National Coordinator for Health Information Technology ("ONC") and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information ("EHI"), by increasing innovation and competition by giving patients and their healthcare service providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act ("Cures Act"), regarding interoperability and “information blocking,” and create significant new requirements for health care industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. The new rules create significant new requirements for health care industry participants and require certain electronic health record technology to incorporate standardized application programming interfaces ("APIs") to allow individuals to securely and easily access structured EHI using smartphone applications. The ONC will also implement provisions of the Cures Act requiring that patients can electronically access all of their EHI (structured and/or unstructured) at no cost. Finally, to further support access and exchange of EHI, the final ONC rule implements the information blocking provisions of the Cures Act and identified eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. In light of the COVID-19 public health emergency, on October 29, 2020, HHS released an interim final rule delaying compliance dates for certain aspects of the final rule in light of pressures placed on the healthcare industry by the ongoing COVID-19 pandemic. We continue to monitor the impact of these rules and any delays that may take place. As currently drafted, certified API Developers had to comply with new administrative requirements by April 5, 2021 and must provide all certified API technology by December 31, 2022.

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
Recent regulatory reform constitutes a significant departure from previous regulations regarding patient data. While these rules benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, they may also make it easier for other similar companies to enter the market, creating increased competition and reducing our market share. It is unclear at this time what the costs of compliance with the final rules will be, and what additional risks there may be to our business.
In addition, we are subject to various other laws and regulations, including, among others, anti-kickback laws, antitrust laws and the privacy and data protection laws described below.

If we or our clients fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare services organizations, we or our clients may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.
As a participant in the healthcare industry, our operations and relationships, and those of our clients, are regulated by a number of federal, state and local governmental entities. The impact of these regulations can adversely affect us even though we may not be directly regulated by specific healthcare laws and regulations. We must ensure that our products and services comply with applicable laws and regulations and can be used by our clients in a manner that complies with applicable laws and regulations. The noncompliance use of our products and services could negatively affect the marketability of our products and services or our compliance with our client contracts, or even expose us to direct or indirect liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations.
A number of federal and state laws, including anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims, apply to healthcare services organizations and others that make, offer, seek or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and, in some instances, any private program. For example, the federal Anti-Kickback Statute prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, covertly or overtly, in cash or in kind, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs.
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

Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse laws and regulations and other healthcare reimbursement laws and rules. From time to time, participants in the healthcare industry receive inquiries or subpoenas to produce documents in connection with government investigations. If any such actions are instituted against us and we are not successful in our defense, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the commercialization of any of our products outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
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
The Telephone Consumer Protection Act ("TCPA") is a federal statute that protects consumers from unwanted telephone calls, faxes and text messages. We must ensure that our services that leverage text messaging for marketing purposes comply with TCPA regulations and agency guidance. While we strive to adhere to strict policies and procedures, the Federal Communications Commission ("FCC") as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our services violate the TCPA could subject us to civil penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, and could have an adverse effect on our business. Further, we could be subject to class action lawsuits for any claimed TCPA violations. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.

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

Due to the particular nature of certain services we provide or the manner in which we provide them, we may be subject to additional government regulation and foreign government regulation.

While our Platform is primarily subject to government regulations pertaining to healthcare, certain aspects of our Platform may require us to comply with regulatory schema from other areas. Examples of such regulatory schema include:
•Foreign Corrupt Practices Act ("FCPA") and foreign anti-bribery laws. The FCPA makes it illegal for U.S. persons, including U.S. companies, and their subsidiaries, directors, officers, employees, and agents, to promise, authorize or make any corrupt payment, or otherwise provide anything of value, directly or indirectly, to any foreign official, any foreign political party or party official, or candidate for foreign political office to obtain or retain business. Violations of the FCPA can also result in violations of other U.S. laws, including anti-money laundering, mail and wire fraud, and conspiracy laws. There are severe penalties for violating the FCPA. In addition, the Company may also be subject to other non-U.S. anti-corruption or anti-bribery laws, such as the U.K. Bribery Act 2010. If our employees, contractors, vendors, or partners fail to comply with the FCPA and/or foreign anti-bribery laws, we may be subject to penalties or sanctions, and our ability to develop new prospects and retain existing customers could be adversely affected.

•Economic sanctions and export controls. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) prohibit or restrict transactions to or from, and dealings with specified countries and territories, their governments, and in certain circumstances, with individuals and entities that are specially designated nationals of those countries, and other sanctioned persons, including narcotics traffickers and terrorists or terrorist organizations. As federal, state and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our costs to comply with these requirements will increase as well. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our services, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets. Further, our Platform incorporates encryption technology. This encryption technology may be exported from the United States only with the required export authorizations, including by a license, a license exception or other appropriate government authorizations. Such solutions may also be subject to certain regulatory reporting requirements. Various countries also regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our customers’ ability to import our Platform into those countries. Governmental regulation of encryption technology and of exports and imports of encryption products, or our failure to obtain required approval for our Platform, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the provision of our Platform, including with respect to new applications, may delay the introduction of our Platform in various markets or, in some cases, prevent the provision of our Platform to some countries altogether.

Risks relating to our dependence on third parties

We rely on our third-party vendors and partners to execute our business strategy. Replacing them could be difficult and disruptive to our business. If we are unsuccessful in forming or maintaining such relationships on terms favorable to us, our business may not succeed.
We have entered into contracts with third-party vendors to provide critical services relating to our business, including initial software development and cloud hosting. We also rely on third-party providers to enable automated eligibility and benefits verification through our Platform, and we outsource certain of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants in international locations that may be subject to political and economic instability, including India, Russia and Ukraine. Our dependence on such third-party contractors creates numerous risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these operations.

In addition, the continued military incursion of Russia into Ukraine could impact macroeconomic conditions, give rise to regional instability, increase the threat of cyberwarfare and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our third-party contractors that have employees and consultants located in Russia and Ukraine. Further, although the route, length and impact of any military action are highly unpredictable, individuals located in these areas have been and could continue to be forced to evacuate or voluntarily choose to relocate, making them unavailable to provide services, such as software engineering, to support our business. It could also disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render some of our resources unavailable. Further, although the route, length and impact of any military action are highly unpredictable, individuals located in these areas could be forced to evacuate or voluntarily choose to relocate, making them unavailable to provide services, such as software engineering, to support our business. This may cause significant disruption, including delays in releases of new versions or updates of our software, which could materially and adversely affect our business. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services could be impaired, and, as a result, our competitive position or our results of operations could suffer.
We also depend on our third-party processing partners to perform payment processing services, which generate almost all of our payments revenue. Our processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business. A number of our processing contracts require us to assume liability for any losses our processing partners may suffer as a result of losses caused by our healthcare services clients and their patients, including losses caused by chargebacks and fraud. Thus, in the event of a significant loss by our processing partners, we may be required to pay-out a large amount of cash in one or two business days following such event and, if we do not have sufficient cash on hand, may be deemed in breach of such contracts. A contractual dispute with our processing partners could adversely impact our revenue. Certain contracts may expire or be terminated, and we may not be able to enter into a new payment processor relationship that replicates the associated revenue for a considerable period of time.
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
In addition, we have entered into contracts with providers of EHR and PM solutions, and we intend to pursue such agreements in the future. These contracts are typically structured as commercial and technical agreements, pursuant to which we integrate certain of our Platform solutions into the EHR and PM systems that are utilized by many of our clients, for agreed payments or provision of services to such providers of EHR and PM solutions. Our ability to form and maintain these agreements in order to facilitate the integration of our Platform into the EHR and PM systems used by our healthcare services clients and their patients is important to the success of our business. If providers of EHR or PM solutions amend, terminate or fail to perform their obligations under their agreements with us, we may need to seek other ways of integrating our Platform with the EHR and PM systems of our healthcare services clients, which could be costly and time consuming, and could adversely affect our business results.
We or the providers of EHR and PM solutions with which we contract may terminate or seek to amend our agreements in order to incorporate new final rules promulgated on March 9, 2020 by the HHS, ONC, and CMS, which are further described above and are aimed at supporting seamless and secure access, exchange, and use of EHI by increasing innovation and competition by giving patients and their healthcare service providers secure access to health information and new tools, allowing for more choice in care and treatment.
We may also seek to enter into new agreements in the future, and we may not be successful in entering into future agreements on terms favorable to us. Any delay in entering agreements with providers of EHR or PM solutions or other technology providers could either delay the development and adoption of our products and services and reduce their competitiveness. Any such delay could adversely affect our business.

We rely on a limited number of third-party suppliers and contract manufacturers to support our products, and a loss or degradation in performance of these suppliers and contract manufacturers could have a negative effect on our business, financial condition and results of operations.
We rely on third-party suppliers and contract manufacturers for the materials and components used to operate our Phreesia Platform and product offerings, and to manufacture and assemble our hardware, including the PhreesiaPad and our on-site kiosks, which we refer to as Arrivals Kiosks. We rely on a sole supplier, for example, as the manufacturer of our PhreesiaPads and Arrivals Kiosks, which help drive our business and support our subscription, payment processing and life sciences offerings. In connection with these services, our supplier builds new hardware for us and refurbishes and maintains existing hardware.
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
We are subject to federal and state income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. We are now registered in all states that assess sales taxes on our services. Although we believe our tax practices and provisions are reasonable, the final determination of tax audits and any related litigation, changes in the taxation of our activities and proposed changes in tax laws could cause the ultimate settlement of our tax liabilities to be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made, which could materially impact our financial results. Further, any changes in the taxation of our activities, including certain proposed changes in U.S. tax laws, may increase our effective tax rate and adversely affect our financial position and results of operations. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.
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
As of January 31, 2022, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $332.5 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. We have completed a Section 382 study and as a result of the analysis, it is more likely than not that we have experienced an "ownership change." In addition, it is more likely than not that our existing NOLs are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act of 2017, as amended by The Coronavirus Aid, Relief, and Economic Security ("CARES") Act of 2020, the amount of post 2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

Risks relating to our indebtedness

In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the year ended January 31, 2022 our net cash used in operating activities was $74.7 million. As of January 31, 2022, we had $313.8 million of cash and cash equivalents, which are held for working capital purposes. As of January 31, 2022, we had no outstanding borrowings under our revolving line of credit, with the ability to borrow up to $50.0 million under the revolving line of credit included in the Second Amended and Restated Loan and Security Agreement (the "Second SVB Facility") with Silicon Valley Bank ("SVB"). On March 28, 2022, we entered into the First Loan Modification Agreement to the Second SVB Facility (as amended, the "Third SVB Facility") pursuant to which we have the ability to borrow up to $100.0 million. Borrowings under the facility are secured by substantially all of our properties, rights and assets, excluding intellectual property.

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

The credit agreement governing the Third SVB Facility contains certain customary restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, create subsidiaries, enter into certain transactions with affiliates, and transfer or dispose of assets as well as financial covenants requiring us to maintain a specified level of recurring revenue growth, a specified maximum funded debt to recurring revenue ratio and a specified amount of minimum liquidity.

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
•changes in the financial projections we provide to the public or our failure to meet these projections;
•our ability to satisfy our ongoing capital needs and unanticipated cash requirements;
•indebtedness incurred in the future;
•introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•sales of large blocks of our common stock;
•additions or departures of key personnel;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties include 16,120 square feet of office space at 434 Fayetteville Street, Raleigh, NC 27601, which we lease for our corporate headquarters. We also lease 4,322 square feet at 1 Hines Road, Suite 110, Kanata Ontario K2K 3C7. Each of these leases expires in 2023.

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
The following graph shows a comparison from July 18, 2019, the date on which our common stock first began trading the NYSE, through January 31, 2022 of the cumulative total stockholder return on our common stock, the NYSE Composite Index, S&P 500, and the S&P 1500 Composite Software and Services Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance. We added the S&P 1500 Composite Software and Services Index to the graph this year to compare the total return on our stock to a peer group of similar companies.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
07/18/19
01/31/20
01/31/21
01/31/22
Phreesia, Inc.
S&P 500 Index
NYSE Composite Index
S&P 1500 Composite Software & Services Index

Stockholders

We had approximately 49 stockholders of record as of March 25, 2022; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate declaring or paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, restrictions that may be imposed by applicable law and our contracts and other factors the board of directors deems relevant. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the Third SVB Facility.

Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

Not applicable.
Use of Proceeds from Sales of Registered Securities
Not applicable.

Item 6. Reserved

Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends January 31. References to fiscal 2022, 2021, and 2020 refer to the fiscal years ended January 31, 2022, 2021, and 2020, respectively.

Basis of Presentation

This management's discussion and analysis discusses our financial condition and results of operations for the years ended January 31, 2022 and 2021. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2021 for a comparison of the year ended January 31, 2021 to the year ended January 31, 2020.
Financial Highlights
Fiscal 2022
•Total revenue increased 43% to $213.2 million in fiscal 2022, compared with $148.7 million in fiscal 2021.
•Net loss was $118.2 million in fiscal 2022, compared with $27.3 million in fiscal 2021.
•Adjusted EBITDA was negative $59.0 million in fiscal 2022, compared with positive $3.8 million in fiscal
    2021.
•Cash used in operating activities was $74.7 million in fiscal 2022, compared with cash provided by operating activities of $2.9 million in fiscal 2021.
•Free cash flow was negative $105.5 million in fiscal 2022 compared with negative $15.7 million in fiscal 2021.
•Cash and cash equivalents was $313.8 million as of January 31, 2022, compared with $218.8 million as of January 31, 2021.
For a reconciliation of Adjusted EBITDA to net loss and free cash flow to cash (used in) provided by operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”

Overview

We are a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations by activating patients in their care to optimize patient health outcomes. As evidenced in industry survey reports from KLAS, we have been recognized as a leader based on our integration capabilities with healthcare services client organizations, the broad adoption of our patient intake functionalities, our response to the COVID-19 pandemic and by overall client satisfaction. Through our SaaS-based technology platform, which we refer to as the Phreesia Platform or our Platform, we offer healthcare services clients a robust suite of integrated solutions that manage patient access, registration, payments and clinical support. Our Platform also provides life sciences companies, patient advocacy, public interest and other not-for-profit organizations with a channel for targeted and direct communication with patients.
We serve an array of healthcare services clients of all sizes across over 25 specialties, ranging from single-specialty practices, including internal and family medicine, urology, dermatology, and orthopedics, to large, multi-specialty groups, health systems as well as regional and national payers and other organizations that provide other types of healthcare-related services. Our life sciences revenue is generated from clients in the pharmaceutical, biotechnology and medical device industries as well as patient advocacy, public interest and other not-for-profit organizations seeking to activate, engage and educate patients about topics critical to their health.
We derive revenue from (i) subscription fees from healthcare services clients for access to the Phreesia Platform and related professional services fees, (ii) payment processing fees based on levels of patient payment volume processed through the Phreesia Platform and (iii) fees from life sciences companies to deliver marketing content to patients using the Phreesia Platform. We have strong visibility into our business as the majority of our revenue is derived from recurring subscription fees and re-occurring payment processing fees.
We market and sell our products and services to healthcare services clients throughout the United States using a direct sales organization. Our demand generation team develops content and identifies prospects that our sales development team researches and qualifies to generate high-grade, actionable sales leads. Our direct sales force executes on these qualified sales leads, partnering with client services to ensure prospects are educated on the breadth of our capabilities and demonstrable value proposition, with the goal of attracting and retaining clients and expanding their use of our Platform over time. Most of our Platform solutions are contracted pursuant to annual, auto-renewing agreements. Our sales typically involve competitive processes and sales cycles have, on average, varied in duration from three months to six months, depending on the size of the potential client. In addition, through Phreesia University (Phreesia’s in-house training program), events, client conferences and webinars, we help our healthcare services clients optimize their businesses and, as a result, support client retention.
We also sell products and services to pharmaceutical brands and advertising agencies through our direct sales and marketing teams.

Since our inception, we have not marketed our products internationally. Accordingly, substantially all of our revenue from historical periods has come from the United States, and our current strategy is to continue to focus substantially all of our sales efforts within the United States.
Our revenue growth has been primarily organic and reflects our significant addition of new healthcare services clients and increased revenue from existing clients. New healthcare services clients are defined as clients that go live in the applicable period and existing healthcare services clients are defined as clients that go live in any period before the applicable period.

Investments in Growth

During the fiscal year ended January 31, 2022, we accelerated hiring and overall investments across all areas of Phreesia to prepare for our anticipated growth in clients and use of our platform. In fiscal 2023 and thereafter, we expect growth in our team and compensation to moderate.
Recent developments
COVID-19

In March 2020, the World Health Organization declared the ongoing outbreak of a novel strain of coronavirus, or COVID-19, a pandemic. There continues to be uncertainty as to the duration and extent to which the global COVID-19 pandemic, as well as the emergence of new variants, may adversely impact our business operations, financial performance, and results of operations, as well as macroeconomic conditions, at this time.

Acquisitions
On December 3, 2021, we acquired Insignia Health, LLC ("Insignia"), for cash consideration of $37.2 million. Insignia provides coaching and education solutions based on Insignia's exclusive worldwide license to the Patient Activation Measure ("PAM"®). We acquired Insignia to enable us to understand and engage patients in more personalized ways based on their level of activation.

On January 8, 2021, we acquired QueueDr Inc ("QueueDr"), a SaaS technology company. Over time, we believe the underlying QueueDr technology will enhance our appointments solutions and the overall value of the Phreesia platform to healthcare services clients. The total consideration for the acquisition consists of $5.8 million in cash, $2.1 million of liabilities incurred and $2.2 million in performance-related contingent payments.
See Note 16 - Acquisitions in Part II - Item 8 of this Annual Report on Form 10-K for additional information regarding the acquisitions of Insignia and QueueDr.
Silicon Valley Bank Facility
On March 28, 2022, we entered into the First Loan Modification Agreement to the Second Amended and Restated Loan and Security Agreement (the “Second SVB Facility”) with Silicon Valley Bank (“SVB”) (as amended, the "Third SVB Facility") to increase the borrowing capacity from $50.0 million to $100.0 million. The Third SVB Facility also reduced the interest rate to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%, amended the annual commitment fees to approximately $0.3 million per year and amended the quarterly fee to 0.15% per annum of the average unused revolving line under the facility.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	For the fiscal years ended January 31,		Change
	2022	2021	Amount	%
Key Metrics:
Healthcare services clients (average over period)	2,074	1,711	363	21%
Average revenue per healthcare services client	$77,478	$69,499	$7,979	11%

Phreesia remains focused on building secure and reliable products that derive a strong return on investment for our clients and implementing them with speed and ease. This strategy continues to enable us to grow our network of healthcare services clients. With the expansion of our operations in the payer market in the fourth quarter of fiscal 2022, we have renamed our key metric "provider clients (average over period)" to "healthcare services clients (average over period)". We have also renamed our key metric "average revenue per provider client" to "average revenue per healthcare services client." While we believe the contribution of payers (including payer clients added in connection with the acquisition of Insignia) has not yet been material to our business, we intend to grow our footprint with payers and organizations who provide other types of healthcare-related services, and we believe it is an appropriate time to broaden the definition of these key metrics.

•Healthcare services clients. We define healthcare services clients as the average number of healthcare services client organizations that generate revenue each month during the applicable period. In cases where we act as a subcontractor providing white-label services to our partner's clients, we treat the contractual relationship as a single healthcare services client. We believe growth in the number of healthcare services clients is a key indicator of the performance of our business and depends, in part, on our ability to successfully develop and market our Platform to healthcare services organizations that are not yet clients. While growth in the number of healthcare services clients is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future healthcare services client growth. For example, as the number of healthcare services clients increases, we may need to add to our customer support team and invest to maintain effectiveness and performance of our Platform and software for our healthcare services clients and their patients.
•Average revenue per healthcare services client. We define average revenue per healthcare services client as the total subscription and related services and payment processing revenue generated from healthcare services clients in a given period divided by the average number of healthcare services clients that generate revenue each month during that same period. We are focused on continually delivering value to our healthcare services clients and believe that our ability to increase average revenue per healthcare services client is an indicator of the long-term value of the Phreesia platform.

Additional Information

	For the fiscal years ended January 31,		Change
	2022	2021	Amount	%
Patient payment volume (in millions)	$2,769	$1,997	$772	39%
Payment facilitator volume percentage	79%	81%	(2)%	(2)%

•Patient payment volume. We believe that patient payment volume is an indicator of both the underlying health of our healthcare services clients’ businesses and the continuing shift of healthcare costs to patients. We measure patient payment volume as the total dollar volume of transactions between our healthcare services clients and their patients utilizing our payment platform, including via credit and debit cards that we process as a payment facilitator as well as cash and check payments and credit and debit transactions for which Phreesia acts as a gateway to other payment processors.

•Payment facilitator volume percentage. We define payment facilitator volume percentage as the volume of credit and debit card patient payment volume that we process as a payment facilitator as a percentage of total patient payment volume. Payment facilitator volume is a major driver of our payment processing revenue. We anticipate that our payment facilitator volume percentage will decline slightly over time as we increase our penetration of larger health systems that are less likely to use Phreesia as a payment facilitator.

Results of operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	For the fiscal years ended January 31,		For the fiscal years ended January 31,
(in thousands)	2022	2021	2022	2021
Revenue
Subscription and related services	$95,514	$69,042	45%	46%
Payment processing fees	65,201	49,900	31%	34%
Life sciences	52,518	29,735	25%	20%
Total revenue	213,233	148,677	100%	100%
Expenses
Cost of revenue (excluding depreciation and amortization)	42,669	23,461	20%	16%
Payment processing expense	38,719	28,925	18%	19%
Sales and marketing	106,421	42,972	50%	29%
Research and development	52,265	22,622	25%	15%
General and administrative	68,674	40,460	32%	27%
Depreciation	14,985	9,770	7%	7%
Amortization	6,317	6,138	3%	4%
Total expenses	330,050	174,348	155%	117%
Operating loss	(116,817)	(25,671)	(55)%	(17)%
Other (expense) income, net	(78)	1	—%	—%
Interest (expense) income, net	(1,084)	(1,573)	(1)%	(1)%
Total other (expense) income, net	(1,162)	(1,572)	(1)%	(1)%
Net loss before provision for income taxes	(117,979)	(27,243)	(55)%	(18)%
Provision for income taxes	(182)	(49)	—%	—%
Net loss	$(118,161)	$(27,292)	(55)%	(18)%

Components of statements of operations
Revenue
We generate revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. We derive revenue from subscription fees and related services generated from our healthcare services clients for access to the Phreesia Platform, payment processing fees based on the levels of patient payment volume processed through the Phreesia Platform, and from digital marketing revenue from life sciences companies to reach, educate and communicate with patients when they are most receptive and actively seeking care.
Our total revenue consists of the following:
•Subscription and related services. We primarily generate subscription fees from our healthcare services clients based on the number of healthcare services clients that subscribe to and utilize the Phreesia Platform. Our healthcare services clients are typically billed monthly in arrears, though in some instances, healthcare services clients may opt to be billed quarterly or annually in advance. Subscription fees are typically auto-debited from healthcare services clients’ accounts every month. As we target and add larger enterprise healthcare services clients, these clients may choose to contract differently than our typical per healthcare services client subscription model. To the extent we charge in an alternative manner with larger enterprise healthcare services clients, we expect that such a pricing model will recur and, combined with our per healthcare services client subscription fees, will increase as a percentage of our total revenue.

In addition, we receive certain fees from healthcare services clients for professional services associated with our implementation services as well as travel and expense reimbursements, shipping and handling fees, sales of hardware (PhreesiaPads and Arrivals Kiosks), on-site support and training.
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through the Phreesia Platform. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 79% and 81% of our patient payment volume in fiscal 2022 and 2021, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions. Utilization trends have been dynamic through the pandemic, diverging from our pre-pandemic seasonality. We expect the environment to remain dynamic through fiscal year 2023.
•Life sciences. We generate revenue from the sale of digital marketing solutions to life sciences companies. As we expand our healthcare services client base, we increase the number of new patients we can reach to deliver targeted marketing content on behalf of our life sciences clients.
Cost of revenue (excluding depreciation and amortization)
Our cost of revenue primarily consists of personnel costs, including salaries, stock-based compensation, benefits and bonuses for implementation and technical support, and infrastructure costs to operate our Platform such as hosting fees and fees paid to various third-party providers for access to their technology, as well as costs to verify insurance eligibility and benefits.
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
Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including salaries, stock-based compensation, commissions, bonuses and benefits costs for our sales and marketing personnel. Sales and marketing expense also includes costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party partners for sales and lead generation. Advertising is expensed as incurred.
Research and development
Research and development expense consists of costs to develop our products and services that do not meet the criteria for capitalization as internal-use software. These costs consist primarily of personnel costs, including salaries, stock-based compensation, benefits and bonuses for our development personnel. Research and development expense also includes third-party partner fees and third-party consulting fees, offset by any internal-use software development cost capitalized during the same period.
General and administrative
General and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation, bonuses and benefits for our executive, finance, legal, security, human resources, information technology and other administrative personnel. General and administrative expense also includes software costs to support our finance, legal and human resources operations, insurance costs as well as fees to third-party providers for accounting, legal and consulting services, costs for various non income-based taxes and allocated overhead. We expect general and administrative expense to continue to increase in absolute dollars as we grow our operations and continue to operate as a public company, although we expect such expense to begin to decline as a percentage of total revenue over time.
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
Other (expense) income, net
Our other expense and income line items consist of the following:
•Other (expense) income, net. Other (expense) income, net consists of foreign currency-related losses and gains and other miscellaneous (expense) income.
•Interest income. Interest income consists of interest earned on our cash and cash equivalent balances. Interest income has not been material to our operations to date.
•Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations as well as amortization of discounts and deferred financing costs.
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that certain deferred tax assets as of January 31, 2022 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax assets totaling approximately $97.3 million and $54.6 million as of January 31, 2022 and 2021, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance.
Comparison of fiscal 2022 versus fiscal 2021
Revenue (in thousands)

	Fiscal years ended January 31,
	2022	2021	$ Change	% Change
Subscription and related services	$95,514	$69,042	$26,472	38%
Payment processing fees	65,201	49,900	15,301	31%
Life sciences	52,518	29,735	22,783	77%
Total revenue	$213,233	$148,677	$64,556	43%
•Subscription and related services. Our subscription and related services revenue from health services organizations increased $26.5 million to $95.5 million for fiscal 2022, as compared to $69.0 million for fiscal 2021, primarily due to new health services clients added in fiscal 2022 as well as expansion of and cross-selling to existing health services clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $15.3 million to $65.2 million for fiscal 2022, as compared to $49.9 million for fiscal 2021, due to the addition of more healthcare services clients, expansion of existing healthcare services clients, as well as the reduced impact of COVID-19, which had decreased patient visits in fiscal 2021.
•Life sciences. Our revenue from life science clients for digital marketing increased $22.8 million to $52.5 million for fiscal 2022, as compared to $29.7 million for fiscal 2021 due to an increase in new digital marketing solutions programs and deeper patient outreach among the existing programs.
Cost of revenue (excluding depreciation and amortization)

	Fiscal years ended January 31,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$42,669	$23,461	$19,208	82%
Cost of revenue (excluding depreciation and amortization) increased $19.2 million to $42.7 million for fiscal 2022, as compared to $23.5 million for fiscal 2021. The increase resulted primarily from a $13.4 million increase in employee compensation costs driven by higher compensation for existing employees and increased headcount, as well as increases in expenses related to the expansion of our data centers, all driven by client growth.

Stock compensation incurred related to cost of revenue was $2.1 million and $0.6 million for fiscal 2022 and fiscal 2021, respectively.
Payment processing expense

	Fiscal years ended January 31,
(in thousands)	2022	2021	$ Change	% Change
Payment processing expense	$38,719	$28,925	$9,794	34%
Payment processing expense increased $9.8 million to $38.7 million in fiscal 2022, as compared to $28.9 million for fiscal 2021. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year.
Sales and marketing

	Fiscal years ended January 31,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$106,421	$42,972	$63,449	148%
Sales and marketing expense increased $63.4 million to $106.4 million for fiscal 2022, as compared to $43.0 million for fiscal 2021. The increase was primarily attributable to a $54.1 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount, a $6.4 million increase in third-party marketing and advertising costs, as well as higher software expenses.
Stock compensation incurred related to sales and marketing expense was $12.5 million and $3.5 million for fiscal 2022 and fiscal 2021, respectively.
Research and development

	Fiscal years ended January 31,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$52,265	$22,622	$29,643	131%
Research and development expense increased $29.6 million to $52.3 million for fiscal 2022, as compared to $22.6 million for fiscal 2021. The increase resulted primarily from a $19.8 million increase in total compensation costs driven by higher compensation for existing employees and increased headcount, a $6.3 million increase in outside services costs, as well as higher software costs.
Stock compensation incurred related to research and development expense was $6.0 million and $2.0 million in fiscal 2022 and fiscal 2021, respectively.
General and administrative

	Fiscal years ended January 31,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$68,674	$40,460	$28,214	70%
General and administrative expense increased $28.2 million to $68.7 million for fiscal 2022, as compared to $40.5 million for fiscal 2021. The increase resulted primarily from a $17.8 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount to support our growth as a public company, a $4.2 million increase in outside services costs, as well as a $2.4 million increase in software costs and higher costs for non-income based taxes, recruiting and equipment.
Stock compensation incurred related to general and administrative expense was $15.7 million and $7.4 million in fiscal 2022 and fiscal 2021, respectively.

Depreciation

	Fiscal years ended January 31,
(in thousands)	2022	2021	$ Change	% Change
Depreciation	$14,985	$9,770	$5,215	53%
Depreciation expense increased $5.2 million to $15.0 million for fiscal 2022, as compared to $9.8 million for fiscal 2021. The increase was primarily attributable to higher data center depreciation.
Amortization

	Fiscal years ended January 31,
(in thousands)	2022	2021	$ Change	% Change
Amortization	$6,317	$6,138	$179	3%
Amortization expense increased $0.2 million to $6.3 million for fiscal 2022, as compared to $6.1 million for fiscal 2021. The increase was primarily driven by higher amortization of acquired intangible assets.

Other (expense) income, net

	Fiscal years ended January 31,
(in thousands)	2022	2021	$ Change	% Change
Other (expense) income, net	$(78)	$1	$(79)	(7,900%)
Other (expense) income, net changed by $0.1 million to expense of $0.1 million for fiscal 2022 as compared to income of less than $0.1 million for fiscal 2021.
Interest (expense) income, net

	Fiscal years ended January 31,
(in thousands)	2022	2021	$ Change	% Change
Interest (expense) income, net	$(1,084)	$(1,573)	$489	(31%)
Interest expense, net decreased $0.5 million to $1.1 million for fiscal 2022, as compared to $1.6 million for fiscal 2021. The decrease is primarily attributable to lower average debt balances due to repayment of debt with the proceeds of our equity offerings, as well as higher average cash balances.
Provision for income taxes

	Fiscal years ended January 31,
(in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$(182)	$(49)	$(133)	271%
Provision for income taxes increased by $0.1 million to $0.2 million for fiscal 2022, as compared to less than $0.1 million for fiscal 2021. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and state income taxes.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2022	2021
Net loss	$(118,161)	$(27,292)
Interest expense (income), net	1,084	1,573
Provision for income taxes	182	49
Depreciation and amortization	21,302	15,908
Stock-based compensation expense	36,234	13,489
Change in fair value of contingent consideration liabilities	258	71
Other expense (income), net	78	(1)
Adjusted EBITDA	$(59,023)	$3,797

We calculate free cash flow as net cash (used in) provided by operating activities less capitalized internal-use software development costs and purchases of property and equipment.
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

The following table presents a reconciliation of free cash flow from net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(74,710)	$2,890
Less:
Capitalized internal-use software	(12,385)	(7,334)
Purchases of property and equipment	(18,420)	(11,241)
Free cash flow	$(105,515)	$(15,685)

Liquidity and capital resources
On October 23, 2020, we completed a follow-on offering of our common stock, in which we issued and sold 5,750,000 shares of common stock at an issuance price of $32.00 per share resulting in net proceeds of $174,800, after deducting underwriting discounts and commissions, and before deducting third-party offering costs of $290.
On April 12, 2021, we completed a follow-on offering of our common stock. In connection with this offering, we issued and sold 5,175,000 shares of common stock at an issuance price of $50.00 per share resulting in net proceeds of $245,813, after deducting underwriting discounts and commissions.
As of January 31, 2022 and 2021, we had cash and cash equivalents of $313.8 million and $218.8 million, respectively. Cash and cash equivalents consist of money market accounts and cash on deposit.
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
Silicon Valley Bank facility
Second Amended and Restated Loan and Security Agreement
On May 5, 2020, we entered into the Second SVB Facility. The Second SVB Facility provided for a revolving line of credit of up to $50.0 million (with options to increase up to $65.0 million). We transferred the $20.0 million outstanding balance on a previous SVB Facility, the First SVB Facility term loan, plus related prepayment fees, into the revolving credit borrowings outstanding under the Second SVB Facility. As of January 31, 2022, the interest rate on the Second SVB Facility was 4.5%. Borrowings under the Second SVB Facility were payable on May 5, 2025. We repaid the outstanding balance on the Second SVB Facility in January 2021. As of January 31, 2022 and 2021, we had no outstanding balance on the Second SVB Facility and $50.0 million of available borrowings under the facility. We were in compliance with all covenants related to the Second SVB Facility as of January 31, 2022.
Third SVB Facility
On March 28, 2022, we entered into the Third SVB Facility to increase the borrowing capacity from $50.0 million to $100.0 million. The Third SVB Facility also reduced the interest rate to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%, amended the annual commitment fees to approximately $0.3 million per year and amended the quarterly fee to 0.15% per annum of the average unused revolving line under the facility.
In the event that we terminate the Third SVB Facility prior to the Maturity Date and do not replace the facility with another SVB facility, we are required to pay a termination fee equal to $0.2 million plus a percent of total borrowing capacity, both of which would be reduced based on the amount of time elapsed before the termination.
Any of our obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of our assets, other than intellectual property. The Third SVB Facility includes a financial covenant that requires us to maintain a minimum Adjusted Quick Ratio, as defined in the Third SVB Facility.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Fiscal years ended January 31,
(in thousands)	2022	2021
Cash (used in) provided by operating activities	$(74,710)	$2,890
Cash used in investing activities	(65,228)	(25,085)
Cash provided by financing activities	234,969	150,661
Net increase in cash and cash equivalents	$95,031	$128,466
Operating activities
The primary source of cash from operating activities is cash received from our customers. The primary uses of cash for operating activities are for payroll, payments to suppliers and employees, payments for operating leases, as well as cash paid for interest on our finance leases and other borrowings and cash paid for various sales, property and income taxes.

During the fiscal year ended January 31, 2022, cash used in operating activities was $74.7 million, as our cash paid to employees and suppliers exceeded our cash received from customers.

During the fiscal year ended January 31, 2021, cash provided by operating activities was $2.9 million, as our cash received from customers exceeded our cash paid to employees and suppliers in connection with our normal operations.

The change in cash used in operating activities was driven primarily by higher employee compensation costs, primarily due to higher employee headcount as well as an increase in compensation costs for existing employees, partially offset by an increase in cash received from customers driven by higher revenues.

Investing activities
During the fiscal year ended January 31, 2022, cash used in investing activities was $65.2 million, principally resulting from $34.4 million of net cash paid for the acquisition of Insignia, $18.4 million of purchases of property and equipment, principally driven by the purchase of data center equipment, as well as $12.4 million of cash paid for capitalized internal-use software.
During the fiscal year ended January 31, 2021, cash used in investing activities was $25.1 million, principally resulting from capital expenditures, the bulk of which consists of hardware used by clients and the purchase of data center equipment of $11.2 million, capitalized internal-use software costs of $7.3 million and $6.5 million used for the acquisition of QueueDr, net of cash acquired.
Financing activities
During the fiscal year ended January 31, 2022, net cash provided by financing activities was $235.0 million, primarily consisting of $245.8 million in proceeds from the April 2021 offering of our common stock, net of underwriters' discounts and commissions, and $6.9 million in proceeds from our equity compensation plans, partially offset by $9.0 million used for treasury stock to satisfy tax withholdings on stock compensation awards, $5.3 million used for principal payments on finance leases and financing arrangements and $3.3 million used for payments of acquisition-related liabilities.
During the fiscal year ended January 31, 2021, net cash provided by financing activities was $150.7 million, consisting of $174.8 million in proceeds from the October 2020 offering of our common stock, net of underwriters' discounts and commissions, $4.4 million in proceeds from the issuance of common stock upon the exercise of stock options as well as $2.0 million in proceeds from an insurance financing arrangement, partially offset by $20.7 million used to repay the outstanding principal balance of the Second SVB Facility, $5.0 million used for treasury stock to satisfy tax withholdings on stock compensation awards, $4.3 million used for principal payments on finance leases and financing arrangements, $0.4 million used for debt and equity issuance and offering costs and $0.2 million for loan facility fee payments. The lender fees incurred in connection with the Second SVB Facility were transferred into the principal balance of the Second SVB Facility. We have included the transfer of the balance of the First SVB

Facility and the fees that were transferred in connection with the Second SVB Facility within the supplemental non-cash investing and financing information on our consolidated statements of cash flows included in Part II, Item 8 of this Annual Report on Form 10-K.
Material Cash Requirements
Our material cash requirements relate to leases, financing arrangements and contractual purchase commitments and human capital. Refer to Note 4 - Composition of certain financial statement accounts in Part II - Item 8 of this Annual Report on Form 10-K for additional information on accrued payroll related liabilities. Refer to Note 6 - Finance leases and other debt, Note 10 - Leases and Note 11 - Commitments and contingencies in Part II - Item 8 of this Annual Report on Form 10-K for additional information on cash requirements for leases, financing arrangements and contractual purchase commitments.
Critical accounting policies and estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve revenue recognition, the fair value of assets acquired in business combinations, capitalized internal-use software, income taxes, and valuation of our stock-based compensation. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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
We believe the areas in which we apply the most critical judgements when determining revenue recognition relate to the identification of distinct performance obligations, the assessment of the standalone selling price (“SSP”) for each performance obligation identified, the determination of the amount of variable consideration to include in the transaction price of our contracts with customers and the determination of whether we are the principal or the agent for certain performance obligations.

Determination of Performance Obligations
A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Our contracts with customers may include multiple promises to transfer services to a customer. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as a single performance obligation may require significant judgment that requires us to assess the nature of the promise and the value delivered to the customer.
Our subscription and related services revenue includes certain fees from clients for professional services associated with implementation services.

In determining whether professional services for implementation are distinct, we consider the following factors for each professional services agreement: availability of the services from other vendors, the nature of the professional services and the complexity of interfaces created between systems.
We determined that the majority of implementation services were not distinct from the related subscription service because they are proprietary such that they cannot be performed by another entity, because we generally do not sell professional services on a stand-alone basis, and because they are integral to the customer’s ability to derive the intended benefit of the subscription service, indicating that the implementation services and related subscription are inputs to a combined output.
Determination of Standalone Selling Prices

We allocate the transaction price of our customer contracts to the performance obligations within those contracts based on the relative SSP of the performance obligations.

The SSP is the price that we would sell a product separately to a customer. The best evidence of this is an observable price from stand-alone sales of that product to similarly situated customers. However, as we do not typically transfer our performance obligations on a standalone basis, but rather we transfer bundles of performance obligations, we use an adjusted market assessment approach to estimate the price a customer would be willing to pay for our performance obligations using historical price information as priced in previous bundled contracts, our cost structure and our expectations for profit margins.

In determining SSPs, we stratify the population of customer transactions by product, type, size of customer and geographic area. We typically establish a range of SSPs for each of our performance obligations.

The prices we charge for digital messaging solutions provided to life sciences companies have historically been highly variable. We consider pricing to be highly variable if we have a history of selling the services at a wide range of prices to similar customers in similar geographic areas within the same time periods. As the pricing of our digital messaging solutions has historically been highly variable, we use the residual method to estimate the SSP of performance obligations for digital messaging solutions. We estimate the residual SSP of our digital messaging solutions as the total transaction price of the customer contract less the SSPs of the remaining performance obligations pursuant to the contract.

Variable Consideration

We estimate the transaction price at contract inception, including any variable consideration, and we update the estimate each reporting period for any changes in circumstances. When determining the transaction price, we assume the products will be transferred to the customer based on the terms of the existing contract and our assumption does not take into consideration the possibility of a contract being canceled, renewed, or modified.

We occasionally provide credits to customers representing adjustments to the transaction price. Known and estimable credits and adjustments represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We estimate the amount of variable consideration based on its expected probability-weighted value or its most likely amount. We include variable consideration in the transaction price to the extent it is probable there will not be a significant reversal of revenue when the uncertainty with respect to the variable consideration is resolved. We believe that there will not be significant changes to our estimates of variable consideration as of January 31, 2022.

Principal vs Agent Considerations
As part of our revenue recognition process, we evaluate whether we are the principal or agent for the performance obligations in our contracts with customers. When we determine that we are the principal for a performance obligation, we recognize revenue for that performance obligation on a gross basis. When we determine that we are an agent for a performance obligation, we recognize revenue for that performance obligation net of the related costs. In determining whether we are the principal or the agent, we evaluate whether we have control of the services before we transfer the services to the customer by considering whether we are primarily obligated for transferring the services to the customer, whether we have inventory risk for the services before the services are transferred to the customer, and whether we have latitude in establishing prices. We recognize payment processing fees collected from customers as revenue on a gross basis because, as the merchant of record, we control the services before delivery to the customer, we are primarily responsible for the delivery of the services to our customers, we have latitude in establishing pricing with respect to the customer and other terms of service, we have sole discretion in selecting the third party to perform the settlement, and we assume the credit risk for the transaction processed. We also have the unilateral ability to accept or reject a transaction based on our established criteria.
Business combinations
We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. With the assistance of third-party appraisers, we assess the fair value of the assets acquired in business combinations. The fair value of the acquired licenses and technology was estimated using the relief from royalty method. The fair value of customer relationships was estimated using a multi period excess earnings method. To calculate fair value, we used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.
Where applicable, the consideration transferred for business combinations includes the acquisition date fair value of contingent consideration. In connection with the QueueDr acquisition, we recorded contingent consideration liabilities within accrued expenses for amounts payable to the selling shareholders based on collections from QueueDr customers. The fair value of our contingent consideration liabilities was determined using a Monte-Carlo simulation which uses estimated cash flows and likelihoods of contract cancellation to estimate the expected payout based on collections and active status of the underlying customer contracts. The fair value of our contingent consideration liabilities was determined based on inputs which are not readily available in public markets. Therefore, we categorized the liabilities as Level 3 in the fair value hierarchy. In connection with the acquisition of QueueDr, we recorded contingent consideration liabilities with an acquisition-date fair value of $2,240. During the fiscal years ended January 31, 2021 and 2022, we paid a total of $2,574 to settle the contingent consideration liabilities, which represented the maximum amount payable for the contingent consideration liabilities. Changes in the fair value of contingent consideration liabilities are included in general and administrative expense in the accompanying consolidated statements of operations.
Capitalized internal-use software
We capitalize certain costs incurred for the development of computer software for internal use pursuant to ASC Topic 350-40, Intangibles—Goodwill and Other—Internal use software. These costs relate to the development of our Phreesia Platform. We capitalize the costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. We evaluate the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our solutions, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.

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
We have accumulated U.S. federal and state net operating loss carryforwards of approximately $332.5 million, and $199.1 million as of January 31, 2022 and 2021, respectively. These carryforwards will begin to expire in 2025. As of January 31, 2022, our foreign branch had net operating loss carryforwards of approximately $1.9 million, which may be available to offset future income tax liabilities and will expire beginning in 2030.
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
Due to uncertainty regarding the ability to realize the benefit of U.S. deferred tax assets primarily relating to net operating loss carryforwards, we have established valuation allowances to reduce deferred the U.S. deferred tax assets to an amount that is more likely than not to be realized. On the basis of this evaluation, we have recorded valuation allowances of $97.3 million and $54.6 million as of January 31, 2022 and 2021.
Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change by value in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-change income may be limited. As of January 31, 2022, we have U.S. net operating loss carryforwards of approximately $332.5 million. We have completed a Section 382 study and, as a result of the analysis, it is more likely than not that we have experienced an "ownership change". We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, it is more likely than not that our ability to use our pre-ownership change net operating loss carryforwards to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability.
We review and evaluate tax positions in major jurisdictions and determine whether we record unrecognized tax benefits as reductions of deferred tax assets or as liabilities in accordance with ASC 740 and adjust these unrecognized tax benefits when our judgment changes as a result of the evaluation of new information not previously available. We recognize interest and penalties related to uncertain tax positions in income tax expense. There was no outstanding balance for unrecognized tax benefits as of January 31, 2022.
Stock-based compensation for market-based performance stock units ("PSUs")
We recognize the grant-date fair value of stock-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. We granted market-based PSUs during fiscal 2022.
Each award vests in zero to two shares of common stock based on our total stockholder return (TSR), relative to a peer group of companies on the Russell 3000 stock index. We estimate the fair value of the PSUs using a Monte Carlo Simulation model which projects TSR for Phreesia and each member of the peer group over a performance period of approximately three years. The most critical and judgmental assumptions used in the Monte Carlo Simulation to estimate the fair value of the PSUs are set forth below:

•Correlation coefficient: The correlation coefficient measures the correlation of our stock to the stock of the companies in the peer group. This coefficient is used to project the performance of our stock against our peers to estimate projected performance under the plan.

•Expected volatility: The expected volatility is based on historical volatilities of peer companies within our industry which were commensurate with the simulation term assumption.
Recent accounting pronouncements
There are no recently issued accounting pronouncements that we have not yet adopted that will materially impact our consolidated financial statements.

See Note 3 to our Consolidated financial statements of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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

Foreign currency exchange risk

We have foreign currency risks related to our expenses denominated in Canadian dollars, which are subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. We have entered into foreign currency forward contracts as economic hedges to minimize those fluctuations. We have not designated our foreign currency forward contracts as hedges as defined in GAAP. To date, foreign currency transaction gains and losses have not been material to our financial statements. As of January 31, 2022, no foreign currency forward contracts remained outstanding.

Item 8. Consolidated Financial Statements and Supplementary Data

PHREESIA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Phreesia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Phreesia, Inc. and subsidiaries (the Company) as of January 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 1, 2020, due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

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

Identification of performance obligations for larger enterprise healthcare services contracts

As discussed in Note 5 to the consolidated financial statements, the Company executes contracts that may include various combinations of performance obligations related to software, hardware, and services comprised of customized solutions, on-site support and training, as well as different contract terms. When these contracts are executed or modified, the Company performs a detailed evaluation to identify the performance obligations in the contract. During the year ended January 31, 2022, the Company recognized $95,514 thousand of subscription and related services revenue, a portion of which related to larger enterprise healthcare services clients that may choose to contract differently than typical customers that use a per provider subscription model.

We identified the evaluation of the Company’s identification of performance obligations for larger enterprise healthcare services contracts that were entered into or modified during the year as a critical audit matter. Specifically, for certain contracts with larger enterprise healthcare services clients, evaluating the Company’s determination of distinct performance obligations required challenging auditor judgment due to the varying nature of the underlying promises and the associated contract terms.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process, including an internal control related to the Company’s identification of performance obligations in larger enterprise healthcare services contracts entered into or modified during the year.

For larger enterprise healthcare services contracts that were entered into or modified during the year ended January 31, 2022, we (1) read the contracts to understand their terms and conditions and (2) evaluated the identification of performance obligations in each arrangement by considering the nature of the promises within the contract and whether they were distinct from other promised goods and services. For a sample of invoices, we compared the invoiced items to a performance obligation identified in the contract by the Company.

Evaluation of acquisition-date fair value of acquired intangible assets

As discussed in Note 16 to the financial statements, on December 3, 2021, the Company acquired Insignia Health, LLC (“Insignia”) in a business combination. The fair value of the total consideration for the acquired business was $37,208 thousand, of which $6,200 thousand was allocated to acquired Patient Activation Measure (“PAM”) License intangible asset and $4,500 thousand was allocated to customer relationships intangible asset. Fair values of the acquired PAM License and customer relationships intangible asset are estimated using valuation models with assistance from a third-party appraiser.

We identified the evaluation of the fair value of the PAM License and customer relationships intangible asset acquired in the Insignia business combination as a critical audit matter. There was a high degree of subjectivity in evaluating the discounted cash flows used to measure the acquisition-date fair value of the intangible assets. Specifically, the measurement of the fair value of the intangible assets was sensitive to possible changes in the following internally developed assumptions:
• forecasted revenue growth rates used to measure the PAM License intangible asset
• forecasted earnings before interest, taxes, depreciation, and amortization (EBITDA) margins used to measure the customer relationships intangible asset
• estimated royalty rate in the relief from royalty method used to measure acquired PAM License intangible asset
• estimated discount rate used to measure the PAM License intangible asset and customer relationships intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the assumptions noted above. We evaluated the Company’s forecasted revenue growth assumptions related to the PAM License intangible asset by comparing the forecasted revenue growth rates to those of the Company’s peers. We evaluated the Company’s EBITDA margin assumptions related to customer relationships by comparing them to EBITDA margin assumptions of the Company’s peers and to historical EBITDA margin achieved. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
• recalculating an estimate of the acquired PAM License intangible asset fair value using the Company’s forecasted cash flows, discount rate and royalty rate, and comparing the result to the Company’s fair value estimate
• evaluating the Company’s estimated royalty rate, by comparing the rate to publicly available third-party market data for comparable entities
• recalculating an estimate of the customer relationships intangible asset fair value using the Company’s forecasted cash flows and discount rate, and comparing the result to the Company’s fair value estimate
• evaluating the Company’s discount rate by performing a parallel analysis using inputs and assumptions deemed reasonable and comparing the results used to the appraiser’s calculation.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania
March 31, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Phreesia, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Phreesia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended January 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 31, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 31, 2022

Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 31,
	2022	2021
Assets
Current:
Cash and cash equivalents	$313,812	$218,781
Settlement assets	19,590	15,488
Accounts receivable, net of allowance for doubtful accounts of $863 and $699 as of January 31, 2022 and 2021, respectively	40,262	29,052
Deferred contract acquisition costs	1,642	1,693
Prepaid expenses and other current assets	11,043	7,254
Total current assets	386,349	272,268
Property and equipment, net of accumulated depreciation and amortization of $53,321 and $40,148 as of January 31, 2022 and 2021, respectively	34,645	26,660
Capitalized internal-use software, net of accumulated amortization of $31,139 and $25,476 as of January 31, 2022 and 2021, respectively	17,643	10,476
Operating lease right-of-use assets	2,337	2,654
Deferred contract acquisition costs	2,437	1,248
Intangible assets, net of accumulated amortization of $1,178 and $525 as of January 31, 2022 and 2021, respectively	12,772	2,725
Deferred tax asset	515	658
Goodwill	33,621	8,307
Other assets	4,157	1,670
Total Assets	$494,476	$326,666
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$19,590	$15,488
Current portion of finance lease liabilities and other debt	5,821	4,864
Current portion of operating lease liabilities	1,281	1,087
Accounts payable	5,119	4,389
Accrued expenses	20,128	18,324
Deferred revenue	16,493	10,838
Total current liabilities	68,432	54,990
Long-term finance lease liabilities and other debt	7,423	6,471
Operating lease liabilities, non-current	1,276	1,899
Long-term deferred revenue	65	—
Total liabilities	77,196	63,360
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value—500,000,000 shares authorized as of January 31, 2022 and 2021, respectively; 52,095,964 and 44,880,883 shares issued as of January 31, 2022 and 2021, respectively	521	449
Additional paid-in capital	860,657	579,599
Accumulated deficit	(429,938)	(311,777)
Treasury stock, at cost, 301,003 and 99,520 shares as of January 31, 2022 and 2021, respectively	(13,960)	(4,965)
Total Stockholders’ Equity	417,280	263,306
Total Liabilities and Stockholders’ Equity	$494,476	$326,666
See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the fiscal years ended January 31,
	2022	2021	2020
Revenue:
Subscription and related services	$95,514	$69,042	$56,357
Payment processing fees	65,201	49,900	46,500
Life sciences	52,518	29,735	21,927
Total revenue	213,233	148,677	124,784
Expenses:
Cost of revenue (excluding depreciation and amortization)	42,669	23,461	16,831
Payment processing expense	38,719	28,925	27,889
Sales and marketing	106,421	42,972	32,357
Research and development	52,265	22,622	18,623
General and administrative	68,674	40,460	30,458
Depreciation	14,985	9,770	8,753
Amortization	6,317	6,138	5,171
Total expenses	330,050	174,348	140,082
Operating loss	(116,817)	(25,671)	(15,298)
Other (expense) income, net	(78)	1	(1,023)
Change in fair value of warrant liability	—	—	(3,307)
Interest (expense) income, net	(1,084)	(1,573)	(2,445)
Total other expense, net	(1,162)	(1,572)	(6,775)
Loss before (provision for) benefit from income taxes	(117,979)	(27,243)	(22,073)
(Provision for) benefit from income taxes	(182)	(49)	1,780
Net loss	(118,161)	(27,292)	(20,293)
Preferred stock dividends paid	—	—	(14,955)
Accretion of redeemable preferred stock	—	—	(56,175)
Net loss attributable to common stockholders, basic and diluted	$(118,161)	$(27,292)	$(91,423)
Net loss per share attributable to common stockholders, basic and diluted	$(2.37)	$(0.69)	$(4.50)
Weighted-average common shares outstanding, basic and diluted	49,888,436	39,519,640	20,301,189

See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balance, January 31, 2019	1,994,721	$20	$—	$(210,994)	$—	$(210,974)
Net loss	—	—	—	(20,293)	—	(20,293)
Stock-based compensation expense	—	—	6,177	—	—	6,177
Exercise of stock options and vesting of restricted stock units	734,382	7	1,802	—	—	1,809
Issuance of common stock warrants	—	—	833	—	—	833
Accretion of redeemable preferred stock (See Note 7)	—	—	(2,977)	(53,198)	—	(56,175)
Payment of preferred stock dividends (See Note 7)	—	—	(14,955)	—	—	(14,955)
Issuance of common stock in initial public offering, net of issuance costs of $6,412	7,812,500	78	124,292	—	—	124,370
Conversion of preferred stock into common stock (See Note 7)	25,311,535	253	262,412	—	—	262,665
Cashless exercise of common stock warrants	168,862	2	—	—	—	2
Conversion and exercise of preferred stock warrants into common stock (See Note 7)	588,763	6	8,799	—	—	8,805
Treasury stock from vesting of restricted stock units	—	—	—	—	(399)	(399)
Balance, January 31, 2020	36,610,763	366	386,383	(284,485)	(399)	101,865
Net loss	—	—	—	(27,292)	—	(27,292)
Stock-based compensation expense	—	—	13,489	—	—	13,489
Exercise of stock options and vesting of restricted stock units	2,459,782	25	5,275	—	—	5,300
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(4,566)	(4,566)
Issuance of common stock in follow-on public offering, net of issuance costs of $290	5,750,000	57	174,453	—	—	174,510
Cashless exercise of common stock warrants	60,338	1	(1)	—	—	—
Balance, January 31, 2021	44,880,883	449	579,599	(311,777)	(4,965)	263,306
Net loss	—	—	—	(118,161)	—	(118,161)
Stock-based compensation expense	—	—	29,668	—	—	29,668
Exercise of stock options and vesting of restricted stock units	1,997,551	20	4,123	—	—	4,143
Issuance of common stock for employee stock purchase plan	42,530	—	1,506	—	—	1,506
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(8,995)	(8,995)
Issuance of common stock in follow-on public offering, net	5,175,000	52	245,761	—	—	245,813
Balance, January 31, 2022	52,095,964	$521	$860,657	$(429,938)	$(13,960)	$417,280
See notes to consolidated financial statements

Phreesia, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended January 31,
	2022	2021	2020
Operating activities:
Net loss	$(118,161)	$(27,292)	$(20,293)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,302	15,908	13,924
Non-cash stock-based compensation expense	36,144	13,489	6,177
Change in fair value of warrants liability	—	—	3,307
Amortization of deferred financing costs and debt discount	288	389	445
Loss on extinguishment of debt	—	—	1,073
Cost of Phreesia hardware purchased by customers	672	762	741
Deferred contract acquisition costs amortization	2,211	2,025	1,977
Non-cash operating lease expense	1,004	1,766	—
Change in fair value of contingent consideration liabilities	258	—	—
Deferred tax asset	143	(65)	(775)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,216)	(6,619)	(5,905)
Prepaid expenses and other assets	(7,192)	(1,600)	(312)
Deferred contract acquisition costs	(3,349)	(1,652)	(2,097)
Accounts payable	2,881	(3,821)	(30)
Accrued expenses and other liabilities	(2,983)	6,004	3,681
Lease liability	(1,060)	(1,786)	—
Deferred revenue	3,348	5,382	(1,087)
Net cash (used in) provided by operating activities	(74,710)	2,890	826
Investing activities:
Acquisitions, net of cash acquired	(34,423)	(6,510)	—
Capitalized internal-use software	(12,385)	(7,334)	(5,305)
Purchases of property and equipment	(18,420)	(11,241)	(7,015)
Net cash used in investing activities	(65,228)	(25,085)	(12,320)
Financing activities:
Proceeds from issuance of common stock in equity offerings, net of underwriters' discounts and commissions	245,813	174,800	130,781
Payment of preferred stock dividends	—	—	(14,955)
Proceeds from issuance of common stock upon exercise of stock options	4,889	4,385	1,809
Treasury stock to satisfy tax withholdings on stock compensation awards	(8,995)	(4,965)	—
Payment of offering costs	—	(290)	(6,217)
Proceeds from employee stock purchase plan	1,979	—	—
Insurance financing agreement	—	2,009	—
Finance lease payments	(4,267)	(2,630)	(1,898)
Principal payments on financing agreements	(1,039)	(1,691)	—
Debt issuance costs	—	(69)	(112)
Loan facility fee payment	(125)	(225)	—
Financing payments of acquisition-related liabilities	(3,286)	—	—
Proceeds from revolving line of credit	—	—	9,876
Payments of revolving line of credit	—	(20,663)	(17,676)
Proceeds from term loan	—	—	20,000
Repayment of term loan and loan payable	—	—	(21,042)
Debt extinguishment costs	—	—	(300)
Net cash provided by financing activities	234,969	150,661	100,266
Net increase in cash and cash equivalents	95,031	128,466	88,772
Cash and cash equivalents—beginning of year	218,781	90,315	1,543
Cash and cash equivalents—end of year	$313,812	$218,781	$90,315

Supplemental information of non-cash investing and financing information:
Right-of-use assets recorded in exchange for operating lease liabilities	$81	$4,359	$—
Property and equipment acquisitions through finance leases	$7,394	$8,885	$2,047
Capitalized software acquired through vendor financing	$—	$174	$—
Purchase of property and equipment and capitalized software included in accounts payable	$1,124	$3,359	$1,253
Cashless transfer of term loan and related accrued fees into increase in debt balance	$—	$20,257	$—
Cashless transfer of lender fees through increase in debt balance	$—	$406	$—
Issuance of warrants related to debt	$—	$—	$833
Receivables for cash in-transit on stock option exercises	$169	$915	$—
Cashless exercise of common stock warrants	$—	$3,060	$3,530
Capitalized stock based compensation	$489	$—	$—
Cash paid for:
Interest	$802	$1,465	$2,310
Income taxes	$49	$64	$—
See notes to consolidated financial statements

Phreesia, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
1. Background and liquidity
(a) Background
Phreesia, Inc. (the "Company") is a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations by activating patients in their care to optimize patient health outcomes. Through the SaaS-based technology platform (the "Phreesia Platform" or "Platform"), the Company offers healthcare services clients a robust suite of integrated solutions that manage patient access, registration, payments and clinical support. The Company’s Platform also provides life sciences companies, patient advocacy, public interest and other not-for-profit organizations with a channel for targeted and direct communication with patients. In connection with the patient intake and registration process, Phreesia offers its healthcare services clients the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription. The Company was formed in May 2005, and has several offices in the U.S. and Canada. The Company completed an initial public offering ("IPO") in July 2019.
During fiscal 2021, the Company changed its headquarters from New York, New York to Raleigh, North Carolina.
b) Liquidity
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
Management believes that the Company’s cash and cash equivalents at January 31, 2022, along with cash generated in the normal course of business, and available borrowing capacity under its Second Amended and Restated Loan and Security Agreement (the "Second SVB Facility") with Silicon Valley Bank ("SVB") (Note 6), are sufficient to fund its operations for at least the next 12 months.
On March 28, 2022, the Company entered into the First Loan Modification Agreement to the Second SVB Facility (as amended, the "Third SVB Facility"), to increase the available borrowing capacity to $100.0 million from $50.0 million.
The Company will seek to obtain additional financing, if needed, to successfully implement its long-term strategy.
2. Basis of presentation
(a) Consolidated Financial Statements
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding annual financial reporting and include the accounts of Phreesia, Inc; its branch operation in Canada and its consolidated subsidiaries (collectively, the "Company").
(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2022, 2021 and 2020, refer to the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
3. Summary of significant accounting policies

(a) Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant assumptions and estimates relate to the allowance for doubtful accounts, capitalized internal-use software, the determination of the useful lives of property and equipment, the fair value of securities underlying stock-based compensation, the fair value of identifiable assets and liabilities and contingent consideration in business acquisitions, and the realization of deferred tax assets.
(b) Revenue recognition

The Company evaluates its contractual arrangements to determine the performance obligations and transaction prices. Revenue is allocated to each performance obligation and recognized when the related performance obligations are satisfied. See Note 5 for additional information regarding ASC 606, Revenue from Contracts with Customers, as well as for additional details about the Company's products and service lines.
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
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the years ended January 31, 2022 and January 31, 2021. As of January 31, 2022, the Company had receivables from one entity that accounted for at least 10% of total accounts receivable.

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
Other Risks and Uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws and government regulations. Additionally, the Company is subject to other risks associated with the markets in which it operates including reliance on third party vendors, partners, and service providers. Certain of the Company's service providers, including certain third-party software developers, are located in international locations subject to warfare and/or political and economic instability, such as Russia, Ukraine and India. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of our business and our customer’s facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, political and economic instability, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of our productions and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of our operations, adversely impacting the Company’s operating results and our ability to meet our obligations and commitments. See Note 6 - Finance leases and other debt, for a summary of our contractual commitments as of January 31, 2022.
(e) Cost of revenue (excluding depreciation and amortization)
Cost of revenue (excluding depreciation and amortization) primarily consists of personnel expenses for implementation and technical support, costs to verify insurance eligibility and benefits, infrastructure costs for operation of our SaaS-based Phreesia Platform such as hosting fees and certain fees paid to various third party providers for the use of their technology. Personnel expenses consist of salaries, benefits, bonuses and stock-based compensation.

(f) Payment processing expense
Payment processing expense consists primarily of interchange fees set by payment card networks that are ultimately paid to the card-issuing financial institution, and assessment fees paid to payment card networks that are ultimately paid to third-party payment processors and gateways.
(g) Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also include costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party partners for sales lead generation. Advertising is expensed as incurred. Advertising expense was $4,007, $558 and $251 for the fiscal years ended 2022, 2021 and 2020, respectively.
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
(o) Accounts receivable
Accounts receivable represent trade receivables, net of allowances for doubtful accounts. The Company estimates the allowance for doubtful accounts as its current estimate of expected credit loss over the life of the instrument. The Company determines the allowance based on historical trends of accounts receivable balances that have been written off and specific account analysis of at-risk customers, the length of time accounts are past due, a customer's current ability to pay its obligations to the Company, the condition of the industry as a whole, as well as expected future changes in credit losses. Accounts receivable are written off at the point that internal collections efforts have been exhausted. As of January 31, 2022 and 2021, the Company has reserved $863 and $699, respectively, for the allowance for doubtful accounts.
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
(q) Capitalized internal-use software
The Company capitalizes certain costs incurred for the development of computer software for internal use pursuant to ASC 350-40, Intangibles—Goodwill and Other—Internal use software. These costs relate to the development of its Phreesia Platform. The Company capitalizes the costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its solutions, assesses the ongoing value of capitalized assets or determines the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs the Company capitalizes and amortizes could change in future periods. Refer to Note 4(c) for further detail on internal-use software costs capitalized during the period.
(r) Business combinations
The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company continues to collect information and reevaluate these estimates and assumptions quarterly and records any adjustments to its preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations.
When applicable, the consideration transferred for business combinations includes the acquisition-date fair value of contingent consideration. Changes in the fair value of contingent consideration liabilities are included in general and administrative expense in the accompanying consolidated statements of operations.
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
All other intangible assets associated with purchased intangibles, consisting of customer relationships, acquired technology and acquired licenses, are stated at cost less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives.
(t) Long-lived assets
Long-lived assets, such as property and equipment, intangible assets, capitalized internal-use software and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized during any of the periods presented.
(u) Income taxes
An asset and liability approach is used for financial accounting and reporting of current and deferred income taxes. Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income or loss. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company follows the guidance in ASC 740, Accounting for Uncertainty in Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in the interim periods, and disclosure.
The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition and the recording of a tax liability or the reduction of a tax asset. The Company would recognize tax related interest and penalties, if applicable, as a component of its provision for income taxes.
(v) Segment information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company defines the term “chief operating decision maker” to be its Chief Executive Officer. The Company’s Chief Executive Officer reviews the financial information presented on an entire company basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reportable operating segment. Additionally, substantially all of the Company's revenues and long-lived assets are located in the U.S. Since the Company operates in one operating segment and substantially all of the Company's revenues and long-lived assets are located in the U.S., all required financial segment information can be found in the consolidated financial statements.
(w) Stock-based compensation
The Company has stock-based compensation plans under which various types of equity-based awards are granted, including stock options, restricted stock units ("RSUs"), performance-based RSUs, and market-based performance stock units ("PSUs"). The compensation for the stock-based awards is recognized in accordance with ASC 718, Compensation — Stock Compensation, which requires that compensation cost be recognized for awards based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. For performance-based RSUs, the number of shares expected to vest is estimated at each reporting date based on management's expectations regarding the relevant performance criteria.
The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield, and the value of the Company's common stock (which is estimated for awards granted prior to our IPO). The Company does not estimate forfeitures in recognizing stock-based compensation expense. The fair value of the RSUs is equal to the fair value of the Company's common stock on the grant date of the award. The fair value of market-based PSUs is estimated at the time of grant using a Monte Carlo simulation which compares Phreesia's projected total shareholder return ("TSR") to the projected TSR of the Russell 3000 Index (the "Peer Group") and estimates the value of shares to be issued based on the vesting conditions of the PSUs. The Monte Carlo simulation requires the use of inputs and assumptions such as the grant-date closing stock price, simulation, expected volatility, correlation coefficient to the Russell 3000 Index, risk-free interest rate and dividend yield.

During fiscal 2022, the Company activated the Phreesia, Inc. 2019 Employee Stock Purchase Plan ("ESPP" or "the Plan"). The Company will record compensation expense based on the grant date fair value per award granted multiplied by the number of awards granted to the employee for the purchase period. The number of awards granted to the employee for the purchase period is equal to the expected employee contributions divided by 85% of the closing stock price on the offering date.

For liability-classified performance based stock bonus awards, the Company offered eligible employees the option to elect to receive their year-end performance bonus in stock. Bonuses settled in stock are accounted for as stock-based compensation awards vesting based on a performance condition and are classified as liabilities because they represent a liability settled in a variable number of shares.
See Note 8 - Equity Based Compensation, for additional information on stock-based compensation.
(x) Fair value of financial instruments
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are required to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market.
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
(y) Equity offering costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should the equity financing no longer be considered probable of being consummated, all deferred offering costs would be charged to operating expenses in the consolidated statement of operations.

(z) Foreign currency
The Company has a branch office in Canada that provides operational support. The functional currency of the Company’s foreign branch is the U.S. dollar. Accordingly, assets and liabilities of the Company’s foreign branch are re-measured into U.S. dollars at the exchange rates in effect at the reporting date with differences recorded as transaction gains and losses within other (expense) income, net.
(aa) New accounting pronouncements
Impact of recently adopted accounting pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update creates an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments require an acquirer to recognize and measure contracts assets and liabilities related to customer contracts acquired in a business combination under the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value. The Company adopted the new guidance for the fiscal year ended January 31, 2022 and applied the new guidance to the acquisition of Insignia Health, LLC, ("Insignia") which occurred during the year ended January 31, 2022. For the acquisition of Insignia, the Company recognized and measured acquired deferred revenue in accordance with ASC 606. The Company measured acquired deferred revenue as if the Company had originated the related acquired customer contracts. In accordance with practical expedients available in ASU 2021-08, the Company reflected in acquired deferred revenue the aggregate effect of all contract modifications that occurred prior to the acquisition date, and the Company determined the standalone selling price of each performance obligation included in acquired deferred revenue as of the acquisition date. The effect of applying the practical expedients was not significant. See Note 16 - Acquisitions for additional information regarding the acquisition of Insignia.
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
Upon adoption of Topic 842 the Company recognized operating lease right-of-use assets and operating lease liabilities related to its office leases of $2,741 and $2,928, respectively. The Company’s accounting for lessee finance and all lessor leases remains substantially unchanged from legacy guidance. The standard did not have a significant impact on the Company's statements of operations or statements of cash flows. No adjustment to accumulated deficit was recorded because the adoption did not change the Company's net assets.
Recent accounting pronouncements not yet adopted
There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.

4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses at January 31, 2022 and 2021 are as follows:

	January 31,
	2022	2021
Payroll-related expenses and taxes	$10,780	$8,946
Payment processing fees liability	3,502	2,853
Acquisition-related liabilities	96	3,386
Tax liabilities	2,093	700
Other	3,657	2,439
Total	$20,128	$18,324
Accrued expenses for payroll-related expenses and taxes include approximately $7.5 million of liabilities expected to be settled in shares. See Note 8 - Equity-based compensation for additional information.
(b) Property and equipment
Property and equipment at January 31, 2022 and 2021 are as follows:

	Useful life (years)	January 31,
		2022	2021
PhreesiaPads and Arrivals Kiosks	3	$26,387	$25,837
Computer equipment	3	53,957	33,558
Computer software	3 to 5	5,311	5,105
Hardware development	3	1,024	1,024
Furniture and fixtures	7	539	539
Leasehold improvements	2	748	745
Total property and equipment		$87,966	$66,808
Less accumulated depreciation		(53,321)	(40,148)
Property and equipment — net		$34,645	$26,660
Depreciation expense related to property and equipment amounted to $14,985, $9,770 and $8,753 for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
Assets acquired under finance leases included in computer equipment were $27,310 and $19,933 at January 31, 2022 and 2021, respectively. Accumulated amortization of assets under finance lease was $15,025 and $10,389 at January 31, 2022 and 2021, respectively.

(c) Capitalized internal-use software
For the fiscal years ended January 31, 2022, 2021 and 2020, the Company capitalized $12,830, $7,663 and $5,852 of costs related to the Phreesia Platform, respectively.
During the fiscal years ended January 31, 2022, 2021 and 2020 amortization expense of capitalized internal-use software was $5,664, $5,884 and $4,933, respectively.
(d) Intangible assets and goodwill
The following presents the details of intangible assets as of January 31, 2022 and January 31, 2021.

	Useful Life	January 31,
	(years)	2022	2021
Acquired technology	5	$1,410	$1,410
Customer relationship	7 to 10	6,340	1,840
License	15	6,200	—
Total intangible assets, gross carrying value		$13,950	$3,250
Less accumulated amortization		(1,178)	(525)
Net carrying value		$12,772	$2,725

The remaining useful life for acquired technology in years is 3.5 and 4.4 as of January 31, 2022 and 2021, respectively. The remaining useful life for customer relationships in years is 9.2 and 7.7 as of January 31, 2022 and 2021, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years is 14.8 as of January 31, 2022. Refer to Note 16 for details of intangible assets acquired in connection with the acquisition of QueueDr and Insignia.
Amortization expense associated with intangible assets for the fiscal years ended January 31, 2022, 2021 and 2020 was $653, $254 and $238, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of January 31, 2022:

January 31, 2022
2023	$1,371
2024	1,358
2025	1,273
2026	1,242
2027-Thereafter	7,528
Total	$12,772
The following table presents a roll-forward of goodwill for the years ended January 31, 2020, 2021 and 2022:

Balance at January 31, 2020	$250
Goodwill acquired during the year ended January 31, 2021	8,057
Balance at January 31, 2021	8,307
Goodwill acquired during the year ended January 31, 2022	25,314
Balance at January 31, 2022	$33,621
The Company did not record any impairments of goodwill during the years ended January 31, 2022, 2021 or 2020. Additions to goodwill during the year ended January 31, 2022 are net of a $96 measurement period adjustment for the QueueDr acquisition.

(e) Accounts receivable
Accounts Receivable as of January 31, 2022 and 2021 are as follows:

	January 31,
	2022	2021
Billed	$40,733	$28,464
Unbilled	392	1,287
Total accounts receivable, gross	41,125	29,751
Less accounts receivable allowances	(863)	(699)
Total accounts receivable	$40,262	$29,052

Activity in our allowance for doubtful accounts was as follows for the years ended January 31, 2021 and 2022:

Balance, January 31, 2020	$943
Bad debt expense	454
Write-offs and adjustments	(698)
Balance, January 31, 2021	699
Bad debt expense	212
Write-offs and adjustments	(48)
Balance, January 31, 2022	$863

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

(f) Prepaid and other current assets
Prepaid and other current assets as of January 31, 2022 and 2021 are as follows:

	January 31,
	2022	2021
Prepaid software and business systems	$3,738	$2,322
Prepaid PhreesiaPads	—	18
Prepaid data center expenses	3,230	1,211
Prepaid insurance	1,924	1,311
Other prepaid expenses and other current assets	2,151	2,392
Total prepaid and other current assets	$11,043	$7,254

(g) Cloud computing implementation costs

The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. Subsequent to the adoption of ASU 2018-15 in May 2020, the Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within Prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,514 as of January 31, 2022. Accumulated amortization of capitalized implementation costs for these arrangements was $199 as of January 31, 2022.

(h) Other (expense) income, net

Other (expense) income, net for the year ended January 31, 2022 was expense of $78, driven by foreign exchange losses, partially offset by other miscellaneous income. Other (expense) income, net for the year ended January 31, 2020 was expense of $1,023 and was composed primarily of loss on extinguishment of debt of $1,073.
5. Revenue and Contract Costs
The Company generates revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. The Company derives revenue from subscription fees and related services generated from the Company’s healthcare services clients for access to the Phreesia Platform, payment processing fees based on patient payment volume, and fees from life sciences companies to deliver marketing content to its patients using the Phreesia Platform.
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
(a) Subscription and related services
In most cases, the Company generates subscription fees from clients based on the number of healthcare services clients that utilize the Phreesia Platform and subscription fees for the Company’s self-service intake tablets (PhreesiaPads), on-site kiosks (Arrivals Kiosks) and any other applications. The Company’s healthcare services clients are typically billed monthly in arrears, though in some instances healthcare services clients may opt to be billed quarterly or annually in advance. Subscription fees are typically auto-debited from client’s accounts every month. Revenue for healthcare services client subscriptions is recognized over the term of the respective healthcare services client contract. The Company’s subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software. Revenue for related services is recognized as it is delivered if the services are distinct from the subscription service and is recognized over the remaining non-cancelable subscription term if it is not distinct from the subscription service. In certain arrangements, the Company leases its PhreesiaPads and Arrivals Kiosks through operating leases to its customers. Accordingly, these revenue transactions are accounted for using ASC 842, Leases.
The amount of subscription and related services revenues recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $6,489, $6,312 and $5,985 for the years ended January 31, 2022, 2021 and 2020, respectively.
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
(d) Disaggregation of revenue
Revenue from the Company’s contracts with its customers are disaggregated by revenue source on the accompanying statements of operations. The Company’s core service offerings are subscription and related services, payment processing fees and digital marketing solutions sold to life sciences companies. In addition, substantially all of the Company’s revenue is derived from customers in the United States.
(e) Remaining performance obligations
The Company does not disclose the value of unsatisfied performance obligations as the majority of its contracts relate to either contracts with an original term of one year or less or contracts with variable consideration (i.e., the Company’s payment processing fees revenue).
(f) Contract balances
Unbilled accounts receivable is a contract asset related to the delivery of the Company’s subscription and related services and for its life sciences revenue for which the related billings will occur in a future period. Deferred revenue is a contract liability primarily related to billings in advance of revenue recognition from the Company's subscription and life sciences services and, to a lesser extent, professional services and other revenues described above. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly or quarterly installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue on the accompanying balance sheets. Deferred revenue that will be recognized subsequent to the succeeding 12-month period is recorded as long-term deferred revenue on the accompanying balance sheets.

The following table represents a roll-forward of contract assets:

	January 31,
	2022	2021
Beginning Balance	$1,287	$676
Amount transferred to receivables from beginning balance of contract assets	(1,287)	(676)
Increases in contract assets due to acquisitions	243	—
Contract asset additions, net of reclassification to receivables	149	1,287
Ending Balance	$392	$1,287

The following table represents a roll-forward of deferred revenue:

	January 31,
	2022	2021
Beginning Balance	$10,838	$5,401
Revenue recognized that was included in deferred revenue at the beginning of the period	(10,838)	(5,097)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(18,334)	(1,512)
Increases in deferred revenue due to acquisitions	2,372	55
Increases due to invoicing prior to satisfaction of performance obligations	32,520	11,991
Ending Balance	$16,558	$10,838
(g) Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $2,211 and $2,025 for the years ended January 31, 2022 and 2021, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
The following table represents a roll-forward of deferred contract acquisition costs:

	January 31,
	2022	2021
Beginning balance	$2,941	$3,314
Additions to deferred contract acquisition costs	3,349	1,652
Amortization of deferred contract acquisition costs	(2,211)	(2,025)
Ending balance	4,079	2,941

Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,642	1,693
Deferred contract acquisition costs, non-current	2,437	1,248
Total deferred contract acquisition costs	$4,079	$2,941

6. Finance leases and other debt
As of January 31, 2022 and 2021, the Company had the following outstanding finance leases and other debt balances:

	January 31,
	2022	2021
Finance leases	$12,884	$9,702
Financing arrangements	266	1,533
Accrued interest and payments	94	100
Total finance lease liabilities and other debt	$13,244	$11,335
Less - current portion of finance lease liabilities and other debt	(5,821)	(4,864)
Long-term finance leases and other debt	$7,423	$6,471
(a) Financing arrangements

On November 2, 2018, the Company entered into a vendor financing agreement with a principal amount of $1,256 to finance the acquisition of certain internal use software licenses. As of January 31, 2022 and 2021, the outstanding principal balance of the financing agreement was $175 and $504, respectively. Interest accrues at an annual rate of 9.83%. The Company is required to repay $183 for the financing arrangement in June 2022, which includes principal and interest.

On April 10, 2020, the Company entered into a vendor financing agreement with a principal amount of $174 to finance the acquisition of certain internal use software licenses. As of January 31, 2022 and 2021, the outstanding principal balance of the financing agreement was $90 and $133, respectively. Interest accrues at an annual rate of 2.94%. The Company is required to make equal annual payments of $46 in May 2022 and May 2023, which includes principal and interest.

On July 21, 2020, the Company entered into an insurance premium financing agreement in order to finance its premium payments for directors' and officers' insurance. As of January 31, 2022 and 2021, there was no outstanding principal amount and $673 in outstanding principal under the agreement, respectively. The agreement bears interest of 2.6% per annum. The balance of the financing agreement was paid off during the first quarter of fiscal 2022, and there was no balance outstanding as of January 31, 2022.

(b) Finance leases

See Note 10 - Leases for more information regarding finance leases.

(c) Amended and Restated Loan and Security Agreement

On February 28, 2019 (the "Effective Date"), the Company entered into the Amended and Restated Loan and Security Agreement (the "First SVB Facility") that provided for a $20,000 term loan. In connection with the transaction, the Company recorded a $1,073 loss on extinguishment of debt within other (expense) income, net for the settlement of previously outstanding loans payable.
On May 5, 2020 (the "Second SVB Effective Date"), the Company entered into the Second SVB Facility. The Second SVB Facility modified the First SVB Facility. The Second SVB Facility provided for a revolving credit facility with an initial borrowing capacity of $50,000. The borrowing capacity could be increased to $65,000 at the sole discretion of Silicon Valley Bank. Upon entering into the Second SVB Facility, the Company borrowed $20,663 against the revolving credit facility and used the proceeds to repay all amounts due under the First SVB Facility term loan.
Borrowings under the Second SVB Facility were payable on May 5, 2025. Borrowings under the Second SVB Facility bore interest, which was payable monthly, at a floating rate equal to the greater of the Wall Street Journal Prime Rate or 4.5%. The interest rate would decrease by 0.5% upon reaching a defined level of Adjusted EBITDA as defined in the Second SVB Facility. For the year ended January 31, 2022, the interest rate on the Second SVB Facility was 4.5%. In addition to principal and interest due under the revolving credit facility, the Company was required to pay an annual commitment fee of $125 per year. The Second SVB Facility was paid off in December 2020. The Company had $50,000 of availability as of January 31, 2022.

In the event that the Company terminated the Second SVB Facility prior to May 5, 2024, the Company would be required to pay a termination fee of up to 1.5% of borrowing capacity based on the length of time between termination and maturity. Any Company obligations under the Second SVB Facility were secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Second SVB Facility included a financial covenant that required the Company to achieve certain profitability and liquidity thresholds. The financial covenant would not be effective if the Company maintained certain levels of liquidity as defined. Additionally, the Second SVB Facility contained customary events of default. The Company was in compliance with all covenants related to the Second SVB Facility as of January 31, 2022.

During the year ended January 31, 2021, the Company accounted for the settlement of the First SVB Facility term loan and the borrowings under the Second SVB Facility as a modification of debt and deferred $531 of fees including $406 of fees to terminate the First SVB Facility and $125 of fees to enter into the Second SVB Facility.

As of January 31, 2022 and 2021, there was no debt outstanding related to the Second SVB Facility. As a result, the Company presented all unamortized deferred costs within other assets as of January 31, 2022 and 2021, respectively. The Company was amortizing the remaining unamortized costs over the remaining term of the Second SVB Facility.
Maturities of finance leases and other debt in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
Fiscal year ending January 31:
2023	$5,821	$5,600	$221
2024	4,866	4,727	139
2025	2,401	2,401	—
2026	156	156	—
2027	—	—	—
Total maturities of finance leases and other debt	$13,244	$12,884	$360
The following table presents the components of interest (expense) income, net:

	Fiscal years ended January 31,
	2022	2021	2020
Interest expense (1)	$(1,163)	$(1,695)	$(3,043)
Interest income	79	122	598
Interest (expense) income, net	$(1,084)	$(1,573)	$(2,445)
(1) Includes amortization of deferred financing costs and original issue discount

7. Stockholders' Equity and Preferred Stock
(a) Common stock
The Company closed an IPO on July 22, 2019 and filed an amended and restated certification of incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.
In connection with the IPO, the Company issued and sold 7,812,500 shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of $130,781, after deducting underwriting discounts and commissions of $9,844 but before deducting deferred offering costs of $6,412. In addition to the shares of common stock sold by the Company upon the IPO, certain selling stockholders sold an aggregate 2,868,923 shares of common stock as part of the IPO, and 588,763 shares of common stock were issued upon the cashless exercise of common stock warrants.
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
(b) Treasury stock
The Company's equity based compensation plan allows for the grant of non-vested stock options, RSUs and TSR PSUs to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Under the provision of the plans, for RSU and PSU awards, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting of the RSU or PSU, the Company divides the participant's income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.
(c) Preferred Stock
Upon closing of the IPO, the Company's outstanding shares of Senior A redeemable convertible preferred stock ("Senior A Preferred"), Senior B redeemable convertible preferred stock ("Senior B Preferred", and together with the Senior A Preferred, the "Senior Preferred"), and the Junior convertible preferred stock (the "Junior Preferred", and together with the Senior Preferred, the "Convertible Preferred") automatically converted into shares of common stock and all outstanding shares of the Company's redeemable preferred stock ("Redeemable Preferred") were automatically extinguished and cancelled at the closing of the IPO. In addition, the Company's warrants to purchase shares of Senior Preferred were converted into warrants to purchase shares of the Company's common stock upon the closing of the IPO. Also, in connection with the IPO, the Company paid $14,955 in dividends to the Senior Preferred stockholders.
The following table summarizes changes in the Company's Series A Convertible Preferred and Redeemable Preferred for the fiscal year ended January 31, 2020:

	Redeemable preferred stock
	Senior A		Senior B		Junior		Redeemable
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amounts	Total
Balance, January 31, 2019	13,674,365	$79,311	9,197,142	$51,872	32,746,041	$32,746	42,560,530	$42,561	$206,490
Accretion of redeemable preferred stock	—	32,706	—	23,469	—	—	—	—	56,175
Conversion of preferred stock into common stock and cancellation of redeemable preferred stock	(13,674,365)	(112,017)	(9,197,142)	(75,341)	(32,746,041)	(32,746)	(42,560,530)	(42,561)	(262,665)
Balance, January 31, 2020	—	$—	$—	$—	$—	$—	$—	$—	$—
During the years ended January 31, 2022 and 2021, there were no new issuances of preferred stock, and there was no outstanding balance of preferred stock as of January 31, 2022 and 2021.
8. Equity-based compensation
(a) Equity award plans
In January 2018, the Board of Directors adopted the Company’s 2018 Stock Option Plan as amended, (the "2018 Stock Option Plan") which provided for the issuance of options to purchase up to 3,048,490 shares of the Company’s common stock to officers, directors, employees, and consultants. The option exercise price per share is determined by the Board of Directors based on the estimated fair value of the Company’s common stock.
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and will automatically increase each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the years ended January 31, 2022 and 2021 were made pursuant to the 2019 plan, respectively.

In June 2019, the Board of Directors also adopted the ESPP, which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved under the ESPP is limited to 855,873 shares.

As of January 31, 2022, there are 2,803,377 shares available for future grant pursuant to the 2019 plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 737,800 shares available for future grant pursuant to the ESPP. During the second quarter of fiscal 2022, the Company activated its ESPP. The ESPP has two six-month offering periods each year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions.
(b) Summary of stock-based compensation

The following table sets forth stock-based compensation by type of award:

	For the fiscal years ended January 31,
	2022	2021	2020
RSUs	$24,222	$10,693	$3,397
Liability awards	7,055	—	—
PSUs	2,389	93	—
Stock options	2,294	2,703	2,780
ESPP	763	—	—
Total stock-based compensation	$36,723	$13,489	$6,177

The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	For the fiscal years ended January 31,
	2022	2021	2020
Stock-based compensation expense recorded to additional paid-in capital(1)	$29,668	$13,489	$6,177
Stock-based compensation expense recorded to accrued expenses	7,055	—	—
Total stock-based compensation	36,723	13,489	6,177
Less stock-based compensation expense capitalized as internal-use software	(489)	—	—
Stock-based compensation expense per consolidated statements of operations(2)	$36,234	$13,489	$6,177

(1) Stock-based compensation included in the Company's consolidated statements of stockholders' equity is consistent with these amounts.
(2) Non-cash stock-based compensation expense included in the Company's consolidated statements of cash flows is $36,144, and excludes $90 of cash-settled stock-based compensation expense included in the Company's statements of operations.

(c) Restricted stock units

During fiscal 2020, prior to the IPO, the Company issued restricted stock units to employees and directors that vest based on both a time-based condition and a performance-based condition. Pursuant to the time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years. The performance-based condition was based on a sale of the Company or an IPO, as defined therein. The restricted stock units expire seven years from the grant date. Upon completion of the Company’s IPO in July 2019, the Company immediately recognized the fair value of the vested units with the unvested portion recognized over the remaining service period.

In addition, in August 2019, the compensation committee of the Board of Directors approved allowing executive officers the ability to elect to receive all or a portion of the bonus (based on its target bonus opportunity for the last half of the fiscal year) in the form of restricted stock units instead of cash. For such executive officers that elected to receive restricted stock units, such award was granted immediately after such election with a value equal to the portion of the target bonus opportunity that the executive officer elected not to receive in cash, and such award vests based on the achievement of the Company’s predefined performance targets. These performance-based awards were released in April 2020, after final approval by the Compensation Committee.

The Company has issued restricted stock units to employees and directors that vest based on a time-based condition. For RSUs granted prior to January 2021, pursuant to a time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years. The restricted stock units expire seven years from the grant date. During the year ended January 31, 2022, the Company modified the vesting of RSUs granted subsequent to January 1, 2021 for employees other than its named executive officers listed in its most recent proxy statement ("NEOs") and other members of its executive management team. Pursuant to the modified vesting schedule, RSUs granted after January 1, 2021 for employees other than NEOs and other members of its executive management team, vest 6.25% each quarter over four years based on continued service. For NEOs and other members of the Company's executive management team, RSUs granted after January 1, 2022 vest 6.25% each quarter over four years based on continued service.

Restricted stock units
Unvested, February 1, 2019	20,164
Granted during year	1,493,678
Vested	(43,011)
Forfeited and expired	(23,413)
Unvested, February 1, 2020	1,447,418
Granted during year	972,271
Vested	(242,049)
Forfeited and expired	(124,602)
Unvested, January 31, 2021	2,053,038
Granted during year	1,836,534
Vested	(559,767)
Forfeited and expired	(195,966)
Unvested, January 31, 2022	3,133,839

As of January 31, 2022, there is $102,442 remaining of total unrecognized compensation costs related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.2 years.
For the years ended January 31, 2022, 2021 and 2020, the weighted average grant date fair value of restricted stock units granted was $46.60, $32.78 and $21.31 respectively.
(d) Stock options
Options granted under the equity award plans have a maximum term of ten years and vest over a period determined by the Board of Directors (generally four years from the date of grant or the commencement of the grantee’s employment with the Company). Options generally vest 25% at the one-year anniversary of the grant date, after which point they generally vest pro rata on a monthly basis.
The fair value of stock options is estimated on the date of the grant using the Black-Scholes option pricing model for each of the stock option awards granted. The assumptions are provided below. Expected volatility was based on the stock volatility for comparable publicly traded companies. The Company uses the simplified method as described in SEC Staff Accounting Bulletin (SAB) 107 to estimate the expected life of stock options. Forfeitures are recorded when they occur. The risk-free rate was based on the U.S. Treasury yield curve at the time of the grant over the expected term of the stock option grants. The Company did not grant any options during the years ended January 31, 2022 and 2021.

Fiscal year ended January 31,
2020
Risk-free interest rate	2.18%
Expected dividends	none
Expected term (in years)	6.25
Volatility	45.15%
Weighted average fair value of grants	$4.99

Stock option activity for the fiscal years ended January 31, 2022, 2021 and 2020 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding—January 31, 2019	5,055,505	$2.45
Granted during the year	1,230,382	$8.78
Exercised	(691,371)	$2.62
Forfeited	(78,064)	$5.20
Outstanding and expected to vest — January 31, 2020	5,516,452	$3.80	6.22	$150,152
Outstanding—January 31, 2020	5,516,452	$3.80
Granted during the year	—	$—
Exercised	(2,216,368)	$2.39
Forfeited and expired	(88,730)	$7.45
Outstanding and expected to vest — January 31, 2021	3,211,354	$4.67	5.99	$194,676
Outstanding—January 31, 2021	3,211,354	$4.67
Granted during the year	—	$—
Exercised	(1,439,186)	$2.88
Forfeited and expired	(67,018)	$9.02
Outstanding and expected to vest — January 31, 2022	1,705,150	$6.01	5.94	$42,938
Exercisable — January 31, 2022	1,419,497	$5.46	5.69	$36,519
Amount vested during year ended January 31, 2022	551,341	$6.56

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the years ended January 31, 2022, 2021 and 2020 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $73,624, $33,575 and $13,960, respectively.
As of January 31, 2022, there is $1,415 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 0.99 years.
For the year ended January 31, 2022, stock-based compensation expense for stock options includes $363 related to the modification of stock options.
(e) TSR performance-based restricted stock units (PSUs)

The Company grants PSUs to certain members of its management team. PSUs vest over approximately three years from the grant date upon satisfaction of both time-based requirements and market targets based on Phreesia's TSR relative to the TSR of each member of the Peer Group. Depending on the percentage level at which the market-

based condition is satisfied, the number of shares vesting could be between 0% and 200% of the number of PSUs originally granted. To earn the target number of PSUs (which represents 100% of the number of PSUs granted), the Company must perform at the 60th percentile, with the maximum number of PSUs earned if the Company performed at least at the 90th percentile. If Phreesia's TSR for the performance period is negative, the maximum number of PSUs that can be earned will be capped at 100%.

The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model which projected TSR for Phreesia and each member of the Peer Group over the performance period. The Company recognizes the grant date fair value of PSUs as compensation expense over the vesting period.

	Fiscal years ended January 31,
	2022	2021
Correlation coefficient	0.3878	0.4230
Valuation date stock price	$36.03	$62.96
Simulation term	2.99 Years	3.00 Years
Volatility	44.32%	43.71%
Risk-free rate	1.23%	0.20%
Dividend yield	—%	—%
Weighted average fair value of grants	$48.47	$84.38

Market based PSU activity for the years ended January 31, 2021 and 2022 are as follows:

Performance stock units
Outstanding February 1, 2020	—
Granted during the year ended January 31, 2021	70,806
Outstanding, February 1, 2021	70,806
Granted during the year ended January 31, 2022	325,410
Vested	—
Forfeited and expired	—
Outstanding, January 31, 2022	396,216

As of January 31, 2022, unrecognized compensation cost for the PSUs was $19,265, to be recognized on a straight-line basis over 2.7 years, subject to the participants' continued employment with the Company.
(f) Employee stock purchase plan
The ESPP is a compensatory plan because it provides participants with terms that are more favorable than those offered to other holders of the Company's common stock. Employees purchase shares at the lesser of (1) 85% of the closing stock price on the first day of the offering period or (2) 85% of the closing stock price on the last day of the offering period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the U.S. Internal Revenue Code of 1986.

The fair value of shares granted under the ESPP during the year ended January 31, 2022 was estimated using a Black-Scholes pricing model with the following assumptions:

Year ended January 31, 2022
Risk-free interest rate	0.17%
Expected dividends	none
Expected term (in years)	0.49 years
Volatility	55.7%

In January 2022, the Company issued 42,530 shares of common stock for the ESPP purchase period ended on

December 31, 2021. In connection with this issuance, the Company recorded a $1,506 increase to additional paid-in capital within stockholders' equity. As of January 31, 2022, unrecognized compensation cost related to the ESPP was $830, to be recognized over the next five months.
(g) Liability awards
In August 2021, the Company approved allowing eligible employees to elect to receive all or a portion of their fiscal 2022 year end bonus in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Bonuses to be settled in shares will be settled at a value equal to 115% of the bonuses converted. These share settled bonuses vest based on the achievement of the Company’s predefined performance targets. The immediately vested restricted stock units will be issued in April 2022, after final approval by the Compensation Committee of the Board of Directors. As the share settled bonuses will be settled in a variable number of shares, the Company has classified the share settled bonuses as a liability, which is included within accrued expenses on the accompanying consolidated balance sheet as of January 31, 2022.
The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense.
9. Fair Value Measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of January 31, 2022 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2022

Money market mutual funds	$197,601	$—	$—	$197,601
Total assets	$197,601	$—	$—	$197,601

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

The Company used certain derivative financial instruments as part of its risk management strategy to reduce its foreign currency risk. The Company does not designate any derivatives as hedges in accordance with ASC 815 Derivatives and Hedging. The Company recognized all derivatives on the consolidated balance sheet at fair value based on quotes obtained from financial institutions. The fair value of its foreign currency forward contracts as of January 31, 2021 was an asset of $148, which was included in prepaid and other current assets on the accompanying consolidated balance sheet. The fair value of the foreign currency forward contracts were considered Level 2 in the fair value hierarchy as of January 31, 2021. The foreign currency forward contracts matured during the year ended January 31, 2022, and no foreign currency forward contracts remain outstanding as of January 31, 2022.
In connection with the QueueDr acquisition, the Company recorded contingent consideration liabilities within accrued expenses on the accompanying consolidated balance sheet as of January 31, 2021 for amounts payable to the selling shareholders based on collections from QueueDr customers. The Company was required to pay the selling shareholders a multiple of the amount collected on certain customer contracts through November 2022. Certain payments are reduced to the amount of customer collections if the customer contract is canceled. The fair value of the Company's contingent consideration liabilities was determined using estimated cash flows and likelihoods of contract cancellation to estimate the expected payout based on collections and active status of the underlying customer contracts. The fair value of the Company's contingent consideration liabilities was determined based on inputs which are not readily available in public markets. Therefore, the Company categorized the liabilities as Level 3 in the fair value hierarchy. Based on the performance of the underlying customer contracts, the Company paid the maximum amount payable on the contingent consideration liabilities during the fiscal years ended January 31, 2021 and 2022.
The following table presents a roll-forward of our contingent consideration liabilities:

Balance at acquisition date	$2,240
Change in fair value recognized in earnings	71
Settlements	(1,025)
Balance at January 31, 2021	1,286
Change in fair value recognized in earnings	258
Settlements	(1,544)
Balance at January 31, 2022	$—
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the years ended January 31, 2022 and 2021.

10. Leases
(a) Phreesia as Lessee
The Company leases several office premises and third-party data center space in the U.S and Canada under operating leases which expire on various dates through March 2027. The Company's principal offices are located in Raleigh, North Carolina. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The table below only considers lease obligations through the renewal date as the Company is not reasonably certain to elect the option to extend its leases beyond the option date. No arrangements contain residual value guarantees or restrictions imposed on the leases. The Company is also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.
The operating lease right-of-use assets were calculated as the present value of operating lease liabilities, less the amount of unamortized tenant improvement allowance and deferred rent. The discount rate used was the Company’s incremental borrowing rate given that the implicit rate to each lease was not readily determinable.
The Company has also entered into various finance lease arrangements for computer equipment. These agreements are typically for two to three years and are secured by the underlying equipment.

Supplemental balance sheet information related to operating and finance leases as of January 31, 2022 and 2021 was as follows:

	January 31,
	2022	2021
Operating leases:
Lease right-of-use assets	$2,337	$2,654
Lease liabilities, current	1,281	1,087
Lease liabilities, non-current	1,276	1,899
Total operating lease liabilities	$2,557	$2,986

Finance leases:
Property and equipment, at cost	$27,310	$19,933
Accumulated depreciation	(15,025)	(10,389)
Property and equipment, net	$12,285	$9,544
Lease liabilities, current (included in Current portion of finance lease liabilities and other debt)	5,600	3,820
Lease liabilities, non-current (included in Long-term finance lease liabilities and other debt)	7,284	5,882
Total finance lease liabilities	$12,884	$9,702

For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of January 31, 2022, for operating leases, the weighted-average remaining lease term is 2.2 years and the weighted-average discount rate is 3.5%. As of January 31, 2022, for finance leases, the weighted-average remaining lease term is 2.5 years, and the weighted-average discount rate is 3.7%.

The components of lease expense for the years ended January 31, 2022 and 2021 were as follows:

	Fiscal years ended January 31,
	2022	2021
Operating leases:
Operating lease cost	$1,096	$1,766
Variable lease cost	223	257
Total operating lease cost	$1,319	$2,023
Finance leases:
Amortization of right-of-use assets	$4,636	$2,876
Interest on lease liabilities	378	326
Total finance lease cost	$5,014	$3,202

The following represents a schedule of maturing lease commitments for operating and finance leases as of January 31, 2022:

	January 31, 2022
	Operating	Finance
Maturity of lease liabilities
Fiscal year ending January 31,
2023	$1,348	$5,956
2024	960	4,894
2025	225	2,444
2026	86	158
2027	42	—
Total future minimum lease payments	$2,661	$13,452
Less: interest	(104)	(568)
Present value of lease liabilities	$2,557	$12,884

Other supplemental cash flow information for the year ended January 31, 2022 and 2021 was as follows:

	Fiscal years ended January 31,
	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,206	$1,629
Operating cash used for finance leases	377	326
Financing cash used for finance leases	4,267	2,630
Total	$5,850	$4,585
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
During the years ended January 31, 2022 and 2021 the Company recognized $6,489 and $6,312, respectively in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of January 31, 2022 and 2021, except for those with terms less than one year.
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
In addition, the Company has indemnification agreements with its directors and its executive officers that require it, among other things, to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of those persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as a director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable it to recover a portion of any future indemnification amounts paid. To date, there have been no claims under any of its directors and executive officers indemnification provisions.
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
(c) Contingent consideration for acquisitions
Consideration transferred for the QueueDr acquisition included consideration payable contingent upon future events. The Company recorded a $1,286 contingent consideration liability on its consolidated balance sheet as of January 31, 2021, which was payable based upon the performance of certain acquired customer contracts. The Company paid $1,544 to settle the liability during the year ended January 31, 2022, and no liability remains outstanding as of January 31, 2022. See Note 16 - Acquisitions for additional discussion regarding contingent consideration.

(d) Other contractual commitments

Other contractual commitments consist primarily of non-cancelable purchase commitments to support our technology infrastructure. Future minimum payments under our non-cancelable purchase commitments as of January 31, 2022 are presented in the table below.

Purchase obligations
Year ending January 31,
2023	$6,638
2024	7,200
2025	3,261
2026	810
Thereafter	150
Total	$18,059

12. Income taxes
For the year ended January 31, 2022, the Company recorded a tax provision of $182, compared to a tax provision of $49, for the corresponding period in the prior year. Our provision for income taxes was 0.2% and 0.2% of loss before income taxes for the year ended January 31, 2022 and 2021, respectively. Our benefit from income taxes was 8.1% of loss before income taxes for the year ended January 31, 2020. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against the majority of its deferred tax assets, and due to foreign income tax expense recorded for the Company's Canada branch related to the use of net operating loss carry forwards to offset current income.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both January 31, 2022 and January 31, 2021.
The Company’s loss before income taxes was primarily generated in the United States for fiscal 2022, fiscal 2021 and fiscal 2020.
The Company's income tax provision (benefit) consisted of the following for fiscal 2022, 2021 and 2020:

	Fiscal years ended January 31,
	2022	2021	2020
Current tax
Federal	$—	$—	$—
State	39	114	—
Foreign	—	—	(1,005)
Deferred tax
Federal	—	(116)	—
State	—	(65)	—
Foreign	143	116	(775)
Total provision for (benefit from) income taxes	$182	$49	$(1,780)
A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate for the years ended January 31, 2022, 2021 and 2020 is as follows:

	Fiscal years ended January 31,
	2022	2021	2020
Federal income tax benefit at statutory rate	21%	21%	21%
State and local tax, net of federal benefit	9%	10%	3%
Permanent differences	—%	—%	(2)%
Equity compensation	6%	44%	7%
Foreign taxes	—%	—%	8%
Other	—%	(4)%	(4)%
Change in valuation allowance	(36)%	(71)%	(25)%
Effective income tax rate	—%	—%	8%

The significant components of the Company's deferred income tax assets and liabilities as of January 31, 2022 and 2021 are as follows:

	January 31,
Deferred tax assets (liabilities)	2022	2021
Net operating loss carryforwards	$88,979	$51,973
Stock based compensation	5,374	1,162
Accruals, reserves, and other expenses	3,697	2,823
Reserve for bad debts	521	443
Disallowed interest expense	1,934	1,586
Total deferred tax assets	100,505	57,987
Less valuation allowance	(97,279)	(54,563)
Net deferred tax assets	3,226	3,424
Depreciation and amortization	(1,250)	(1,568)
Intangible assets	(373)	(440)
Deferred contract acquisition costs	(1,088)	(758)
Total deferred tax liabilities	(2,711)	(2,766)
Deferred taxes, net	$515	$658

The Company has accumulated a Federal net operating loss carryforward of approximately $332,544 and $199,079 as of January 31, 2022 and 2021, respectively. This carryforward may be available to offset future income tax liabilities and will expire beginning in 2025. As of January 31, 2022, the Company's foreign branch had net operating loss carryforwards of approximately $1,943, which may be available to offset future income in Canada and will expire beginning in 2030.
Due to the uncertainty regarding the ability to realize the benefit of the U.S. deferred tax assets primarily relating to net operating loss carryforwards, valuation allowances have been established to reduce the U.S. deferred tax assets to an amount that is more likely than not to be realized.
On the basis of this evaluation, as of January 31, 2022 and 2021, the Company recorded a valuation allowance of $97,279 and $54,563, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The $42,716 increase in the valuation allowance recorded during the fiscal year ended January 31, 2022 relates primarily to deferred tax assets established and recorded during the fiscal year ended January 31, 2022. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable foreign income during the carryforward period are reduced.
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change by value in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-change income may be limited. As of January 31, 2022, the Company has U.S. net operating loss carryforwards of approximately $332.5 million. The Company has completed a Section 382 study and as a result of the analysis, it is more likely than not that the Company has experienced an “ownership change”. The Company may also experience ownership changes in the future as a result of subsequent shifts in its stock ownership. Accordingly, if the Company earns net taxable income, it is more likely than not that the Company's ability to use its pre-ownership change net operating loss carryforwards to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. The Company’s tax years are still open from 2018 to present and, to the extent utilized in future years' tax returns, net operating loss carryforwards at January 31, 2022 will remain subject to examination until the respective tax year is closed. The Company records unrecognized tax benefits as liabilities or as reductions to deferred tax assets in accordance with ASC 740 and adjusts these balances when its judgement changes as a result of the evaluation of new information previously not available. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.
The following is a roll forward of the Company's total gross unrecognized tax benefits:

	January 31,
	2022	2021	2020
Unrecognized income tax benefits, opening balance	$—	$—	$1,000
Increase for income tax positions of prior years	—	—	—
Lapse of statute of limitations	—	—	(1,000)
Unrecognized income tax benefits, ending balance	$—	$—	$—

13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Fiscal years ended January 31,
	2022	2021	2020
Numerator:
Net loss	$(118,161)	$(27,292)	$(20,293)
Preferred stock dividend paid	—	—	(14,955)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(56,175)
Net loss attributable to common stockholders	$(118,161)	$(27,292)	$(91,423)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	49,888,436	39,519,640	20,301,189
Net loss per share attributable to common stockholders	$(2.37)	$(0.69)	$(4.50)
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

	Fiscal years ended January 31,
	2022	2021	2020
Stock options to purchase common stock, restricted stock units and performance stock units	5,632,823	5,406,004	6,963,870
Employee stock purchase plan	75,370	—	—
Warrants to purchase common stock	—	—	75,137
Total	5,708,193	5,406,004	7,039,007

14. Retirement savings plan
On February 20, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all U.S. full-time employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax and post-

tax basis. Company contributions to the Plan may be made at the discretion of the Board of Directors of the Company. The Company did not make any contributions in years ended January 31, 2022, 2021 or 2020.
15. Related party transactions
For the year ended January 31, 2022, the Company recognized revenue totaling $482 for advertisements placed by a pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. For the years ended January 31, 2022 and 2021, accounts receivable from the pharmaceutical company totaled $173 and $68, respectively.
On September 29, 2021, the Company appointed a new independent member to its board of directors, effective October 1, 2021. The new board member is the chief executive officer and serves on the board of directors of a software company that has received payments from the Company pursuant to an existing software agreement since February 1, 2020. During the period from October 1, 2021 through January 31, 2022, the Company paid $412 to this software company. The Company has included $374 and $51 of payments to this software company within prepaid expenses and other current assets and other assets, respectively, in its consolidated balance sheet as of January 31, 2022. During the period from October 1, 2021 through January 31, 2022, the Company has included $182 of expenses related to the agreement with this software company within General and administrative expenses in its consolidated statement of operations for the year ended January 31, 2022.

The Company recognized revenue totaling approximately $2,425 and $5,318 from an affiliate of a stockholder of the Company for the years ended January 31, 2021 and 2020 respectively. Accounts receivable from the affiliate totaled approximately $2,072 as of January 31, 2020. The revenue presented above includes revenue earned while the entity was a related party. The entity was a related party for a portion of the year ended January 31, 2021 and was no longer a related party as of January 31, 2021 or during the fiscal year ended January 31, 2022.
16. Acquisitions
Acquisition of Insignia Health, LLC

On December 3, 2021, the Company entered into an agreement to acquire 100% of the outstanding equity of Insignia, a founder-led and mission-oriented company for cash consideration of $37,208. Insignia provides coaching and education solutions in conjunction with Insignia's exclusive worldwide license to the PAM. The PAM is a survey measuring a patient's knowledge, skills and ability to manage their care. The Company acquired Insignia to enable the Company to understand and engage patients in more personalized ways based on their level of activation. The acquisition of Insignia was accounted for as a business combination.
The following table summarizes the purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration:

Cash consideration paid to sellers	$37,112
Liabilities incurred to sellers	96
Total fair value of acquisition consideration	$37,208

The following table summarizes the calculation of cash paid for the acquisition of Insignia, net of cash acquired per the Company's consolidated statement of cash flows for the year ended January 31, 2022.

Cash consideration paid to sellers	$37,112
Less: Cash acquired	(2,689)
Cash paid for acquisition of Insignia, net of cash acquired per statement of cash flows	$34,423

The purchase price was allocated to the tangible assets acquired, the identifiable intangible assets acquired and the liabilities assumed based on their acquisition-date estimated fair values or other measurement bases specified by ASC 805 - Business Combinations.

The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

Cash	$2,689
Accounts receivable	994
Prepaid expenses and other assets	358
Operating lease right-of-use assets	606
Intangibles	10,700
Goodwill	25,410
Total assets acquired	40,757
Accounts payable	(84)
Accrued liabilities	(487)
Deferred revenue	(2,372)
Operating lease liabilities	(606)
Total purchase price	$37,208
The components of intangible assets acquired were as follows:

	Estimated Useful Life (in Years)	Fair Value
PAM license	15	$6,200
Customer relationships	10	4,500
Total identifiable intangible assets acquired		$10,700
The weighted average amortization period for acquired intangible assets as of the date of acquisition is 13 years.
The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of Insignia. The fair value of the acquired PAM license was estimated using the relief from royalty method. The fair value of customer relationships was estimated using a multi period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each asset.
The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method. The amortization of intangible assets is not expected to be deductible for income tax purposes.
The goodwill recognized in the acquisition of Insignia is primarily attributable to expected synergies of the combined businesses driven by integrating the PAM into the Phreesia Platform and engaging with patients in more personalized ways based on their level of activation, as well as the acquisition of an assembled workforce. The goodwill is not expected to be deductible for tax purposes.

During the fiscal year ended January 31, 2022, the Company incurred $720 of acquisition related costs for the acquisition of Insignia. These costs are primarily included within general and administrative expenses in our consolidated statement of operations.

Acquisition of QueueDr
On January 8, 2021, the Company entered into a stock purchase agreement with QueueDr to acquire 100% of the outstanding equity of QueueDr, an early-stage software company that automates the process of rescheduling cancellations and no-shows. We acquired QueueDr to enhance our appointments solution. The total acquisition-date fair value of consideration transferred for the acquisition consisted of $5.8 million in cash, $2.1 million of liabilities incurred and $2.2 million in performance-related contingent payments. The acquisition of QueueDr was accounted for as a business combination.
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
Liabilities incurred were primarily related to hold-backs for general representations and warranties. The maximum amount payable for contingent consideration was $2,574, based upon the performance of certain customer contracts.
The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition-date estimated fair values.
The following table summarizes the final allocation of the purchase price based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$217
Accounts receivable	455
Other current assets	192
Identified intangible assets acquired	1,780
Deferred tax asset	262
Goodwill	8,057
Other assets	223
Total assets acquired	11,186
Accounts payable	(86)
Accrued liabilities	(254)
Deferred revenue	(55)
Long-term debt	(223)
Deferred tax liability	(444)
Total purchase price	$10,124

The components of intangible assets acquired were as follows:

	Estimated Useful Life (in Years)	Fair Value
Acquired technology	5	$920
Customer relationships	10	860
Total identifiable intangible assets acquired		$1,780

The weighted average amortization period for acquired intangible assets as of the date of acquisition was 7.4 years.

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
During the fiscal year ended January 31, 2021, the Company incurred $282 of acquisition related costs for the acquisition of QueueDr. These costs were included within General and Administrative Expenses in our consolidated statement of operations.

17. Subsequent events
On March 28, 2022, the Company entered into the Third SVB Facility to increase the available revolving line of credit to $100 million. Borrowings under the Third SVB Facility are payable on May 5, 2025. Borrowings under the Third SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.50%. In addition to principal and interest due under the Third SVB Facility, the Company is required to pay an annual commitment fee of approximately $0.3 million per year, plus an annual fee equal to 0.15% of the unused balance of the facility, payable quarterly.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of January 31, 2022 of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022. In conducting this evaluation, we used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that we maintained effective internal control over financial reporting as of January 31, 2022.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Remediation of Previously Disclosed Material Weakness
In connection with the audit of our financial statements as of and for the fiscal year ended January 31, 2021, we had identified a material weakness in our internal control over financial reporting. As of January 31, 2021, we had determined that we had a material weakness because at that time we did not maintain effective user access and program change controls. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the fiscal year ended January 31, 2022, management, under the oversight of the audit committee, implemented measures designed to remediate the January 31, 2021 material weakness described above. The remediation actions included (i) hiring additional IT personnel including an IT compliance oversight function; (ii) developing enhanced risk assessment policies and procedures and developing and implementing enhanced controls with a focus on those related to user and privileged access and change management over IT systems impacting financial reporting; and (iii) enhancing documentation underlying information technology controls related to user access and change management on systems supporting financial reporting processes. The above remediation was completed during the fiscal year ended January 31, 2022.
We have tested and evaluated the implementation of these new and revised processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements and have concluded that our internal control over financial reporting was effective as of January 31, 2022.

Changes in Internal Control Over Financial Reporting
Subject to the above changes discussed in response to the remediated material weakness, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	File No.	Exhibit No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38977	3.1	September 10, 2019
3.2	Second Amended and Restated By-Laws of the Registrant.	10-K	001-38977	3.2	March 31, 2021
4.1	Specimen Common Stock Certificate.	S-1	333-232264	4.1	June 21, 2019
4.2	Fifth Amended and Restated Investor Rights Agreement, dated as of October 27, 2017, by and among the Registrant and certain of its stockholders.	S-1	333-232264	4.2	June 21, 2019
4.3	Description of Capital Stock.	10-K	001-38977	4.4	April 23, 2020
10.1#	Amended and Restated 2006 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	S-1	333-232264	10.1	June 21, 2019
10.2#	2018 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	S-1	333-232264	10.2	June 21, 2019
10.3#	2019 Stock Option and Incentive Plan and form of awards thereunder.				Filed herewith
10.4#	2019 Employee Stock Purchase Plan.	S-1/A	333-232264	10.4	July 8, 2019
10.5#	Second Amended and Restated Non-Employee Director Compensation Policy.	10-Q	001-38977	10.5	June 4, 2021
10.6#	Senior Executive Cash Bonus Plan.	S-1	333-232264	10.19	June 21, 2019
10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-232264	10.6	June 21, 2019
10.8#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Chaim Indig.	8-K	001-38977	10.1	January 28, 2021
10.9#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Evan Roberts.	8-K	001-38977	10.3	January 28, 2021
10.10#	Third Amended and Restated Employment Agreement, effective May 1, 2021, by and between the Registrant and Thomas Altier.	8-K	001-38977	10.2	May 4, 2021
10.11#	Second Amended and Restated Employment Agreement, effective May 1, 2021, by and between the Registrant and Randy Rasmussen.	8-K	001-38977	10.1	May 4, 2021

10.12#	Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Allison Hoffman.	10-Q	001-38977	10.3	June 4, 2021
10.13#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and David Linetsky.	10-Q	001-38977	10.4	June 4, 2021
10.14#	Form of Amended and Restated Employment Agreement between the Registrant and each of its U.S.-based executive officers.	S-1	333-232264	10.21	June 21, 2019
10.15#	Board Chairman Agreement, dated as of December 2018, by and between the Registrant and Michael Weintraub.	S-1	333-232264	10.12	June 21, 2019
10.16	Second Amended and Restated Loan and Security Agreement, dated as of May 5, 2020, by and between the Registrant and Silicon Valley Bank.	8-K	001-38977	10.1	May 11, 2020
10.17	First Loan Modification Agreement to Second Amended and Restated Loan and Security Agreement, dated as of March 28, 2022, by and between the Registrant and Silicon Valley Bank.	8-K	001-38977	10.1	March 30, 2022
10.18†	Lease Agreement, dated as of December 9, 2016, by and between the Registrant and Phoenix Limited Partnership of Raleigh, as amended by Lease Modification Agreement No. 1, dated as of May 13, 2017.	S-1	333-232264	10.14	June 21, 2019
10.19†	Lease Modification Agreement No. 2, dated as of October 22, 2019, by and between the Registrant and Phoenix Limited Partnership of Raleigh.	10-Q	001-38977	10.1	December 10, 2019
21.1	Subsidiaries of the Registrant				Filed herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				Filed herewith
24.1	Power of Attorney (included on signature page hereto).				Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
101.INS	Inline XBRL Instance Document.				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHREESIA, INC.

Date: March 31, 2022	By:	/s/ Chaim Indig
Name: Chaim Indig
Title: Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

Each individual whose signature appears below hereby constitutes and appoints each of Chaim Indig and Randy Rasmussen as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chaim Indig	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
Chaim Indig

/s/ Randy Rasmussen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
Randy Rasmussen

/s/ Michael Weintraub	Chairman and Director	March 31, 2022
Michael Weintraub

/s/ Edward Cahill	Director	March 31, 2022
Edward Cahill

/s/ Lainie Goldstein	Director	March 31, 2022
Lainie Goldstein

/s/ Gillian Munson	Director	March 31, 2022
Gillian Munson

/s/ Ramin Sayar	Director	March 31, 2022
Ramin Sayar

/s/ Mark Smith, M.D.	Director	March 31, 2022
Mark Smith, M.D.