Form 10-Q
period 2022-04-30
Phreesia, Inc.
filed 2022-06-03
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 1, 2022, 52,242,820 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PHREESIA, INC.
FORM 10-Q
For the Quarter Ended April 30, 2022

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
•Business or economic disruptions or global health concerns have harmed and may continue to harm our business and increase our costs and expenses.
•Privacy concerns or security breaches relating to our SaaS-based technology platform (the "Phreesia Platform" or our "Platform") could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
•We previously identified a material weakness in our internal control over financial reporting, and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
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
•the impact of the COVID-19 pandemic and other global financial, economic and political events on our business and our ability to attract, retain and cross-sell to healthcare services clients;
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
•our ability to realize the intended benefits of our acquisitions; and
•other risks and uncertainties, including those listed under the caption "Risk Factors."

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in these forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 30, 2022	January 31, 2022
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$269,190	$313,812
Settlement assets	21,305	19,590
Accounts receivable, net of allowance for doubtful accounts of $914 and $863 as of April 30, 2022 and January 31, 2022, respectively	46,354	40,262
Deferred contract acquisition costs	1,520	1,642
Prepaid expenses and other current assets	10,853	11,043
Total current assets	349,222	386,349
Property and equipment, net of accumulated depreciation and amortization of $57,594 and $53,321 as of April 30, 2022 and January 31, 2022, respectively	31,807	34,645
Capitalized internal-use software, net of accumulated amortization of $32,400 and $31,139 as of April 30, 2022 and January 31, 2022, respectively	22,807	17,643
Operating lease right-of-use assets	2,048	2,337
Deferred contract acquisition costs	2,198	2,437
Intangible assets, net of accumulated amortization of $1,521 and $1,178 as of April 30, 2022 and January 31, 2022, respectively	12,429	12,772
Deferred tax asset	291	515
Goodwill	33,621	33,621
Other assets	4,669	4,157
Total Assets	$459,092	$494,476
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$21,305	$19,590
Current portion of finance lease liabilities and other debt	6,100	5,821
Current portion of operating lease liabilities	1,304	1,281
Accounts payable	5,872	5,119
Accrued expenses	18,416	20,128
Deferred revenue	17,782	16,493
Total current liabilities	70,779	68,432
Long-term finance lease liabilities and other debt	5,999	7,423
Operating lease liabilities, non-current	947	1,276
Long-term deferred revenue	148	65
Total Liabilities	77,873	77,196
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value - 500,000,000 shares authorized as of both April 30, 2022 and January 31, 2022; 52,655,723 and 52,095,964 shares issued as of April 30, 2022 and January 31, 2022, respectively	527	521
Additional paid-in capital	880,567	860,657
Accumulated deficit	(481,180)	(429,938)
Treasury stock, at cost, 474,656 and 301,003 shares as of April 30, 2022 and January 31, 2022, respectively	(18,695)	(13,960)
Total Stockholders’ Equity	381,219	417,280
Total Liabilities and Stockholders’ Equity	$459,092	$494,476
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended April 30,
	2022	2021
Revenue:
Subscription and related services	$29,101	$21,819
Payment processing fees	19,381	16,644
Life sciences	14,872	9,828
Total revenues	63,354	48,291
Expenses:
Cost of revenue (excluding depreciation and amortization)	14,386	8,534
Payment processing expense	12,158	9,725
Sales and marketing	40,031	15,012
Research and development	20,635	8,054
General and administrative	20,855	12,671
Depreciation	4,278	3,297
Amortization	1,604	1,651
Total expenses	113,947	58,944
Operating loss	(50,593)	(10,653)
Other (expense) income, net	(31)	66
Interest (expense) income, net	(383)	(238)
Total other expense, net	(414)	(172)
Loss before provision for income taxes	(51,007)	(10,825)
Provision for income taxes	(235)	(149)
Net loss	$(51,242)	$(10,974)
Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(0.24)
Weighted-average common shares outstanding, basic and diluted	51,938,887	45,416,431
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2021	44,880,883	$449	$579,599	$(311,777)	$(4,965)	$263,306
Net loss	—	—	—	(10,974)	—	(10,974)
Stock-based compensation	—	—	5,774	—	—	5,774
Exercise of stock options and vesting of restricted stock units	214,346	2	498	—	—	500
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,145)	(1,145)
Issuance of common stock in follow-on public offering, net	5,175,000	52	245,761	—	—	245,813
Balance, April 30, 2021	50,270,229	$503	$831,632	$(322,751)	$(6,110)	$503,274

Balance, February 1, 2022	52,095,964	$521	$860,657	$(429,938)	$(13,960)	$417,280
Net loss	—	—	—	(51,242)	—	(51,242)
Stock-based compensation	—	—	12,594	—	—	12,594
Exercise of stock options and vesting of restricted stock units	326,624	4	544	—	—	548
Issuance of stock for share-settled bonus awards	233,135	2	6,772	—	—	6,774
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(4,735)	(4,735)
Balance, April 30, 2022	52,655,723	$527	$880,567	$(481,180)	$(18,695)	$381,219

See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended April 30,
	2022	2021
Operating activities:
Net loss	$(51,242)	$(10,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,882	4,948
Stock-based compensation expense	14,151	5,774
Amortization of deferred financing costs and debt discount	77	72
Cost of Phreesia hardware purchased by customers	277	135
Deferred contract acquisition costs amortization	467	575
Non-cash operating lease expense	289	256
Deferred tax asset	224	125
Changes in operating assets and liabilities:
Accounts receivable	(6,092)	(912)
Prepaid expenses and other assets	(450)	(809)
Deferred contract acquisition costs	(106)	(1,967)
Accounts payable	123	(1,068)
Accrued expenses and other liabilities	1,701	(3,678)
Lease liability	(306)	(335)
Deferred revenue	1,372	2,385
Net cash used in operating activities	(33,633)	(5,473)
Investing activities:
Capitalized internal-use software	(5,239)	(2,916)
Purchases of property and equipment	(1,785)	(3,983)
Net cash used in investing activities	(7,024)	(6,899)
Financing activities:
Proceeds from issuance of common stock in equity offerings, net of underwriters' discounts and commissions	—	245,813
Proceeds from issuance of common stock upon exercise of stock options	709	1,356
Treasury stock to satisfy tax withholdings on stock compensation awards	(4,307)	(1,145)
Payment of offering costs	—	(30)
Proceeds from employee stock purchase plan	1,214	—
Finance lease payments	(1,468)	(1,050)
Principal payments on financing agreements	—	(673)
Debt issuance costs and loan facility fee payments	(113)	—
Net cash (used in) provided by financing activities	(3,965)	244,271
Net (decrease) increase in cash and cash equivalents	(44,622)	231,899
Cash and cash equivalents – beginning of period	313,812	218,781
Cash and cash equivalents – end of period	$269,190	$450,680

Supplemental information of non-cash investing and financing information:
Right-of-use assets recorded in exchange for operating lease liabilities	$—	$81
Property and equipment acquisitions through finance leases	$140	$203
Deferred offering costs included in accounts payable and accrued expenses	$—	$362
Purchase of property and equipment and capitalized software included in accounts payable	$1,755	$351
Capitalized stock-based compensation	$348	$—
Issuance of stock to settle liability classified stock-based compensation awards	$6,774	$—
Cash paid for:
Interest	$128	$156
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

(b) Liquidity

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

Management believes that the Company’s cash and cash equivalents at April 30, 2022, along with cash generated in the normal course of business, and available borrowing capacity under the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank ("SVB"), as amended by the First Loan Modification Agreement (as amended, the "Third SVB Facility") (Note 6), are sufficient to fund its operations for at least the next 12 months.

The Company will seek to obtain additional financing, if needed, to successfully implement its long-term strategy.

2. Basis of presentation
(a) Consolidated financial statements
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding quarterly financial reporting and include the accounts of Phreesia, Inc., its branch operation in Canada and its consolidated subsidiaries (or collectively, the "Company").

(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2023 and 2022 refer to the fiscal years ending on January 31, 2023 and January 31, 2022, respectively.

(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of April 30, 2022 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended April 30, 2022 and 2021. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2022.

3. Summary of significant accounting policies
The Company’s significant accounting policies are disclosed in the audited financial statements for the fiscal year ended January 31, 2022. Since the date of those audited financial statements, there have been no material changes to the Company’s significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.

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
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for both the three months ended April 30, 2022 and 2021. As of April 30, 2022 and January 31, 2022, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.

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
Other Risks and Uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws and government regulations. Additionally, the Company is subject to other risks associated with the markets in which it operates including reliance on third party vendors, partners, and service providers. Certain of the Company's service providers, including certain third-party software developers, are located in international locations subject to warfare and/or political and economic instability, such as Russia, Ukraine and India. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of the Company's business and the Company's customer’s facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, political and economic instability, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of our productions and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of the Company's operations, adversely impacting the Company’s operating results and the Company's ability to meet the Company's obligations and commitments.
(d) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three months ended April 30, 2022, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
Recent accounting pronouncements not yet adopted
There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of April 30, 2022 and January 31, 2022 are as follows:

	April 30, 2022	January 31, 2022
Payroll-related expenses and taxes	$6,475	$10,780
Payment processing fees liability	4,057	3,502
Tax liabilities	3,082	2,093
Information technology services	1,215	1,266
Other	3,587	2,487
Total	$18,416	$20,128

(b) Property and equipment
Property and equipment as of April 30, 2022 and January 31, 2022 are as follows:

	Useful Life
	(years)	April 30, 2022	January 31, 2022
PhreesiaPads and Arrivals Kiosks	3	$26,596	$26,387
Computer equipment	3	55,023	53,957
Computer software	3 to 5	5,436	5,311
Hardware development	3	1,058	1,024
Furniture and fixtures	7	539	539
Leasehold improvements	2	749	748
Total property and equipment		$89,401	$87,966
Less accumulated depreciation		(57,594)	(53,321)
Property and equipment — net		$31,807	$34,645
Depreciation expense related to property and equipment amounted to $4,278 and $3,297 for the three months ended April 30, 2022 and 2021, respectively.
Assets acquired under finance leases included in computer equipment were $27,450 and $27,310 as of April 30, 2022 and January 31, 2022, respectively. Accumulated amortization of assets under finance leases was $16,437 and $15,025 as of April 30, 2022 and January 31, 2022, respectively.

(c) Capitalized internal use software
For the three months ended April 30, 2022 and 2021, the Company capitalized $6,425 and $2,272, respectively, of costs related to the Phreesia Platform.
During the three months ended April 30, 2022 and 2021, amortization expense related to capitalized internal-use software was $1,261 and $1,523, respectively.

(d) Intangible assets and goodwill
The following presents the details of intangible assets as of April 30, 2022 and January 31, 2022:

	Useful Life
	(years)	April 30, 2022	January 31, 2022
Acquired technology	5	$1,410	$1,410
Customer relationship	7 to 10	6,340	6,340
License	15	6,200	6,200
Total intangible assets, gross carrying value		$13,950	$13,950
Less accumulated amortization		(1,521)	(1,178)
Net carrying value		$12,429	$12,772
The remaining useful life for acquired technology in years is 3.3 and 3.5 as of April 30, 2022 and January 31, 2022, respectively. The remaining useful life for customer relationships in years is 8.9 and 9.2 as of April 30, 2022 and January 31, 2022, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years is 14.6 and 14.8 as of April 30, 2022 and January 31, 2022, respectively.
Amortization expense associated with intangible assets amounted to $343 and $128 for the three months ended April 30, 2022 and 2021, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of April 30, 2022:

April 30, 2022
2023 (Remaining nine months)	$1,029
Fiscal Years Ending January 31,
2024	1,358
2025	1,273
2026	1,242
2027 - thereafter	7,527
Total	$12,429

There were no significant changes to the Company's goodwill balance during the three months ended April 30, 2022. The Company did not record any impairments of goodwill during the three months ended April 30, 2022 or 2021. Goodwill was $33,621 as of both April 30, 2022 and January 31, 2022.
(e) Accounts receivable
Accounts receivable as of April 30, 2022 and January 31, 2022 are as follows:

	April 30, 2022	January 31, 2022
Billed	$45,773	$40,733
Unbilled	1,495	392
Total accounts receivable, gross	$47,268	$41,125
Less accounts receivable allowances	(914)	(863)
Total accounts receivable	$46,354	$40,262

Activity in the Company's allowance for doubtful accounts was as follows for the three months ended April 30, 2022:

April 30, 2022
Balance, January 31, 2022	$863
Bad debt expense	64
Write-offs and adjustments	(13)
Balance, April 30, 2022	$914

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

(f) Prepaid and other current assets
Prepaid and other current assets as of April 30, 2022 and January 31, 2022 are as follows:

	April 30, 2022	January 31, 2022
Prepaid software and business systems	$4,351	$3,738
Prepaid data center expenses	3,095	3,230
Prepaid insurance	927	1,924
Other prepaid expenses and other current assets	2,480	2,151
Total prepaid and other current assets	$10,853	$11,043
(g) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. Subsequent to the adoption of ASU 2018-15 in May 2020, the Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within Prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532 and $1,514 as of April 30, 2022 and January 31, 2022, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $299 and $199 as of April 30, 2022 and January 31, 2022, respectively.

(h) Other (expense) income, net

Other (expense) income, net for the three months ended April 30, 2022 and 2021 was expense of $31 and income of $66, respectively. For all periods presented, other (expense) income, net was composed primarily of foreign exchange losses and gains.
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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $2,492 and $1,644 for the three months ended April 30, 2022 and 2021, respectively.

Contract balances
The following table represents a roll-forward of contract assets:

January 31, 2022	$392
Amount transferred to receivables from beginning balance of contract assets	(152)
Contract asset additions, net of reclassification to receivables	1,255
April 30, 2022	$1,495

The following table represents a roll-forward of deferred revenue:

January 31, 2022	$16,558
Revenue recognized that was included in deferred revenue at the beginning of the period	(9,723)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(7,903)
Increases due to invoicing prior to satisfaction of performance obligations	18,998
April 30, 2022	$17,930

Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $467 and $575 for the three months ended April 30, 2022 and 2021, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Beginning balance, January 31, 2022	$4,079
Additions to deferred contract acquisition costs	106
Amortization of deferred contract acquisition costs	(467)
Ending balance, April 30, 2022	3,718

Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,520
Deferred contract acquisition costs, non-current	2,198
Total deferred contract acquisition costs	$3,718
6. Finance leases and other debt
As of April 30, 2022 and January 31, 2022, the Company had the following outstanding finance lease liabilities and other debt:

	April 30, 2022	January 31, 2022
Finance leases	$11,555	$12,884
Financing arrangements	271	266
Accrued interest and payments	273	94
Total finance lease liabilities and other debt	12,099	13,244
Less - current portion of finance lease liabilities and other debt	(6,100)	(5,821)
Long-term finance lease liabilities and other debt	$5,999	$7,423

(a) Finance leases

See Note 10 - Leases for more information regarding finance leases.
(b) Amended and Restated Loan and Security Agreement

On February 28, 2019 (the "Effective Date"), the Company entered into the Amended and Restated Loan and Security Agreement (the "First SVB Facility") that provided for a $20,000 term loan. In connection with the transaction, the Company recorded a $1,073 loss on extinguishment of debt within other (expense) income, net for the settlement of previously outstanding loans payable.

On May 5, 2020, the Company entered into the Second SVB Facility. The Second SVB Facility modified the First SVB Facility. The Second SVB Facility provided for a revolving credit facility with an initial borrowing capacity of

$50,000. The borrowing capacity could be increased to $65,000 at the sole discretion of Silicon Valley Bank. Upon entering into the Second SVB Facility, the Company borrowed $20,663 against the revolving credit facility and used the proceeds to repay all amounts due under the First SVB Facility term loan.

On March 28, 2022 (the "Third SVB Effective Date"), the Company entered into a First Loan Modification Agreement to the Second SVB Facility (as amended, the "Third SVB Facility") to increase the borrowing capacity from $50,000 to $100,000 and to reduce the interest rate on the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. Borrowings under the Third SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%. For the three months ended April 30, 2022, the interest rate on the Second SVB Facility was 3.25%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of approximately $250 per year and a quarterly fee of 0.15% per annum of the average unused revolving line under the facility. The Company had $100,000 of availability under the facility as of April 30, 2022.

In the event that the Company terminates the Third SVB Facility prior to May 5, 2024, the Company will be required to pay a termination fee of up to 1.5% of borrowing capacity based on the length of time between termination and maturity. Any Company obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Third SVB Facility includes a financial covenant that requires the Company to maintain a minimum Adjusted Quick Ratio as defined in the Third SVB Facility. The Third SVB Facility also includes a financial covenant that requires the Company to achieve certain profitability and liquidity thresholds. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. Additionally, the Third SVB Facility contains customary events of default. The Company was in compliance with all covenants related to the Third SVB Facility as of April 30, 2022.

The Company presents unamortized deferred costs within other assets. The Company is amortizing the remaining unamortized costs over the remaining term of the Third SVB Facility.
Maturities of finance leases and other debt, in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
2023 (Remaining nine months)	$4,773	$4,274	$499
Fiscal year ending January 31:
2024	4,827	4,782	45
2025	2,347	2,347	—
2026	152	152	—
2027	—	—	—
Total maturities of finance leases and other debt	$12,099	$11,555	$544
The components of interest (expense) income, net are as follows:

	Three months ended April 30,
	2022	2021
Interest expense (1)	$(402)	$(258)
Interest income	19	20
Interest (expense) income, net	$(383)	$(238)
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

8. Equity-based compensation
(a) Equity award plans
In January 2018, the Board of Directors adopted the Company’s 2018 Stock Option Plan (as amended, the "2018 Stock Option Plan") which provided for the issuance of options to purchase up to 3,048,490 shares of the Company’s common stock to officers, directors, employees, and consultants. The option exercise price per share is determined by the Board of Directors based on the estimated fair value of the Company’s common stock.
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the three months ended April 30, 2022 were made pursuant to the 2019 Plan.
In June 2019, the Board of Directors also adopted the Company’s 2019 Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved under the ESPP is limited to 855,873 shares.
In August 2021, the Company amended its fiscal 2022 incentive bonus to allow eligible employees to elect to receive all or a portion of their fiscal 2022 year end incentive compensation in the form of immediately vested restricted stock units instead of cash. In February 2022, the Company amended its fiscal 2023 incentive bonus to allow eligible employees to elect to receive all or a portion of their fiscal 2023 incentive compensation in the form of immediately vested restricted stock units instead of cash.

As of April 30, 2022, there are 3,789,727 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 743,690 shares available for future grant pursuant to the ESPP. During the second quarter of fiscal 2022, the Company activated its ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions.

(b) Summary of stock-based compensation

The following table sets forth stock-based compensation by type of award:

	Three months ended April 30,
	2022	2021
RSUs	$9,949	$4,770
Liability awards	1,905	—
PSUs	1,642	485
Stock options	516	519
ESPP	487	—
Total stock based compensation	$14,499	$5,774

The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended April 30,
	2022	2021
Stock-based compensation expense recorded to additional paid-in capital(1)	$12,594	$5,774
Stock-based compensation expense recorded to accrued expenses	1,905	—
Total stock-based compensation	14,499	5,774
Less stock-based compensation expense capitalized as internal-use software	(348)	—
Stock-based compensation expense per consolidated statements of operations	$14,151	$5,774

(1) Stock-based compensation included in the Company's consolidated statements of stockholders' equity is consistent with these amounts.
(c) Restricted stock units
The Company has issued restricted stock units to employees and independent directors that vest based on a time-based condition. For RSUs granted to employees prior to January 2021, pursuant to a time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years. The restricted stock units expire seven years from the grant date. During the year ended January 31, 2022, the Company modified the vesting of RSUs granted subsequent to January 1, 2021 for employees other than its named executive officers listed in its most recent proxy statement ("NEOs") and other members of its executive management team. Pursuant to the modified vesting schedule, RSUs granted after January 1, 2021 for employees other than NEOs and other members of its executive management team vest 6.25% each quarter over four years based on continued service. For NEOs and other members of the Company's executive management team, RSUs granted after January 1, 2022 vest 6.25% each quarter over four years based on continued service.
Additionally, the Company provides certain employees the option to settle their incentive bonus in immediately vested RSUs. In April 2022, the Company issued 233,135 immediately vested RSUs to settle fiscal 2022 share settled bonus awards. The RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share settled bonus awards.

Restricted stock units
Unvested, January 31, 2022	3,133,839
Granted in three months ended April 30, 2022	1,893,818
Vested	(452,996)
Forfeited and expired	(107,801)
Unvested, April 30, 2022	4,466,860

As of April 30, 2022, there is $131,127 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.3 years.
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

Stock option activity for the three months ended April 30, 2022 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2022	1,705,150	$6.01
Granted in three months ended April 30, 2022	—	$—
Exercised	(108,588)	$5.06
Forfeited and expired	(5,653)	$2.67
Outstanding and expected to vest — April 30, 2022	1,590,909	$6.08	5.70	$26,720
Exercisable — April 30, 2022	1,322,897	$5.52	5.45	$22,971
Amount vested in three months ended April 30, 2022	17,622	$6.05
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended April 30, 2022 and 2021 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $2,452 and $9,700, respectively.
As of April 30, 2022, there is $1,029 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 0.8 years.
For the three months ended April 30, 2022, stock-based compensation expense for stock options includes $213 related to the modification of stock options.

(e) TSR performance-based restricted stock units ("PSUs")

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

Market-based PSU activity for the three months ended April 30, 2022 are as follows:

Performance stock units
Outstanding, January 31, 2022	396,216
Granted in three months ended April 30, 2022	—
Vested	—
Forfeited and expired	(3,555)
Outstanding, April 30, 2022	392,661
As of April 30, 2022, unrecognized compensation cost related to PSUs was $17,323, to be recognized on a straight-line basis over a weighted average term of 2.5 years, subject to the participants' continued employment with the Company.
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
As of April 30, 2022, unrecognized compensation cost related to the ESPP was $311. The unrecognized compensation cost is expected to be recognized over the next two months.

(g) Liability awards
In August 2021, the Company amended its fiscal 2022 incentive bonus to allow eligible employees to elect to receive all or a portion of their fiscal 2022 year end incentive compensation in the form of immediately vested restricted stock units instead of cash. In February 2022, the Company amended its fiscal 2023 incentive bonus to allow eligible employees to elect to receive all or a portion of their fiscal 2023 incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the bonuses converted. These share settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share settled bonus awards as liabilities within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. During the three months ended April 30, 2022, the Company settled $6,774 of fiscal 2022 share settled bonus awards by issuing 233,135 immediately vested RSUs. See (c) Restricted Stock Units above for additional discussion regarding RSUs.
The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense.

9. Fair value measurements

The following table presents information about the Company's assets and liabilities that are measured at fair value as of April 30, 2022 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2022

Money market mutual funds	$197,620	$—	$—	$197,620
Total assets	$197,620	$—	$—	$197,620

The following table presents information about the Company's assets and liabilities that are measured at fair value as of January 31, 2022 and indicates the classification of each item within the fair value hierarchy (in thousands):

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
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the three months ended April 30, 2022 and 2021.
10. Leases
(a) Phreesia as lessee
The Company leases several office premises and third-party data center space in the U.S. and Canada under operating leases which expire on various dates through March 2027. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The Company has also entered into various finance lease arrangements for computer equipment. These agreements are typically for two to three years and are secured by the underlying equipment.
For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of April 30, 2022, for operating leases, the weighted-average remaining lease term is 2.0 years and the weighted-average discount rate is 3.5%. As of April 30, 2022, for finance leases, the weighted-average remaining lease term is 2.2 years, and the weighted-average discount rate is 3.6%.

The components of lease expense for the three months ended April 30, 2022 were as follows:

April 30, 2022
Operating leases:
Operating lease cost	$314
Variable lease cost	16
Total operating lease cost	$330
Finance leases:
Amortization of right-of-use assets	$1,412
Interest on lease liabilities	109
Total finance lease cost	$1,521

The following represents a schedule of maturing lease commitments for operating and finance leases as of April 30, 2022:

	April 30, 2022
	Operating	Finance
Maturity of lease liabilities
2023 (remaining nine months)	$1,018	$4,450
Fiscal year ending January 31,
2024	960	4,980
2025	225	2,444
2026	86	158
Thereafter	42	—
Total future minimum lease payments	$2,331	$12,032
Less: interest	(80)	(477)
Present value of lease liabilities	$2,251	$11,555

Other supplemental cash flow information for the three months ended April 30, 2022 was as follows:

April 30, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$331
Operating cash used for finance leases	109
Financing cash used for finance leases	1,468
Total	$1,908

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$—
Finance	140
Total	$140
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
During the three months ended April 30, 2022, the Company recognized $2,492 in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of April 30, 2022, except for those with terms less than one year.

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
(c) Other contractual commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support our technology infrastructure. During the three months ended April 30, 2022, there were no significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.
12. Income taxes
For the three months ended April 30, 2022, the Company recorded a tax provision of $235, compared to a tax provision of $149 for the corresponding period in the prior year. The Company's provision for income taxes was 0.5% and 1.4% of loss before income taxes for the three months ended April 30, 2022 and 2021, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against the majority of its deferred tax assets, as well as deferred tax expense related to the use of net operating loss carry forwards attributable to the Company’s Canadian branch.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both April 30, 2022 and January 31, 2022.

13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended April 30,
	2022	2021
Numerator:
Net loss	$(51,242)	$(10,974)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	51,938,887	45,416,431
Net loss per share attributable to common stockholders	$(0.99)	$(0.24)

(b) Potential dilutive securities

The Company’s potential dilutive securities, which include stock options, restricted stock units, performance stock units and grants under our employee stock purchase plan, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of April 30,
	2022	2021
Stock options to purchase common stock, restricted stock units and performance stock units	6,846,560	5,727,577
Employee stock purchase plan	69,480	—
Total	6,916,040	5,727,577

14. Related party transactions
For the three months ended April 30, 2022 and 2021, the Company recognized revenue totaling $153 and $135, respectively, for advertisements placed by a pharmaceutical company, respectively. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of April 30, 2022 and January 31, 2022, accounts receivable from the pharmaceutical company totaled approximately $106 and $173, respectively.
For the three months ended April 30, 2022, the Company recognized general and administrative expenses totaling $142, for software agreements with a software company. One of the Company's independent members of its board of directors serves as the chief executive officer and on the board of directors for this software company. As of April 30, 2022 and January 31, 2022, prepaid expenses and other current assets include approximately $283 and $374 of payments to this software company, respectively. As of January 31, 2022, other assets include $51 of payments to this software company. This software company has been a related party since October 2021 when this software company's chief executive officer and board member became an independent member of the Company's board of directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes thereto included in our Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022. In addition to historical financial information, the following discussion and analysis and information set forth elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Financial Highlights
•Total revenue increased 31% to $63.4 million in the three months ended April 30, 2022, as compared with $48.3 million in the three months ended April 30, 2021.
•Net loss was $51.2 million in the three months ended April 30, 2022, as compared to $11.0 million in the three months ended April 30, 2021.
•Adjusted EBITDA was negative $30.6 million in the three months ended April 30, 2022, as compared to positive $0.1 million in the three months ended April 30, 2021.
•Net cash used in operating activities was $33.6 million for the three months ended April 30, 2022, as compared to net cash used in operating activities of $5.5 million for the three months ended April 30, 2021.
•Free cash flow was negative $40.7 million for the three months ended April 30, 2022, as compared to negative $12.4 million for the three months ended April 30, 2021.
•Cash and cash equivalents as of April 30, 2022 was $269.2 million, a decrease of $44.6 million compared to January 31, 2022, driven primarily by net cash used in operating activities and capital expenditures.
For a reconciliation of Adjusted EBITDA to net loss and a reconciliation of free cash flow to net cash used in operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”
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

Since our inception, we have focused substantially all of our sales efforts within the United States. Accordingly, substantially all of our revenue from historical periods has come from the United States, and our current strategy is to continue to focus substantially all of our sales efforts within the United States.
Our revenue growth has been primarily organic and reflects our significant addition of new healthcare services clients and increased revenue from existing clients. New healthcare services clients are defined as clients that go live in the applicable period and existing healthcare services clients are defined as clients that go live in any period before the applicable period.
Investments in Growth
During the fiscal year ended January 31, 2022, we accelerated hiring and overall investments across all areas of Phreesia to prepare for our anticipated growth in clients and use of our platform. The growth in expenditures from the three months ended April 30, 2021 to the three months ended April 30, 2022 reflects the investments made during the fiscal year ended January 31, 2022. In fiscal 2023 and thereafter, we expect growth in our team and compensation to moderate.
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

	Three months ended April 30,
Unaudited	2022	2021
Key Metrics:
Healthcare services clients (average over period)	2,526	1,902
Average revenue per healthcare services client	$19,193	$20,222

We remain focused on building secure and reliable products that derive a strong return on investment for our clients and implementing them with speed and ease. This strategy continues to enable us to grow our network of healthcare services clients. As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, during the fourth quarter of fiscal year 2022, we renamed our key metric "provider clients (average over period)" to "healthcare services clients (average over period)". We also renamed our key metric "average revenue per provider client" to "average revenue per healthcare services client."
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
Additional Information

	Three months ended April 30,
Unaudited	2022	2021
Patient payment volume (in millions)	$837	$701
Payment facilitator volume percentage	80%	78%
•Patient payment volume. We believe that patient payment volume is an indicator of both the underlying health of our healthcare services clients’ businesses and the continuing shift of healthcare costs to patients. We measure patient payment volume as the total dollar volume of transactions between our healthcare services clients and their patients utilizing our payment platform, including via credit and debit cards that we process as a payment facilitator as well as cash and check payments and credit and debit transactions for which we act as a gateway to other payment processors.
•Payment facilitator volume percentage. We define payment facilitator volume percentage as the volume of credit and debit card patient payment volume that we process as a payment facilitator as a percentage of total patient payment volume. Payment facilitator volume is a major driver of our payment processing revenue. Our payment facilitator volume percentage could decline slightly over time should we increase our penetration of enterprise customers that are less likely to use Phreesia as a payment facilitator.
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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through the Phreesia Platform. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 80% and 78% of our patient payment volume in the three months ended April 30, 2022 and 2021, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions. Utilization trends have been dynamic through the pandemic, diverging from our pre-pandemic seasonality. We expect the environment to remain dynamic through fiscal year 2023.
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
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that certain deferred tax assets as of April 30, 2022 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Comparison of results of operations for the three months ended April 30, 2022 and 2021

Revenue

	Three months ended April 30,
(in thousands)	2022	2021	$ Change	% Change
Subscription and related services	$29,101	$21,819	$7,282	33%
Payment processing fees	19,381	16,644	2,737	16%
Life sciences	14,872	9,828	5,044	51%
Total revenue	$63,354	$48,291	$15,063	31%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $7.3 million to $29.1 million for the three months ended April 30, 2022, as compared to $21.8 million for the three months ended April 30, 2021, primarily due to new healthcare services clients added as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $2.7 million to $19.4 million for the three months ended April 30, 2022, as compared to $16.6 million for the three months ended April 30, 2021, due to the addition of more healthcare services clients and expansion of services provided to existing healthcare services clients.
•Life sciences. Our revenue from life science clients for digital marketing increased $5.0 million to $14.9 million for the three months ended April 30, 2022, as compared to $9.8 million for the three months ended April 30, 2021, due to an increase in new digital marketing solutions programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended April 30,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$14,386	$8,534	$5,852	69%
Cost of revenue (excluding depreciation and amortization) increased $5.9 million to $14.4 million for the three months ended April 30, 2022, as compared to $8.5 million for the three months ended April 30, 2021. The increase resulted primarily from a $3.3 million increase in employee compensation costs driven by higher compensation for existing employees and increased headcount as well as higher outside services costs.
Stock compensation incurred related to cost of revenue was $0.8 million and $0.4 million for the three months ended April 30, 2022 and 2021, respectively.

Payment processing expense

	Three months ended April 30,
(in thousands)	2022	2021	$ Change	% Change
Payment processing expense	$12,158	$9,725	$2,433	25%
Payment processing expense increased $2.4 million to $12.2 million for the three months ended April 30, 2022, as compared to $9.7 million for the three months ended April 30, 2021. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year.

Sales and marketing

	Three months ended April 30,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$40,031	$15,012	$25,019	167%
Sales and marketing expense increased $25.0 million to $40.0 million for the three months ended April 30, 2022, as compared to $15.0 million for the three months ended April 30, 2021. The increase was primarily attributable to a $21.4 million increase in total compensation costs driven by higher compensation for existing employees and increased headcount as well as higher third-party marketing and advertising costs.
Stock compensation incurred related to sales and marketing expense was $5.7 million and $1.6 million for the three months ended April 30, 2022 and 2021, respectively.

Research and development

	Three months ended April 30,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$20,635	$8,054	$12,581	156%
Research and development expense increased $12.6 million to $20.6 million for the three months ended April 30, 2022, as compared to $8.1 million for the three months ended April 30, 2021. The increase resulted primarily from a $9.3 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount, a $1.3 million increase in outside services costs as well as higher software expenses.
Stock compensation incurred related to research and development expense was $2.6 million and $0.8 million for the three months ended April 30, 2022 and 2021, respectively.

General and administrative

	Three months ended April 30,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$20,855	$12,671	$8,184	65%
General and administrative expense increased $8.2 million to $20.9 million for the three months ended April 30, 2022, as compared to $12.7 million for the three months ended April 30, 2021. The increase resulted primarily from a $5.3 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount to support our growth as a public company, a $1.0 million increase in outside services costs, as well as higher software costs and higher costs for non-income based taxes, partially offset by lower recruiting costs.
Stock compensation incurred related to general and administrative expense was $5.1 million and $2.9 million for the three months ended April 30, 2022 and 2021, respectively.

Depreciation

	Three months ended April 30,
(in thousands)	2022	2021	$ Change	% Change
Depreciation	$4,278	$3,297	$981	30%
Depreciation expense increased $1.0 million to $4.3 million for the three months ended April 30, 2022, as compared to $3.3 million for the three months ended April 30, 2021. The increase was primarily attributable to higher data center equipment depreciation.

Amortization

	Three months ended April 30,
(in thousands)	2022	2021	$ Change	% Change
Amortization	$1,604	$1,651	$(47)	(3)%
Amortization expense remained relatively flat at $1.6 million for the three months ended April 30, 2022 as compared to $1.7 million for the three months ended April 30, 2021.

Other (expense) income, net

	Three months ended April 30,
(in thousands)	2022	2021	$ Change	% Change
Other (expense) income, net	$(31)	$66	$(97)	(147)%
Other (expense) income, net was not significant and remained relatively flat during the three months ended April 30, 2022 and 2021.

Interest (expense) income, net

	Three months ended April 30,
(in thousands)	2022	2021	$ Change	% Change
Interest (expense) income, net	$(383)	$(238)	$(145)	61%
Interest expense, net increased $0.1 million to $0.4 million for the three months ended April 30, 2022, as compared to $0.2 million for the three months ended April 30, 2021. The increase was primarily attributable to higher commitment fees related to the Third SVB Facility as well as interest expense related to finance leases we entered into during fiscal year 2022.

Provision for income taxes

	Three months ended April 30,
(in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$(235)	$(149)	$(86)	58%
Provision for income taxes was $0.2 million for the three months ended April 30, 2022, as compared $0.1 million for the three months ended April 30, 2021. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and state income taxes.

Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss before interest expense (income), net, provision for income taxes, depreciation and amortization, and before stock-based compensation expense and other expense (income), net.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended April 30,
(in thousands, unaudited)	2022	2021
Net loss	$(51,242)	$(10,974)
Interest expense (income), net	383	238
Provision for income taxes	235	149
Depreciation and amortization	5,882	4,948
Stock-based compensation expense	14,151	5,774
Other expense (income), net	31	(66)
Adjusted EBITDA	$(30,560)	$69
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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended April 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(33,633)	$(5,473)
Less:
Capitalized internal-use software	(5,239)	(2,916)
Purchases of property and equipment	(1,785)	(3,983)
Free cash flow	$(40,657)	$(12,372)

Liquidity and capital resources
In April 2021, we completed a follow-on offering of our common stock. In connection with this offering, we issued and sold 5,175,000 shares of common stock at an issuance price of $50.00 per share resulting in net proceeds of $245.8 million, after deducting underwriting discounts and commissions.

As of April 30, 2022 and January 31, 2022, we had cash and cash equivalents of $269.2 million and $313.8 million, respectively. Cash and cash equivalents consist of money market accounts and cash on deposit.
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
Silicon Valley Bank facility
Second SVB Facility
On May 5, 2020, we entered into the Second SVB Facility. The Second SVB Facility provided for a revolving line of credit of up to $50.0 million (with options to increase up to $65.0 million). We transferred the $20.0 million outstanding balance on a previous SVB Facility, the First SVB Facility term loan, plus related prepayment fees, into the revolving credit borrowings outstanding under the Second SVB Facility. As of April 30, 2022, the interest rate on the Second SVB Facility was 4.5%. Borrowings under the Second SVB Facility were payable on May 5, 2025. We repaid the outstanding balance on the Second SVB Facility in January 2021.
Third SVB Facility
On March 28, 2022, we entered into the Third SVB Facility to increase the borrowing capacity from $50.0 million to $100.0 million. The Third SVB Facility also reduced the interest rate to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%, amended the annual commitment fees to approximately $0.3 million per year and amended the quarterly fee to 0.15% per annum of the average unused revolving line under the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. As of April 30, 2022, we had no outstanding balance on the Third SVB Facility and $100,0 million of available borrowings under the facility.
In the event that we terminate the Third SVB Facility prior to the Maturity Date and do not replace the facility with another SVB facility, we are required to pay a termination fee equal to $0.2 million plus a percent of total borrowing capacity, both of which would be reduced based on the amount of time elapsed before the termination.
Any of our obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of our assets, other than intellectual property. The Third SVB Facility includes a financial covenant that requires us to maintain a minimum Adjusted Quick Ratio, as defined in the Third SVB Facility. We were in compliance with all covenants related to the Third SVB Facility as of April 30, 2022.
The following table summarizes our sources and uses of cash for the three months ended April 30, 2022 and 2021:

	Three months ended April 30,
(in thousands)	2022	2021
Cash used in operating activities	$(33,633)	$(5,473)
Cash used in investing activities	(7,024)	(6,899)
Cash (used in) provided by financing activities	(3,965)	244,271
Net (decrease) increase in cash and cash equivalents	$(44,622)	$231,899
Operating activities
The primary source of cash from operating activities is cash received from our customers. The primary uses of cash for operating activities are for payroll, payments to suppliers and employees, payments for operating leases, as well as cash paid for interest on our finance leases and other borrowings and cash paid for various sales, property and income taxes.
During the three months ended April 30, 2022, cash used in operating activities was $33.6 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
During the three months ended April 30, 2021 cash used in operating activities was $5.5 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.

The change in cash used in operating activities was driven primarily by higher employee compensation costs, primarily due to higher employee headcount as well as an increase in compensation costs for existing employees, partially offset by an increase in cash received from customers driven by higher revenues.

Investing activities
During the three months ended April 30, 2022, cash used in investing activities was $7.0 million, principally resulting from capital expenditures, the majority of which consisted of $5.2 million of capitalized internal-use software costs, as well as $1.8 million of purchases of property and equipment, principally the purchase of data center equipment.
During the three months ended April 30, 2021, cash used in investing activities was $6.9 million, principally resulting from capital expenditures, the majority of which consisted of $4.0 million of purchases of property and equipment including hardware used by clients and the purchase of data center equipment, as well as capitalized internal-use software costs of $2.9 million.

Financing activities
During the three months ended April 30, 2022, net cash used in financing activities was $4.0 million, primarily consisting of $4.3 million used for treasury stock to satisfy tax withholdings on stock compensation awards and $1.5 million used for principal payments on finance leases, partially offset by $1.9 million in proceeds from our equity compensation plans and $0.1 million of financing fees related to the Third SVB Facility.
During the three months ended April 30, 2021, net cash provided by financing activities was $244.3 million, consisting of $245.8 million in proceeds from the April 2021 offering of our common stock, net of underwriters' discounts and commissions, and $1.4 million in proceeds from the issuance of common stock upon the exercise of stock options, partially offset by $1.1 million used for treasury stock to satisfy tax withholdings on stock compensation awards, $1.1 million used for principal payments on finance leases and $0.7 million used for principal payments on other debt.

Material Cash Requirements
Our material cash requirements relate to leases, financing arrangements and contractual purchase commitments and human capital. During the three months ended April 30, 2022, there were no significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2022 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks. During the three months ended April 30, 2022, there were no significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
We have incurred significant operating losses since our inception. For the three months ended April 30, 2022 and the years ended January 31, 2022 and January 31, 2021, we had net losses of $51.2 million, $118.2 million, $27.3 million, respectively, and losses from operations of $50.6 million, $116.8 million, $25.7 million, respectively. Our operating expenses may increase substantially in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the Phreesia Platform, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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

We collect, process and store significant amounts of sensitive, confidential and proprietary information, including personally identifiable information, such as payment data and protected health information, of patients received in connection with the utilization of our Platform by patients of our healthcare services clients and life sciences clients. While we believe we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. In addition, some of our third-party service providers and partners also collect and/or store our sensitive information and our clients' data on our behalf, and these service providers and partners are subject to similar threats of cyber-attacks and other malicious internet-based activities, which could also expose us to risk of loss, litigation, and potential liability. Moreover, globally there has been an increase in cybersecurity attacks since Russia invaded Ukraine. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond or otherwise address them promptly, in sufficient respects or at all.

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

Further, the security systems in place at our employees’ and service providers’ offices and homes may be less secure than those used in our offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from their offices, homes and other remote locations, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. In addition, due to the political uncertainty involving Russia and Ukraine, there is also an increased likelihood that the tensions could result in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. If an actual or perceived breach of security occurs to our systems or a third party’s systems, we also could be required to expend significant resources to mitigate the breach of security, pay any applicable fines and address matters related to any such breach, including notifying users or regulators, and address reputational harm.

We previously identified a material weakness in our internal control over financial reporting, and we may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. In the past, we and our independent registered public accounting firm have identified material weaknesses in our internal control over financing reporting.
These material weaknesses have been fully remediated, but we may in the future identify further material weaknesses in our internal control over financial reporting that we have not discovered to date

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement or maintain required new or improved controls, or difficulties encountered in their implementation or maintenance could cause us to fail to meet our reporting obligations.

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
Our payments platform is a core element of our business. For both the three months ended April 30, 2022 and the fiscal year ended January 31, 2022, our payments platform generated 31% of our total revenue. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, were to be reduced as a result of disruptions in the payment processing industry or other factors, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.

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
Our systems and operations are vulnerable to damage or interruption from natural disasters or manmade problems, such as earthquakes, floods, fires, political unrest, acts of terrorism, armed conflict or war (such as the current Russian invasion of Ukraine), power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems and similar events. Any unscheduled interruption in our service would result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of our Platform or slower response times could reduce our clients’ ability to access our Platform, impair our delivery of our products and services and harm the perception of our Platform as reliable, trustworthy and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States, such as the CCPA, which went into effect on January 1, 2020 and has been amended several times. Further, a new California privacy law, the CPRA was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023, and other U.S. states have enacted similar laws that will also become effective in 2023 or are considering omnibus privacy legislation. While state laws discussed herein contain an exception for certain health information, we cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our business.

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

Most recently, on March 25, 2022, EU Commission and the U.S. White House announced that an agreement on Privacy Shield 2.0 has been reached. However, it is too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our cross-border activities.

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

In addition, the continued Russian invasion of Ukraine has, and may continue to impact macroeconomic conditions, give rise to regional instability, increase the threat of cyberwarfare and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our third-party contractors that have employees and consultants located in Russia and Ukraine. Further, although the length and impact of the continuing conflict are highly unpredictable, individuals located in these areas have been and could continue to be forced to evacuate or voluntarily choose to relocate, making them unavailable to provide services, such as software engineering, to support our business. It could also disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render some of our resources unavailable. While we have risk mitigation efforts in place, the realization of any of these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift some of our development activities to other jurisdictions and/or third-party contractors, which may result in significant disruption, including delays in releases of new versions or updates of our software and incurrence of additional costs. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services could be impaired, and, as a result, our competitive position or our results of operations could suffer.
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
As of January 31, 2022, we had U.S. federal and state net operating loss carryforwards ("NOLs") of $332.5 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. We have completed a Section 382 study and as a result of the analysis, it is more likely than not that we have experienced an "ownership change." In addition, it is more likely than not that our existing NOLs are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act of 2017, as amended by The Coronavirus Aid, Relief, and Economic Security Act of 2020, the amount of post 2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

Risks relating to our indebtedness
In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended April 30, 2022 our net cash used in operating activities was $33.6 million. As of April 30, 2022, we had $269.2 million of cash and cash equivalents, which are held for working capital purposes. As of January 31, 2022, we had no outstanding borrowings under our revolving line of credit, with the ability to borrow up to $50.0 million under the revolving line of credit included in the Second SVB Facility with SVB. On March 28, 2022, we entered into the Third SVB Facility pursuant to which we have the ability to borrow up to $100.0 million. Borrowings under the facility are secured by substantially all of our properties, rights and assets, excluding intellectual property. As of April 30, 2022, we had no outstanding borrowings under our revolving line of credit, with the ability to borrow up to $100.0 million under the revolving line of credit included in the Third SVB Facility.

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
The trading price of our common stock has been and may be volatile and subject to wide price fluctuations in response to various factors, including, but not limited to:
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
•indebtedness incurred in the future;
•actual or anticipated developments in our business, our competitors' businesses, or the competitive landscape generally, including introduction of new products and services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•additions or departures of key personnel;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•regulatory developments;
•litigation and governmental investigations;
•economic and political conditions or events, including those resulting from geopolitical uncertainty and instability or war, such as the ongoing military conflict between Russia and Ukraine; and
•our sale of common stock or other securities in the future.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (file No 001-38977) filed with the Securities and Exchange Commission on September 10, 2019)

3.2
Second Amended and Restated By-laws of the Registrant (incorporated by reference to exhibit 3.2 to the Registrant's Annual Report on Form 10-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 31, 2021)

10.1
First Loan Modification Agreement to Second Amended and Restated Loan and Security Agreement, dated as of March 28, 2022, by and between the Registrant and Silicon Valley Bank, incorporated by reference to exhibit 10.1 to the Registrant's Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 30, 2022).

10.2	Fourth Amended and Restated Employment Agreement between Phreesia, Inc. and Thomas Altier, effective February 1, 2022 (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHREESIA, INC.

Date: June 3, 2022	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 3, 2022	By:	/s/ Randy Rasmussen
Randy Rasmussen
Chief Financial Officer
(Principal Financial Officer)