Form 10-Q
period 2022-07-31
Phreesia, Inc.
filed 2022-09-08
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number: 001-38977

PHREESIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2275479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Concord Pike Suite 301 PMB 221 Wilmington, DE1	19803
(Address of principal executive offices)	(Zip Code)
(888) 654-7473
(Registrant’s telephone number, including area code)

434 Fayetteville St, Suite 1400, Raleigh, NC 27601

(Former address, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 2, 2022, 52,532,170 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
1 Phreesia, Inc. is a fully remote company and no longer maintains its principal executive office. The address listed here is the mailing address that we maintain. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, stockholder communications required to be sent to our principal executive offices should be directed to the email address set forth in our proxy materials and/or identified on our investor relations website.

PHREESIA, INC.
FORM 10-Q
For the Quarter Ended July 31, 2022

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
•our dependency on our key personnel, and our ability to attract, hire, integrate, and retain key personnel, including as a result of being a fully remote company;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 31, 2022	January 31, 2022
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$240,729	$313,812
Settlement assets	19,725	19,590
Accounts receivable, net of allowance for doubtful accounts of $1,029 and $863 as of July 31, 2022 and January 31, 2022, respectively	46,958	40,262
Deferred contract acquisition costs	1,363	1,642
Prepaid expenses and other current assets	7,721	11,043
Total current assets	316,496	386,349
Property and equipment, net of accumulated depreciation and amortization of $61,661 and $53,321 as of July 31, 2022 and January 31, 2022, respectively	28,558	34,645
Capitalized internal-use software, net of accumulated amortization of $33,809 and $31,139 as of July 31, 2022 and January 31, 2022, respectively	27,522	17,643
Operating lease right-of-use assets	1,315	2,337
Deferred contract acquisition costs	1,988	2,437
Intangible assets, net of accumulated amortization of $1,864 and $1,178 as of July 31, 2022 and January 31, 2022, respectively	12,086	12,772
Deferred tax asset	75	515
Goodwill	33,836	33,621
Other assets	4,112	4,157
Total Assets	$425,988	$494,476
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$19,725	$19,590
Current portion of finance lease liabilities and other debt	5,717	5,821
Current portion of operating lease liabilities	1,298	1,281
Accounts payable	10,088	5,119
Accrued expenses	17,925	20,128
Deferred revenue	17,195	16,493
Total current liabilities	71,948	68,432
Long-term finance lease liabilities and other debt	4,933	7,423
Operating lease liabilities, non-current	633	1,276
Long-term deferred revenue	10	65
Total Liabilities	77,524	77,196
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value - 500,000,000 shares authorized as of both July 31, 2022 and January 31, 2022; 53,072,838 and 52,095,964 shares issued as of July 31, 2022 and January 31, 2022, respectively	531	521
Additional paid-in capital	896,264	860,657
Accumulated deficit	(527,896)	(429,938)
Treasury stock, at cost, 563,428 and 301,003 shares as of July 31, 2022 and January 31, 2022, respectively	(20,435)	(13,960)
Total Stockholders’ Equity	348,464	417,280
Total Liabilities and Stockholders’ Equity	$425,988	$494,476
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021
Revenue:
Subscription and related services	$31,069	$22,885	$60,170	$44,704
Payment processing fees	19,581	16,306	38,962	32,950
Life sciences	17,217	11,816	32,089	21,644
Total revenues	67,867	51,007	131,221	99,298
Expenses:
Cost of revenue (excluding depreciation and amortization)	14,873	10,032	29,259	18,566
Payment processing expense	12,554	9,648	24,712	19,373
Sales and marketing	38,341	22,167	78,372	37,179
Research and development	22,542	11,443	43,177	19,497
General and administrative	20,073	16,244	40,928	28,915
Depreciation	4,220	3,701	8,498	6,998
Amortization	1,599	1,580	3,203	3,231
Total expenses	114,202	74,815	228,149	133,759
Operating loss	(46,335)	(23,808)	(96,928)	(34,461)
Other income (expense), net	38	(90)	7	(24)
Interest (expense) income, net	(206)	(207)	(589)	(445)
Total other expense, net	(168)	(297)	(582)	(469)
Loss before provision for income taxes	(46,503)	(24,105)	(97,510)	(34,930)
Provision for income taxes	(213)	(288)	(448)	(437)
Net loss	$(46,716)	$(24,393)	$(97,958)	(35,367)
Net loss per share attributable to common stockholders, basic and diluted	$(0.89)	$(0.48)	$(1.88)	$(0.73)
Weighted-average common shares outstanding, basic and diluted	52,325,209	50,577,614	52,135,250	48,287,305
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2021	44,880,883	$449	$579,599	$(311,777)	$(4,965)	$263,306
Net loss	—	—	—	(10,974)	—	(10,974)
Stock-based compensation	—	—	5,774	—	—	5,774
Exercise of stock options and vesting of restricted stock units	214,346	2	498	—	—	500
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,145)	(1,145)
Issuance of common stock in follow-on public offering, net	5,175,000	52	245,761	—	—	245,813
Balance, April 30, 2021	50,270,229	$503	$831,632	$(322,751)	$(6,110)	$503,274
Net loss	—	—	—	(24,393)	—	(24,393)
Stock-based compensation	—	—	7,355	—	—	7,355
Exercise of stock options and vesting of restricted stock units	621,897	6	1,300	—	—	1,306
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(978)	(978)
Balance, July 31, 2021	50,892,126	$509	$840,287	$(347,144)	$(7,088)	$486,564

Balance, February 1, 2022	52,095,964	$521	$860,657	$(429,938)	$(13,960)	$417,280
Net loss	—	—	—	(51,242)	—	(51,242)
Stock-based compensation	—	—	12,594	—	—	12,594
Exercise of stock options and vesting of restricted stock units	326,624	4	544	—	—	548
Issuance of stock for share-settled bonus awards	233,135	2	6,772	—	—	6,774
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(4,735)	(4,735)
Balance, April 30, 2022	52,655,723	$527	$880,567	$(481,180)	$(18,695)	$381,219
Net loss	—	—	—	(46,716)	—	(46,716)
Stock-based compensation	—	—	13,236	—	—	13,236
Exercise of stock options and vesting of restricted stock units	321,148	3	422	—	—	425
Issuance of common stock for employee stock purchase plan	95,967	1	2,039	—	—	2,040
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,740)	(1,740)
Balance, July 31, 2022	53,072,838	$531	$896,264	$(527,896)	$(20,435)	$348,464

See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six months ended July 31,
	2022	2021
Operating activities:
Net loss	$(97,958)	$(35,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,701	10,229
Stock-based compensation expense	28,709	13,047
Amortization of deferred financing costs and debt discount	144	144
Cost of Phreesia hardware purchased by customers	546	273
Deferred contract acquisition costs amortization	905	1,152
Non-cash operating lease expense	1,022	483
Change in fair value of contingent consideration liabilities	—	209
Deferred tax asset	440	279
Changes in operating assets and liabilities:
Accounts receivable	(6,696)	(1,304)
Prepaid expenses and other assets	3,190	(1,037)
Deferred contract acquisition costs	(177)	(2,541)
Accounts payable	3,715	950
Accrued expenses and other liabilities	983	(275)
Lease liability	(647)	(544)
Deferred revenue	647	2,100
Net cash used in operating activities	(53,476)	(12,202)
Investing activities:
Capitalized internal-use software	(10,242)	(5,023)
Purchases of property and equipment	(2,634)	(5,030)
Net cash used in investing activities	(12,876)	(10,053)
Financing activities:
Proceeds from issuance of common stock in equity offerings, net of underwriters' discounts and commissions	—	245,813
Proceeds from issuance of common stock upon exercise of stock options	1,141	2,678
Treasury stock to satisfy tax withholdings on stock compensation awards	(6,309)	(1,960)
Proceeds from employee stock purchase plan	1,949	295
Finance lease payments	(2,899)	(2,100)
Principal payments on financing agreements	(216)	(873)
Debt issuance costs and loan facility fee payments	(397)	(125)
Payment of contingent consideration for acquisitions	—	(400)
Net cash (used in) provided by financing activities	(6,731)	243,328
Net (decrease) increase in cash and cash equivalents	(73,083)	221,073
Cash and cash equivalents – beginning of period	313,812	218,781
Cash and cash equivalents – end of period	$240,729	$439,854

Supplemental information of non-cash investing and financing information:
Right-of-use assets recorded in exchange for operating lease liabilities	$—	$81
Property and equipment acquisitions through finance leases	$526	$1,980
Purchase of property and equipment and capitalized software included in accounts payable	$2,379	$3,503
Capitalized stock-based compensation	$695	$82
Issuance of stock to settle liabilities for stock-based compensation	$8,814	$—
Cash paid for:
Interest	$446	$365
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

1. Background and liquidity
(a) Background
Phreesia, Inc. (the "Company") is a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations by activating patients in their care to optimize patient health outcomes. Through the SaaS-based technology platform (the "Phreesia Platform" or "Platform"), the Company offers healthcare services clients a robust suite of integrated solutions that manage patient access, registration, payments and clinical support. The Company’s Platform also provides life sciences companies, patient advocacy, public interest and other not-for-profit organizations with a channel for targeted and direct communication with patients. In connection with the patient intake and registration process, Phreesia offers its healthcare services clients the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription. The Company was formed in May 2005.
On September 8, 2022, the Company ceased using its Raleigh, North Carolina office as its principal executive offices.
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

Management believes that the Company’s cash and cash equivalents at July 31, 2022, along with cash generated in the normal course of business, and available borrowing capacity under the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank ("SVB"), as amended by the First Loan Modification Agreement (as amended, the "Third SVB Facility") (Note 6), are sufficient to fund its operations for at least the next 12 months.

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

(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of July 31, 2022 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended July 31, 2022 and 2021. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2022.
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
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for both the three and six months ended July 31, 2022 and 2021. As of both July 31, 2022 and January 31, 2022, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.

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
(d) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three and six months ended July 31, 2022, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
Recent accounting pronouncements not yet adopted
There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of July 31, 2022 and January 31, 2022 are as follows:

	July 31, 2022	January 31, 2022
Payroll-related expenses and taxes	$6,771	$10,780
Payment processing fees liability	3,876	3,502
Tax liabilities	2,998	2,093
Information technology services	2,142	1,266
Other	2,138	2,487
Total	$17,925	$20,128

(b) Property and equipment
Property and equipment as of July 31, 2022 and January 31, 2022 are as follows:

	Useful Life
	(years)	July 31, 2022	January 31, 2022
PhreesiaPads and Arrivals Kiosks	3	$26,835	$26,387
Computer equipment	3	55,519	53,957
Computer software	3 to 5	5,520	5,311
Hardware development	3	1,058	1,024
Furniture and fixtures	7	539	539
Leasehold improvements	2	748	748
Total property and equipment		$90,219	$87,966
Less accumulated depreciation		(61,661)	(53,321)
Property and equipment — net		$28,558	$34,645
Depreciation expense related to property and equipment amounted to $4,220 and $3,701 for the three months ended July 31, 2022 and 2021, respectively. Depreciation expense related to property and equipment amounted to $8,498 and $6,998 for the six months ended July 31, 2022 and 2021, respectively.
Assets acquired under finance leases included in computer equipment were $27,842 and $27,310 as of July 31, 2022 and January 31, 2022, respectively. Accumulated amortization of assets under finance leases was $17,896 and $15,025 as of July 31, 2022 and January 31, 2022, respectively.

(c) Capitalized internal use software
For the three months ended July 31, 2022 and 2021, the Company capitalized $5,970 and $2,526, respectively, of costs related to the Phreesia Platform. For the six months ended July 31, 2022 and 2021, the Company capitalized $12,395 and $4,798, respectively, of costs related to the Phreesia Platform.
During the three months ended July 31, 2022 and 2021, amortization expense related to capitalized internal-use software was $1,255 and $1,452, respectively. During the six months ended July 31, 2022 and 2021, amortization expense related to capitalized internal-use software was $2,516 and $2,975, respectively.

(d) Intangible assets and goodwill
The following presents the details of intangible assets as of July 31, 2022 and January 31, 2022:

	Useful Life
	(years)	July 31, 2022	January 31, 2022
Acquired technology	5	$1,410	$1,410
Customer relationship	7 to 10	6,340	6,340
License	15	6,200	6,200
Total intangible assets, gross carrying value		$13,950	$13,950
Less accumulated amortization		(1,864)	(1,178)
Net carrying value		$12,086	$12,772
The remaining useful life for acquired technology in years was 3.1 and 3.5 as of July 31, 2022 and January 31, 2022, respectively. The remaining useful life for customer relationships in years was 8.7 and 9.2 as of July 31, 2022 and January 31, 2022, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 14.4 and 14.8 as of July 31, 2022 and January 31, 2022, respectively.
Amortization expense associated with intangible assets amounted to $344 and $128 for the three months ended July 31, 2022 and 2021, respectively. Amortization expense associated with intangible assets amounted to $687 and $256 for the six months ended July 31, 2022 and 2021, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of July 31, 2022:

July 31, 2022
2023 (Remaining six months)	$686
Fiscal Years Ending January 31,
2024	1,358
2025	1,273
2026	1,242
2027 - thereafter	7,527
Total	$12,086

There were no significant changes to the Company's goodwill balance during the six months ended July 31, 2022. The Company did not record any impairments of goodwill during the three and six months ended July 31, 2022 or 2021. Goodwill was $33,836 and $33,621 as of July 31, 2022 and January 31, 2022, respectively.
(e) Accounts receivable
Accounts receivable as of July 31, 2022 and January 31, 2022 are as follows:

	July 31, 2022	January 31, 2022
Billed	$45,320	$40,733
Unbilled	2,667	392
Total accounts receivable, gross	$47,987	$41,125
Less accounts receivable allowances	(1,029)	(863)
Total accounts receivable	$46,958	$40,262

Activity in the Company's allowance for doubtful accounts was as follows for the six months ended July 31, 2022:

July 31, 2022
Balance, January 31, 2022	$863
Bad debt expense	317
Write-offs and adjustments	(151)
Balance, July 31, 2022	$1,029

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

(f) Prepaid and other current assets
Prepaid and other current assets as of July 31, 2022 and January 31, 2022 are as follows:

	July 31, 2022	January 31, 2022
Prepaid software and business systems	$3,036	$3,738
Prepaid data center expenses	2,711	3,230
Prepaid insurance	110	1,924
Other prepaid expenses and other current assets	1,864	2,151
Total prepaid and other current assets	$7,721	$11,043
(g) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. Subsequent to the adoption of ASU 2018-15 in May 2020, the Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within Prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532 and $1,514 as of July 31, 2022 and January 31, 2022, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $403 and $199 as of July 31, 2022 and January 31, 2022, respectively.

(h) Other income (expense), net

Other income (expense), net for the three months ended July 31, 2022 and 2021 was income of $38 and expense of $90, respectively. Other income (expense), net for the six months ended July 31, 2022 and 2021 was income of $7 and expense of $24, respectively. For all periods presented, other income (expense), net was composed primarily of foreign exchange gains and losses.
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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $2,482 and $1,579 for the three months ended July 31, 2022 and 2021, respectively. The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $4,974 and $3,223 for the six months ended July 31, 2022 and 2021, respectively.

Contract balances
The following table represents a roll-forward of contract assets:

January 31, 2022	$392
Amount transferred to receivables from beginning balance of contract assets	(340)
Contract asset additions, net of reclassification to receivables	2,615
July 31, 2022	$2,667

The following table represents a roll-forward of deferred revenue:

January 31, 2022	$16,558
Revenue recognized that was included in deferred revenue at the beginning of the period	(13,015)
Revenue recognized that was not included in deferred revenue at the beginning of the period	(17,626)
Increases due to invoicing prior to satisfaction of performance obligations	31,288
July 31, 2022	$17,205

Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $438 and $577 for the three months ended July 31, 2022 and 2021, respectively. Amortization expense totaled $905 and $1,152 for the six months ended July 31, 2022 and 2021, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Beginning balance, January 31, 2022	$4,079
Additions to deferred contract acquisition costs	177
Amortization of deferred contract acquisition costs	(905)
Ending balance, July 31, 2022	3,351

Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,363
Deferred contract acquisition costs, non-current	1,988
Total deferred contract acquisition costs	$3,351

6. Finance leases and other debt
As of July 31, 2022 and January 31, 2022, the Company had the following outstanding finance lease liabilities and other debt:

	July 31, 2022	January 31, 2022
Finance leases	$10,492	$12,884
Financing arrangements	45	266
Accrued interest and payments	113	94
Total finance lease liabilities and other debt	10,650	13,244
Less - current portion of finance lease liabilities and other debt	(5,717)	(5,821)
Long-term finance lease liabilities and other debt	$4,933	$7,423

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

On March 28, 2022 (the "Third SVB Effective Date"), the Company entered into a First Loan Modification Agreement to the Second SVB Facility (as amended, the "Third SVB Facility") to increase the borrowing capacity from $50,000 to $100,000 and to reduce the interest rate on the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. Borrowings under the Third SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%. As of July 31, 2022, the interest rate on the Second SVB Facility was 5.00%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of approximately $250 per year and a quarterly fee of 0.15% per annum of the average unused revolving line under the facility. The Company had $100,000 of availability under the facility as of July 31, 2022.

In the event that the Company terminates the Third SVB Facility prior to May 5, 2024, the Company will be required to pay a termination fee of up to 1.5% of borrowing capacity based on the length of time between termination and maturity. Any Company obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Third SVB Facility includes a financial covenant that requires the Company to maintain a minimum Adjusted Quick Ratio as defined in the Third SVB Facility. The Third SVB Facility also includes a financial covenant that requires the Company to achieve certain profitability and liquidity thresholds. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. Additionally, the Third SVB Facility contains customary events of default. The Company was in compliance with all covenants related to the Third SVB Facility as of July 31, 2022.

The Company presents unamortized deferred costs within other assets. The Company is amortizing the remaining unamortized costs over the remaining term of the Third SVB Facility.

Maturities of finance leases and other debt, in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
2023 (Remaining six months)	$3,007	$2,894	$113
Fiscal year ending January 31:
2024	4,966	4,921	45
2025	2,475	2,475	—
2026	202	202	—
2027	—	—	—
Total maturities of finance leases and other debt	$10,650	$10,492	$158
The components of interest (expense) income, net are as follows:

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021
Interest expense (1)	$(292)	$(226)	$(694)	$(484)
Interest income	86	19	105	39
Interest (expense) income, net	$(206)	$(207)	$(589)	$(445)
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
(b) Treasury stock
The Company's equity-based compensation plan allows for the grant of non-vested stock options, restricted stock units ("RSUs") and total shareholder return ("TSR") performance-based stock units ("PSUs") to its employees pursuant to the terms of its stock option and incentive plans (see Note 8). Under the provision of the plans, for RSU and PSU awards, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting of the RSU or PSU, the Company divides the participant's estimated income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.

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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the six months ended July 31, 2022 were made pursuant to the 2019 Plan.
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

As of July 31, 2022, there are 3,780,626 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 640,742 shares available for future grant pursuant to the ESPP. During the second quarter of fiscal 2022, the Company activated its ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions.

(b) Summary of stock-based compensation

The following table sets forth stock-based compensation by type of award:

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021
RSUs	$10,752	$6,072	$20,701	$10,842
Liability awards	1,669	—	3,574	—
PSUs	1,805	551	3,447	1,037
Stock options	358	632	874	1,150
ESPP	321	100	808	100
Total stock based compensation	$14,905	$7,355	$29,404	$13,129

The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021
Stock-based compensation expense recorded to additional paid-in capital(1)	$13,236	$7,355	$25,830	$13,129
Stock-based compensation expense recorded to accrued expenses	1,669	—	3,574	—
Total stock-based compensation	14,905	7,355	29,404	13,129
Less stock-based compensation expense capitalized as internal-use software	(347)	(82)	(695)	(82)
Stock-based compensation expense per consolidated statements of operations	$14,558	$7,273	$28,709	$13,047

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

Restricted stock units
Unvested, January 31, 2022	3,133,839
Granted in six months ended July 31, 2022	2,159,354
Vested	(685,496)
Forfeited and expired	(273,699)
Unvested, July 31, 2022	4,333,998

As of July 31, 2022, there is $119,896 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.0 years.
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

Stock option activity for the six months ended July 31, 2022 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2022	1,705,150	$6.01
Granted in six months ended July 31, 2022	—	$—
Exercised	(201,415)	$4.84
Forfeited and expired	(7,418)	$4.42
Outstanding and expected to vest — July 31, 2022	1,496,317	$6.17	5.49	$25,911
Exercisable — July 31, 2022	1,262,735	$5.73	5.28	$22,431
Amount vested in six months ended July 31, 2022	50,287	$9.27
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended July 31, 2022 and 2021 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $4,029 and $36,832, respectively.
As of July 31, 2022, there is $662 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 0.5 years.

For the three and six months ended July 31, 2022, stock-based compensation expense for stock options includes $16 and $229 related to the modification of stock options, respectively.

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
Market-based PSU activity for the six months ended July 31, 2022 are as follows:

Performance stock units
Outstanding, January 31, 2022	396,216
Granted in six months ended July 31, 2022	—
Vested	—
Forfeited and expired	(3,555)
Outstanding, July 31, 2022	392,661
As of July 31, 2022, unrecognized compensation cost related to PSUs was $15,518, to be recognized on a straight-line basis over a weighted average term of 2.3 years, subject to the participants' continued employment with the Company.
(f) Employee stock purchase plan
The ESPP is a compensatory plan because it provides participants with terms that are more favorable than those offered to other holders of the Company's common stock. Employees purchase shares at the lesser of (1) 85% of the closing stock price on the first day of the offering period or (2) 85% of the closing stock price on the last day of the offering period. In the U.S., the ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986.

In July 2022, the Company issued 95,967 shares of common stock for the ESPP purchase period ended on June 30, 2022. In connection with this issuance, the Company recorded a $2,040 increase to common stock and additional paid-in capital within stockholders' equity. As of July 31, 2022, unrecognized compensation cost related to the ESPP was $616, to be recognized over the next five months.

(g) Liability awards
In August 2021, the Company amended its fiscal 2022 incentive bonus to allow eligible employees to elect to receive all or a portion of their fiscal 2022 year-end incentive compensation in the form of immediately vested restricted stock units instead of cash. In February 2022, the Company amended its fiscal 2023 incentive bonus to allow eligible employees to elect to receive all or a portion of their fiscal 2023 incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the bonuses converted. These share settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share settled bonus awards as liabilities within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. During the six months ended July 31, 2022, the Company settled $6,774 of fiscal 2022 share settled bonus awards by issuing 233,135 immediately vested RSUs. See (c) Restricted Stock Units above for additional discussion regarding RSUs.

The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense for these awards.

9. Fair value measurements

The following table presents information about the Company's assets and liabilities that are measured at fair value as of July 31, 2022 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2022

Money market mutual funds	$197,706	$—	$—	$197,706
Total assets	$197,706	$—	$—	$197,706

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
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the three and six months ended July 31, 2022 and 2021.
10. Leases
(a) Phreesia as lessee
The Company leases several office premises and third-party data center spaces in the U.S. and Canada under operating leases which expire on various dates through March 2027. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The Company has also entered into various finance lease arrangements for computer equipment. These agreements are typically for two to three years and are secured by the underlying equipment.

For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of July 31, 2022, for operating leases, the weighted-average remaining lease term is 1.9 years and the weighted-average discount rate is 3.5%. As of July 31, 2022, for finance leases, the weighted-average remaining lease term is 2.0 years, and the weighted-average discount rate is 3.7%.
The components of lease expense for the six months ended July 31, 2022 were as follows:

July 31, 2022
Operating leases:
Operating lease cost	$1,031
Variable lease cost	32
Total operating lease cost	$1,063
Finance leases:
Amortization of right-of-use assets	$2,871
Interest on lease liabilities	210
Total finance lease cost	$3,081
During the three months ended July 31, 2022, the Company ceased using its office premises in Ottawa, Canada. Additionally, during the three months ended July 31, 2022, the Company decided to cease using its office premises in Raleigh, North Carolina and Portland, Oregon in September 2022 and April 2023, respectively. In connection with this decision, the Company shortened the useful lives of the related right of use assets to end on the cease use date for each lease. The financial impact of the change in useful lives of the related right of use assets was not significant.

The following represents a schedule of maturing lease commitments for operating and finance leases as of July 31, 2022:

	July 31, 2022
	Operating	Finance
Maturity of lease liabilities
2023 (remaining six months)	$682	$3,000
Fiscal year ending January 31,
2024	960	5,102
2025	225	2,566
2026	86	209
Thereafter	42	—
Total future minimum lease payments	$1,995	$10,877
Less: interest	(64)	(385)
Present value of lease liabilities	$1,931	$10,492

Other supplemental cash flow information for the six months ended July 31, 2022 was as follows:

July 31, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$667
Operating cash used for finance leases	230
Financing cash used for finance leases	2,899
Total	$3,796

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$—
Finance	526
Total	$526
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
During the three and six months ended July 31, 2022, the Company recognized $2,482 and $4,974, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of July 31, 2022, except for those with terms less than one year.
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

(c) Other contractual commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support our technology infrastructure. During the three and six months ended July 31, 2022, there were no significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.
12. Income taxes
For the three and six months ended July 31, 2022, the Company recorded a tax provision of $213 and $448, respectively, compared to a tax provision of $288 and $437, respectively, for the corresponding periods in the prior year. The Company's provision for income taxes was 0.5% and 1.3% of loss before income taxes for the six months ended July 31, 2022 and 2021, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against the majority of its deferred tax assets, as well as deferred tax expense related to the use of net operating loss carry forwards attributable to the Company’s Canadian branch.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both July 31, 2022 and January 31, 2022.

13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended July 31,		Six months ended July 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(46,716)	$(24,393)	$(97,958)	$(35,367)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	52,325,209	50,577,614	52,135,250	48,287,305
Net loss per share attributable to common stockholders	$(0.89)	$(0.48)	$(1.88)	$(0.73)

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

	As of July 31,
	2022	2021
Stock options to purchase common stock, restricted stock units and performance stock units	6,623,285	5,181,284
Employee stock purchase plan	76,634	34,850
Total	6,699,919	5,216,134

14. Related party transactions
For the three months ended July 31, 2022 and 2021, the Company recognized revenue totaling $197 and $129, respectively, for advertisements placed by a pharmaceutical company, respectively. For the six months ended July 31, 2022 and 2021, the Company recognized revenue totaling $351 and $232, respectively. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of July 31, 2022 and January 31, 2022, accounts receivable from the pharmaceutical company totaled approximately $108 and $173, respectively.
For the three and six months ended July 31, 2022, the Company recognized general and administrative expenses totaling $77 and $220 for software agreements with a software company, respectively. One of the Company's independent members of its board of directors serves as the chief executive officer and on the board of directors for this software company. As of July 31, 2022 and January 31, 2022, prepaid expenses and other current assets include approximately $206 and $374 of payments to this software company, respectively. As of January 31, 2022, other assets include $51 of payments to this software company. This software company has been a related party since October 2021 when this software company's chief executive officer and board member became an independent member of the Company's board of directors.
One of the Company's independent members of its board of directors has served as the chief financial officer of a software company since April 2022. The Company recognized immaterial expenses during the three and six months ended July 31, 2022 for software agreements with this software company.

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
Financial Highlights
•Total revenue increased 33% to $67.9 million in the three months ended July 31, 2022, as compared with $51.0 million in the three months ended July 31, 2021.
•Total revenue increased 32% to $131.2 million in the six months ended July 31, 2022, as compared with $99.3 million in the six months ended July 31, 2021.
•Net loss was $46.7 million in the three months ended July 31, 2022, as compared to $24.4 million in the three months ended July 31, 2021.
•Net loss was $98.0 million in the six months ended July 31, 2022, as compared to $35.4 million in the six months ended July 31, 2021.
•Adjusted EBITDA was negative $26.0 million in the three months ended July 31, 2022, as compared to negative $11.0 million in the three months ended July 31, 2021.
•Adjusted EBITDA was negative $56.5 million in the six months ended July 31, 2022, as compared to negative $11.0 million in the six months ended July 31, 2021
•Net cash used in operating activities was $19.8 million and $53.5 million for the three and six months ended July 31, 2022, respectively.
•Net cash used in operating activities was $6.7 million and $12.2 million for the three and six months ended July 31, 2021, respectively.
•Free cash flow was negative $25.7 million and negative $66.4 million for the three and six months ended July 31, 2022, respectively, compared to negative $9.9 million and negative $22.3 million for the three and six months ended July 31, 2021, respectively.
•Cash and cash equivalents as of July 31, 2022 was $240.7 million, a decrease of $73.1 million compared to January 31, 2022.
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
Investments in Growth
During the fiscal year ended January 31, 2022, we accelerated hiring and overall investments across all areas of Phreesia to prepare for our anticipated growth in clients and use of our platform. The growth in expenditures from the six months ended July 31, 2021 to the six months ended July 31, 2022 reflects the investments made during the fiscal year ended January 31, 2022. In fiscal 2023 and thereafter, we expect growth in our team and compensation to moderate.
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

	Three months ended July 31,		Six months ended July 31,
Unaudited	2022	2021	2022	2021
Key Metrics:
Healthcare services clients (average over period)	2,776	1,987	2,651	1,945
Average revenue per healthcare services client	$18,248	$19,720	$37,397	$39,932

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
•Average revenue per healthcare services client. We define average revenue per healthcare services client as the total subscription and related services and payment processing revenue generated from healthcare services clients in a given period divided by the average number of healthcare services clients that generate revenue each month during that same period. We are focused on continually delivering value to our healthcare services clients and believe that our ability to increase average revenue per healthcare services client is an indicator of the long-term value of the Phreesia platform. Average revenue per healthcare services client was $18,248 in the three months ended July 31, 2022 as compared to $19,720 in the same period in the prior year, a decrease of 7%. The decline was primarily driven by healthcare services client growth significantly outpacing payment processing volume and revenue growth. Additionally, the mix of solutions used by new clients across Patient Access, Registration, Revenue Cycle and Clinical Support offerings has been a contributing factor to the declining trends in this metric.
Additional Information

	Three months ended July 31,		Six months ended July 31,
Unaudited	2022	2021	2022	2021
Patient payment volume (in millions)	$811	$696	$1,648	$1,397
Payment facilitator volume percentage	80%	78%	80%	78%
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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through the Phreesia Platform. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 80% and 78% of our patient payment volume in the three months ended July 31, 2022 and 2021, respectively. Credit and debit patient payment volume processed through our payment facilitator model represented roughly 80% and 78% of our patient payment volume in the six months ended July 31, 2022 and 2021, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions. Utilization trends have been dynamic through the pandemic, diverging from our pre-pandemic seasonality. We expect the environment to remain dynamic through fiscal year 2023.
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
Other (expense) income, net
Our other expense and income line items consist of the following:
•Other income (expense), net. Other income (expense), net consists of foreign currency-related gains and losses and other miscellaneous income (expense).
•Interest income. Interest income consists of interest earned on our cash and cash equivalent balances. Interest income has not been material to our operations to date.
•Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations as well as amortization of discounts and deferred financing costs.
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that certain deferred tax assets as of July 31, 2022 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Comparison of results of operations for the three and six months ended July 31, 2022 and 2021

Revenue

	Three months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Subscription and related services	$31,069	$22,885	$8,184	36%
Payment processing fees	19,581	16,306	3,275	20%
Life sciences	17,217	11,816	5,401	46%
Total revenue	$67,867	$51,007	$16,860	33%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $8.2 million to $31.1 million for the three months ended July 31, 2022, as compared to $22.9 million for the three months ended July 31, 2021, primarily due to new healthcare services clients added as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $3.3 million to $19.6 million for the three months ended July 31, 2022, as compared to $16.3 million for the three months ended July 31, 2021, due to the addition of more healthcare services clients and expansion of services provided to existing healthcare services clients.
•Life sciences. Our revenue from life science clients for digital marketing increased $5.4 million to $17.2 million for the three months ended July 31, 2022, as compared to $11.8 million for the three months ended July 31, 2021, due to an increase in new digital marketing solutions programs and deeper patient outreach among the existing programs.

	Six months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Subscription and related services	$60,170	$44,704	$15,466	35%
Payment processing fees	38,962	32,950	6,012	18%
Life sciences	32,089	21,644	10,445	48%
Total revenue	$131,221	$99,298	$31,923	32%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $15.5 million to $60.2 million for the six months ended July 31, 2022, as compared to $44.7 million for the six months ended July 31, 2021, primarily due to new healthcare services clients added as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $6.0 million to $39.0 million for the six months ended July 31, 2022, as compared to $33.0 million for the six months ended July 31, 2021, due to the addition of more healthcare services clients and expansion of services provided to existing healthcare services clients.
•Life sciences. Our revenue from life science clients for digital marketing increased $10.4 million to $32.1 million for the three months ended July 31, 2022, as compared to $21.6 million for the three months ended July 31, 2021, due to an increase in new digital marketing solutions programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$14,873	$10,032	$4,841	48%

Cost of revenue (excluding depreciation and amortization) increased $4.8 million to $14.9 million for the three months ended July 31, 2022, as compared to $10.0 million for the three months ended July 31, 2021. The increase resulted primarily from a $2.2 million increase in employee compensation and benefits costs driven by higher compensation for existing employees and increased headcount as well as higher outside services costs.
Stock compensation expense included in cost of revenue was $1.0 million and $0.5 million for the three months ended July 31, 2022 and 2021, respectively.

	Six months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$29,259	$18,566	$10,693	58%
Cost of revenue (excluding depreciation and amortization) increased $10.7 million to $29.3 million for the six months ended July 31, 2022, as compared to $18.6 million for the six months ended July 31, 2021. The increase resulted primarily from a $5.5 million increase in employee compensation and benefits costs driven by higher compensation for existing employees and increased headcount as well as higher outside services costs.
Stock compensation incurred related to cost of revenue was $1.8 million and $0.9 million for the six months ended July 31, 2022 and 2021, respectively.

Payment processing expense

	Three months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Payment processing expense	$12,554	$9,648	$2,906	30%
Payment processing expense increased $2.9 million to $12.6 million for the three months ended July 31, 2022, as compared to $9.6 million for the three months ended July 31, 2021. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year.

	Six months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Payment processing expense	$24,712	$19,373	$5,339	28%
Payment processing expense increased $5.3 million to $24.7 million for the six months ended July 31, 2022, as compared to $19.4 million for the six months ended July 31, 2021. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year.

Sales and marketing

	Three months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$38,341	$22,167	$16,174	73%
Sales and marketing expense increased $16.2 million to $38.3 million for the three months ended July 31, 2022, as compared to $22.2 million for the three months ended July 31, 2021. The increase was primarily attributable to a $13.4 million increase in total compensation and benefits costs driven by the higher compensation for existing employees and increased headcount, as well as higher third-party marketing and advertising costs.
Stock compensation expense included in sales and marketing expense was $5.4 million and $2.2 million for the three months ended July 31, 2022 and 2021, respectively.

	Six months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$78,372	$37,179	$41,193	111%
Sales and marketing expense increased $41.2 million to $78.4 million for the six months ended July 31, 2022, as compared to $37.2 million for the six months ended July 31, 2021. The increase was primarily attributable to a $34.8 million increase in total compensation costs driven by higher compensation for existing employees and increased headcount as well as higher third-party marketing and advertising costs.
Stock compensation incurred related to sales and marketing expense was $11.1 million and $3.9 million for the six months ended July 31, 2022 and 2021, respectively.

Research and development

	Three months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$22,542	$11,443	$11,099	97%
Research and development expense increased $11.1 million to $22.5 million for the three months ended July 31, 2022, as compared to $11.4 million for the three months ended July 31, 2021. The increase resulted primarily from a $7.8 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount, a $1.9 million increase in outside services costs, as well as higher software expenses.
Stock compensation expense included in research and development expense was $3.0 million and $1.1 million for the three months ended July 31, 2022 and 2021, respectively.

	Six months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$43,177	$19,497	$23,680	121%
Research and development expense increased $23.7 million to $43.2 million for the six months ended July 31, 2022, as compared to $19.5 million for the six months ended July 31, 2021. The increase resulted primarily from a $17.9 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount, a $3.0 million increase in outside services costs as well as higher software expenses.
Stock compensation incurred related to research and development expense was $5.5 million and $2.0 million for the six months ended July 31, 2022 and 2021, respectively.

General and administrative

	Three months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$20,073	$16,244	$3,829	24%
General and administrative expense increased $3.8 million to $20.1 million for the three months ended July 31, 2022, as compared to $16.2 million for the three months ended July 31, 2021. The increase resulted primarily from a $3.3 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount to support our growth as a public company.
Stock compensation incurred related to general and administrative expense was $5.2 million and $3.4 million for the three months ended July 31, 2022 and 2021, respectively.

	Six months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$40,928	$28,915	$12,013	42%
General and administrative expense increased $12.0 million to $40.9 million for the six months ended July 31, 2021, as compared to $28.9 million for the six months ended July 31, 2021. The increase resulted primarily from a $8.6 million increase in total compensation costs driven by an increase in headcount to support our growth as a public company, a $1.1 million increase in outside services costs and higher software costs.
Stock compensation expense included in general and administrative expense was $10.3 million and $6.3 million for the six months ended July 31, 2022 and 2021, respectively.

Depreciation

	Three months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Depreciation	$4,220	$3,701	$519	14%
Depreciation expense increased $0.5 million to $4.2 million for the three months ended July 31, 2022, as compared to $3.7 million for the three months ended July 31, 2021. The increase was primarily attributable to higher computer equipment and data center equipment depreciation.

	Six months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Depreciation	$8,498	$6,998	$1,500	21%
Depreciation expense increased $1.5 million to $8.5 million for the six months ended July 31, 2022 as compared to $7.0 million for the six months ended July 31, 2021. The increase was primarily attributable to higher data center equipment depreciation.

Amortization

	Three months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Amortization	$1,599	$1,580	$19	1%
Amortization expense remained flat at $1.6 million for the three months ended July 31, 2022 as compared to $1.6 million for the three months ended July 31, 2021.

	Six months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Amortization	$3,203	$3,231	$(28)	(1)%
Amortization expense remained flat at $3.2 million for the six months ended July 31, 2022, as compared to $3.2 million for the six months ended July 31, 2021.

Other income (expense), net

	Three months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$38	$(90)	$128	(142)%
Other income (expense), net was not significant and remained relatively flat during the three months ended July 31, 2022 and 2021.

	Six months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Other income (expense), net	$7	$(24)	$31	(129)%
Other income (expense), net was not significant and remained relatively flat during the six months ended July 31, 2022 and 2021.

Interest (expense) income, net

	Three months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Interest (expense) income, net	$(206)	$(207)	$1	—%
Interest expense, net remained flat at $0.2 million for the three months ended July 31, 2022, as compared to $0.2 million for the three months ended July 31, 2021.

	Six months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Interest (expense) income, net	$(589)	$(445)	$(144)	32%
Interest expense, net increased $0.1 million to $0.6 million for the six months ended July 31, 2022, as compared to $0.4 million for the six months ended July 31, 2021. The increase was primarily attributable to higher commitment fees related to the Third SVB Facility as well as interest expense related to finance leases we entered into during fiscal year 2022.

Provision for income taxes

	Three months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$(213)	$(288)	$75	(26)%
Provision for income taxes decreased by less than $0.1 million to $0.2 million for the three months ended July 31, 2022, as compared $0.3 million for the three months ended July 31, 2021. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and state income taxes.

	Six months ended July 31,
(in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$(448)	$(437)	$(11)	3%

Provision for income taxes remained flat at $0.4 million for the six months ended July 31, 2022, as compared to the six months ended July 31, 2021. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and state income taxes.

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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2022	2021	2022	2021
Net loss	$(46,716)	$(24,393)	$(97,958)	$(35,367)
Interest expense (income), net	206	207	589	445
Provision for income taxes	213	288	448	437
Depreciation and amortization	5,819	5,281	11,701	10,229
Stock-based compensation expense	14,558	7,273	28,709	13,047
Change in fair value of contingent consideration liabilities	—	209	—	209
Other (income) expense, net	(38)	90	(7)	24
Adjusted EBITDA	$(25,958)	$(11,045)	$(56,518)	$(10,976)
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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands)	2022	2021	2022	2021
Net cash used in operating activities	$(19,843)	$(6,729)	$(53,476)	$(12,202)
Less:
Capitalized internal-use software	(5,003)	(2,107)	(10,242)	(5,023)
Purchases of property and equipment	(849)	(1,047)	(2,634)	(5,030)
Free cash flow	$(25,695)	$(9,883)	$(66,352)	$(22,255)

Liquidity and capital resources
In April 2021, we completed a follow-on offering of our common stock. In connection with this offering, we issued and sold 5,175,000 shares of common stock at an issuance price of $50.00 per share resulting in net proceeds of $245.8 million, after deducting underwriting discounts and commissions.

As of July 31, 2022 and January 31, 2022, we had cash and cash equivalents of $240.7 million and $313.8 million, respectively. Cash and cash equivalents consist of money market accounts and cash on deposit.
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
Third SVB Facility
On March 28, 2022, we entered into the Third SVB Facility to increase the borrowing capacity from $50.0 million to $100.0 million. The Third SVB Facility also reduced the interest rate to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%, amended the annual commitment fees to approximately $0.3 million per year and amended the quarterly fee to 0.15% per annum of the average unused revolving line under the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. As of July 31, 2022, the interest rate on the Third SVB Facility was 5.0%. As of July 31, 2022, we had no outstanding balance on the Third SVB Facility and $100,0 million of available borrowings under the facility.
In the event that we terminate the Third SVB Facility prior to the Maturity Date and do not replace the facility with another SVB facility, we are required to pay a termination fee equal to $0.2 million plus a percent of total borrowing capacity, both of which would be reduced based on the amount of time elapsed before the termination.
Any of our obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of our assets, other than intellectual property. The Third SVB Facility includes a financial covenant that requires us to maintain a minimum Adjusted Quick Ratio, as defined in the Third SVB Facility. We were in compliance with all covenants related to the Third SVB Facility as of July 31, 2022.

The following table summarizes our sources and uses of cash for the six months ended July 31, 2022 and 2021:

	Six months ended July 31,
(in thousands)	2022	2021
Cash used in operating activities	$(53,476)	$(12,202)
Cash used in investing activities	(12,876)	(10,053)
Cash (used in) provided by financing activities	(6,731)	243,328
Net (decrease) increase in cash and cash equivalents	$(73,083)	$221,073
Operating activities
The primary source of cash from operating activities is cash received from our customers. The primary uses of cash for operating activities are for payroll, payments to suppliers and employees, payments for operating leases, as well as cash paid for interest on our finance leases and other borrowings and cash paid for various sales, property and income taxes.
During the six months ended July 31, 2022, cash used in operating activities was $53.5 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
During the six months ended July 31, 2021, cash used in operating activities was $12.2 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.

The change in cash used in operating activities was driven primarily by higher employee compensation costs, primarily due to higher employee headcount as well as an increase in compensation costs for existing employees, and higher outside services costs, partially offset by an increase in cash received from customers driven by higher revenues.
Investing activities
During the six months ended July 31, 2022, cash used in investing activities was $12.9 million, principally resulting from capital expenditures, the majority of which consisted of $10.2 million of capitalized internal-use software costs, as well as $2.6 million of purchases of property and equipment, principally the purchase of data center equipment.
During the six months ended July 31, 2021, cash used in investing activities was $10.1 million, principally resulting from capital expenditures, the majority of which consisted of $5.0 million of purchases of property and equipment including hardware used by clients and the purchase of data center equipment, as well as capitalized internal-use software costs of $5.0 million.
Financing activities
During the six months ended July 31, 2022, net cash used in financing activities was $6.7 million, primarily consisting of $6.3 million used for treasury stock to satisfy tax withholdings on stock compensation awards, $2.9 million used for principal payments on finance leases and $0.4 million of financing fees related to the Third SVB Facility, partially offset by $3.1 million in proceeds from our equity compensation plans.
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

Material Cash Requirements
Our material cash requirements relate to leases, financing arrangements and contractual purchase commitments and human capital. During the six months ended July 31, 2022, there were no significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on

March 31, 2022.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2022 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks. During the six months ended July 31, 2022, there were no significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant operating losses since our inception. For the three and six months ended July 31, 2022 and the years ended January 31, 2022 and January 31, 2021, we had net losses of $46.7 million, $98.0 million, $118.2 million, and $27.3 million, respectively, and losses from operations of $46.3 million, $96.9 million, $116.8 million, and $25.7 million respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the Phreesia Platform, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
Broad-based business or economic disruptions or global health concerns, such as the COVID-19 pandemic and recent high inflationary environment, could adversely affect our business. The COVID-19 pandemic has materially changed how we and our customers operate our businesses, including our Company’s shift to a fully remote work environment. The pandemic has and may continue to materially and adversely impact our business and results of operations due to, among other factors:

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

In addition, market volatility, the high inflationary environment and economic uncertainty make it potentially very difficult for our clients and us to accurately forecast and plan future business activities. During challenging economic times, our clients and patients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our clients to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase.

We are a fully remote company that does not maintain a physical office presence, which subjects us to unique operational risks.
Being a fully remote company subjects us to unique operational risks. For example, technologies in our employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ homes may be less secure than those used in our offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees accessing company data and systems remotely. In addition, operating remotely may negatively impact our corporate culture, including employee engagement and productivity.

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
•the business environment of our clients including healthcare staffing shortages and headcount reductions by our clients; and
•our ability to maintain and enhance our reputation and brand recognition.
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

Competition for qualified management and employees in our industry is intense and identifying and recruiting qualified personnel and training them requires significant time, expense and attention. Many of the companies with which we compete for personnel have greater financial and other resources than we do. While we have entered into offer letters or employment agreements with certain of our executive officers, all of our employees are “at-will” employees, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. The departure and replacement of one or more of our executive officers or other key employees would likely involve significant time and costs, may significantly delay or prevent the achievement of our business objectives and could materially harm our business. In addition, volatility or lack of performance in our stock price may affect our ability to attract replacement should key personnel depart.
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
Our payments platform is a core element of our business. For the three and six months ended July 31, 2022 and the fiscal year ended January 31, 2022, our payments platform generated 29%, 30% and 31% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, were to be reduced as a result of disruptions in the payment processing industry or other factors, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.

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
As such, we and our clients are subject to card network rules that could subject us or our clients to a variety of fines or penalties that may be levied by card networks for certain acts or omissions by us. The rules of card networks are set by their boards, which may be influenced by card issuers. Many banks directly or indirectly sell processing services to clients in competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks’ rules or policies to the detriment of non-members including our businesses. If a client or sales partner fails to comply with the applicable requirements of card networks, it could be subject to a variety of fines or penalties that may be levied by card networks. We may have to bear the cost of such fines or penalties if we cannot collect them from the applicable client, resulting in lower earnings or losses for us. The termination of our registration, including a card network barring us from acting as a payment facilitator, or any changes in card network rules that would impair our registration, could require us to stop providing payment processing services relating to the affected card network, which would adversely affect our ability to conduct our business.

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
Our commercial success depends on our ability to develop and commercialize our services and use our proprietary technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners, our licensees or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products or technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-

licenses to intellectual property rights for our products and services. We may also have to redesign our products or services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and products may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.
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

Risks relating to laws and regulations applicable to our industry

We are subject to data privacy and security laws and regulations governing our collection, use, disclosure, storage, and transmission of personally identifiable information, including protected health information and payment card data, which may impose restrictions on us and our operations and subject us to penalties if we are unable to fully comply with such laws.
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

We are a “Business Associate” as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH Act") and their implementing regulations, collectively referred to as HIPAA. The U.S. Department of Health and Human Services ("HHS") Office of Civil Rights, may impose civil penalties on a Business Associate for a failure to comply with HIPAA requirements. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. A Business Associate can also face criminal penalties for HIPAA violations. Penalties can vary significantly depending on a number of factors, such as whether the Business Associate’s failure to comply was due to willful neglect. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for recklessness in misusing individuals’ health information.

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

We also expect that there will continue to be new or amended laws, regulations, standards and obligations proposed and enacted in various jurisdictions. Many countries around the world have enacted comprehensive privacy and data protection laws that can impact our business. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European Union, or EU. The GDPR imposes more stringent data protection requirements and requires businesses subject to it to give more detailed disclosures about how they collect, use, and share personal information; contractually commit to data protection measures in contracts; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; obtain consent to collect sensitive personal information such as health information; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct, and delete their personal information. The GDPR also imposes strict rules on the transfer of personal information to countries outside of the European Economic Area, or EEA, including the United States. A recent judicial decision from the EU and recent announcements from European regulators regarding transfers of personal information outside of the EEA have increased the legal risks and liabilities, and compliance and operational costs, of lawfully making such transfers. Companies that violate the GDPR can face private litigation, restrictions, or prohibitions on data processing, and fines of up to the greater of 20 million Euros or 4% of worldwide annual revenue.

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

On March 25, 2022, the European Commission and the U.S. White House announced that an agreement on Privacy Shield 2.0 has been reached. However, it is too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our cross-border activities.

Upon the closing of our acquisition of Insignia in December 2021, we acquired a subsidiary that is subject to additional laws and regulations, including those in the EEA, such as the GDPR. Compliance with such laws and regulations will require resources and could be more costly and take more time than we anticipate, which could adversely affect our business.

The UK has additional privacy and consumer protection laws, such as the Privacy and Electronic Communications Regulations, to which our marketing messages to actual or potential UK-based customers may be subject.

We have operations in Canada and in Canada, our collection, use, disclosure, and management of personal information must comply with both federal and provincial privacy laws, which impose separate requirements, but may overlap in some instances. The Personal Information Protection and Electronic Documents Act, or PIPEDA, applies in all Canadian provinces except Alberta, British Columbia and Québec, as well as to the transfer of consumer data across provincial borders. PIPEDA imposes stringent consumer data protection obligations, requires privacy breach reporting, and limits the purposes for which organizations may collect, use, and disclose consumer data. The provinces of Alberta, British Columbia, and Québec have enacted separate data privacy laws that are substantially similar to PIPEDA, but all three additionally apply to our handling of our own employees’ personal data within their respective provinces. Notably, Québec’s Act respecting the protection of personal information in the private sector, or the Private Sector Act, was amended by Bill 64, an Act to modernize legislative provisions as regards the protection of personal information, which introduced major amendments to the Private Sector Act, notably, to impose significant and stringent new obligations on Québec businesses while increasing the powers of
Quebec’s supervisory authority. We may incur additional costs and expenses related to compliance with these laws and may incur significant liability if we are not able to comply with these laws. We are also subject to Canada’s anti-spam legislation, or CASL, which includes rules governing commercial electronic messages, which include marketing emails, text messages, and social media advertisements. Under these rules, we must follow certain standards when sending marketing communications, are prohibited from sending them to customers without their consent and can be held liable for violations.

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

We are also subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards ("PCI-DSS") and AICPA Security Organization Control 2 ("SOC 2"), with which we are currently compliant, and HITRUST certification, which we currently maintain. In the event we fail to comply with the PCI-DSS or fail to maintain our SOC 2 or HITRUST certification, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy, data storage and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.

Any failure or perceived failure by us to comply with domestic or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our clients to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit retention of our Platform or services by existing clients or adoption of our Platform or services by new clients.
Existing laws regulate our ability to engage in direct marketing and changes in privacy laws could adversely affect our ability to market our products effectively and could impact our results from operations or result in costs and fines.
We also rely on a variety of direct marketing techniques, including email marketing. These activities are regulated by legislation such as the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act of 2003. Any failure by us to comply fully with the CAN-SPAM Act may leave us subject to substantial fines and penalties. In addition, any future restrictions in laws such as the CAN-SPAM Act, and various United States state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of our marketing efforts and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our revenues.

Any failure by us to comply fully with website accessibility standards could result in us being subject to considerable fines and penalties.
We conduct business through various Internet websites and web-based applications are subject to accessibility requirements. Courts have ruled that the Americans with Disabilities Act (ADA) applies to Internet websites and other digital experiences and litigation related to ADA website accessibility has soared in recent years. Failing to comply with those requirements could leave our Company subject to claims, litigation, lawsuits and, ultimately, substantial fines and penalties.

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

Further, on March 9, 2020, the HHS, Office of the National Coordinator for Health Information Technology ("ONC") and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information ("EHI"), by increasing innovation and competition by giving patients and their healthcare service providers secure access to health information and new tools, allowing for more choice in care and treatment. The final rules are intended to clarify and operationalize provisions of the 21st Century Cures Act ("Cures Act"), regarding interoperability and “information blocking,” and create significant new requirements for certain health care industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI.

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
We conduct business in a heavily regulated industry, and any failure to comply with applicable healthcare laws and government regulations, could result in financial penalties, exclusion from participation in government healthcare programs and adverse publicity, or could require us to make significant operational changes, any of which could harm our business.
The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local authorities. As a participant in the healthcare industry, our operations and relationships, and those of our clients, are regulated by a number of federal, state and local governmental entities. The impact of these regulations can adversely affect us even though we may not be directly regulated by specific healthcare laws and regulations. We must ensure that our products and services comply with applicable laws and regulations and can be used by our clients in a manner that complies with applicable laws and regulations. The noncompliant use of our products and services could negatively affect the marketability of our products and services or our compliance with our client contracts, or even expose us to direct or indirect liability under the theory that we had assisted our clients in a violation of healthcare laws or regulations. Of particular importance are:

•the federal Anti-Kickback Statute, which, subject to certain exceptions known as “safe harbors,” prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral of an individual for, or the lease, purchase, order or recommendation of, items or services covered, in whole or in part, by government healthcare programs such as Medicare and Medicaid;
•the federal False Claims Act, which imposes civil and criminal liability on individuals or entities that knowingly or recklessly submit or cause to be submitted false or fraudulent claims to Medicare, Medicaid, and other government-funded programs or make or cause to be made false statements in order to have a claim paid;
•the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, or collectively, HIPAA, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the Civil Monetary Penalties Law, which prohibits the offering or giving of remuneration to Medicare and Medicaid beneficiaries that is likely to influence the beneficiary’s selection of a particular provider or supplier;
•state laws related to the advertising and marketing of services by healthcare providers;
•federal and state laws related to confidentiality, privacy and security of personal information, including medical information and records, that limit the manner in which we may use and disclose that information, impose obligations to safeguard such information and require that we notify third parties in the event of unauthorized uses or disclosures, including breaches;
•federal laws that impose civil administrative sanctions for, among other violations, inappropriate billing of services to government healthcare programs or employing or contracting with individuals who are excluded from participation in government healthcare programs;
•state laws pertaining to anti-kickback false claims, some of which are not limited to relationships involving government-funded programs;
•federal laws and regulations regarding marketing and communications by Medicare Advantage plans.

 Because of the breadth of these laws and the narrowness of the statutory or regulatory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws requires us to implement controls across our entire organization and it may prove costly and challenging to monitor and enforce compliance. The risk of our being found in violation of healthcare laws and regulations is increased by the fact that many of them have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes complex and open to a variety of interpretations. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, recoupments of overpayments, imprisonment, and exclusion from the Medicare and Medicaid programs.

To enforce compliance with the federal laws, the U.S. Department of Justice and the Office of Inspector General for the HHS regularly scrutinize healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. A review of our business by judicial, law enforcement, or regulatory authorities could result in challenges or actions against us that could harm our business and operations. Responding to and managing government investigations or any action against us for violation of these laws or regulations, even if we successfully defend against such action, could cause us to incur significant legal expenses, divert resources and management’s attention from the operation of our business and result in adverse publicity. Moreover, if one of our clients or another third party fails to comply with applicable laws and becomes the target of a government investigation, government authorities could require our cooperation in the investigation, which could cause us to incur additional legal expenses and result in adverse publicity.

In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $12,537 to $25,076 per false claim or statement (as of January 2022, and subject to annual adjustments for inflation), participants in the healthcare industry often resolve allegations without admissions of liability for significant amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating compliance with the healthcare fraud and abuse laws.

The laws, regulations and standards governing the healthcare industry may change significantly in the future and may harm our business and operations. In addition, the commercialization of any of our products outside the United States may also subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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
Individuals may claim our calling and text messaging services are subject to, and are not compliant with, the Telephone Consumer Protection Act or similar state laws.

Our products assist our clients in placing various short message service, or SMS, text messages and calls to patients. The Telephone Consumer Protection Act ("TCPA") is a federal statute that protects consumers from certain unwanted telephone calls, faxes and text messages. TCPA violations can result in significant financial penalties as businesses can incur civil forfeiture penalties or criminal fines imposed by the Federal Communications Commission (“FCC”) or be fined for each violation through private litigation or state attorneys general or other state actor enforcement. Class action suits are the most common method for private enforcement. Our call and SMS texting services are potential sources of risk for class action lawsuits and liability for our Company. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct call and SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. While we strive to adhere to strict policies and procedures, the FCC, as the agency that implements and enforces TCPA, may disagree with our interpretation of TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our services violate TCPA could subject us to civil penalties, could invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, and could have an adverse effect on our business. Further, we could be subject to class action lawsuits for any claimed TCPA violations. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. Some states have enacted laws similar to, or broader than, TCPA, which may be an additional source of potential claims or liability.

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
•Economic sanctions and export controls. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) prohibit or restrict transactions to or from, and dealings with specified countries and territories, their governments, and in certain circumstances, with individuals and entities that are located in or nationals of those countries, and other sanctioned persons, including specially designated nationals, narcotics traffickers and terrorists or terrorist organizations. As federal, state and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our costs to comply with these requirements will increase as well. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our services, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets.

Further, our Platform incorporates encryption technology. The U.S. Export Administration Regulations require authorization for the export of certain encryption items, including by a license, a license exception or other appropriate government authorizations. Such solutions may also be subject to certain regulatory reporting requirements. While we believe our products meet certain exceptions that reduce the scope of export control restrictions applicable to such products, these exceptions may be determined not to apply to our products and our products and underlying technology may become subject to export control restrictions.

Risks relating to our dependence on third parties

We rely on our third-party contractors, vendors and partners, including some outside of the United States, to execute our business strategy. Replacing them could be difficult and disruptive to our business. If we are unsuccessful in forming or maintaining such relationships on terms favorable to us, our business may not succeed.
We have entered into contracts with third-party vendors and contractors to provide critical services relating to our business, including initial software development and cloud hosting. We also rely on third-party providers to enable automated eligibility and benefits verification through our Platform, and we outsource certain of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants in international locations that may be subject to political and economic instability, including India, Russia and Ukraine. For example, we have entered into a Master Services Agreement with Rayden Design Studio Private Limited ("Rayden"), pursuant to which Rayden's India-based personnel provide us with certain software services and various administrative and technical support on an exclusive basis. We are also a party to a Consulting and Development Agreement with DataArt Solutions, Inc. ("DataArt"), pursuant to which we primarily outsource certain software development services to DataArt.

Our dependence on Rayden, DataArt and other third-party contractors creates numerous risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these operations. Our reputation and our customers’ willingness to purchase our products and partners’ willingness to use our products depend, in part, on our third-party contractors’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. If our third-party contractors fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.

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
We depend on various third-party contractors to provide these key functions of our business. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. The ability of our third-party contractors to effectively satisfy our business requirements could be impacted by financial difficulty of our third-party contractors or damage to their operations caused by fire, terrorist attack, natural disaster, or other events. It would be difficult to replace some of our third-party contractors and third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation and operating results could be harmed.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended July 31, 2022 our net cash used in operating activities was $53.5 million. As of July 31, 2022, we had $240.7 million of cash and cash equivalents, which are held for working capital purposes. As of January 31, 2022, we had no outstanding borrowings under our revolving line of credit, with the ability to borrow up to $50.0 million under the revolving line of credit included in the Second SVB Facility with SVB. On March 28, 2022, we entered into the Third SVB Facility pursuant to which we have the ability to borrow up to $100.0 million. Borrowings under the facility are secured by substantially all of our properties, rights and assets, excluding intellectual property. As of July 31, 2022, we had no outstanding borrowings under our revolving line of credit, with the ability to borrow up to $100.0 million under the revolving line of credit included in the Third SVB Facility.

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

10.1	Third Amended and Restated Non-Employee Director Compensation Policy, dated June 17, 2022 (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHREESIA, INC.

Date: September 8, 2022	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 8, 2022	By:	/s/ Randy Rasmussen
Randy Rasmussen
Chief Financial Officer
(Principal Financial Officer)