Form 10-Q
period 2022-10-31
Phreesia, Inc.
filed 2022-12-09
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 5, 2022, 52,747,255 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
For the Quarter Ended October 31, 2022

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

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled "Risk Factors" and in the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission, (the "SEC"). If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

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
•our failure to adequately expand our direct sales force, impeding our growth;
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
•the impact of the COVID-19 pandemic, market volatility, including the recent high inflationary environment, economic slowdowns and recessions, and other global financial, economic and political events on our business and our ability to attract, retain and cross-sell to healthcare services clients;
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
•our expectations regarding trends in our key metrics and revenue from subscription fees from our healthcare services clients, payment processing fees and fees charged to our life sciences and payer clients for delivering direct communications to help activate, engage and educate patients about topics critical to their health;
•our ability to realize the intended benefits of our acquisitions; and

•other risks and uncertainties, including those listed under the section titled "Risk Factors."
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 31, 2022	January 31, 2022
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$209,589	$313,812
Settlement assets	20,710	19,590
Accounts receivable, net of allowance for doubtful accounts of $962 and $863 as of October 31, 2022 and January 31, 2022, respectively	44,356	40,262
Deferred contract acquisition costs	1,218	1,642
Prepaid expenses and other current assets	11,001	11,043
Total current assets	286,874	386,349
Property and equipment, net of accumulated depreciation and amortization of $66,481 and $53,321 as of October 31, 2022 and January 31, 2022, respectively	26,327	34,645
Capitalized internal-use software, net of accumulated amortization of $35,283 and $31,139 as of October 31, 2022 and January 31, 2022, respectively	31,804	17,643
Operating lease right-of-use assets	794	2,337
Deferred contract acquisition costs	1,899	2,437
Intangible assets, net of accumulated amortization of $2,206 and $1,178 as of October 31, 2022 and January 31, 2022, respectively	11,744	12,772
Deferred tax asset	—	515
Goodwill	33,836	33,621
Other assets	4,016	4,157
Total Assets	$397,294	$494,476
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$20,710	$19,590
Current portion of finance lease liabilities and other debt	5,483	5,821
Current portion of operating lease liabilities	1,143	1,281
Accounts payable	11,108	5,119
Accrued expenses	20,344	20,128
Deferred revenue	13,933	16,493
Total current liabilities	72,721	68,432
Long-term finance lease liabilities and other debt	3,766	7,423
Operating lease liabilities, non-current	461	1,276
Long-term deferred revenue	1	65
Total Liabilities	76,949	77,196
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value - 500,000,000 shares authorized as of both October 31, 2022 and January 31, 2022; 53,396,354 and 52,095,964 shares issued as of October 31, 2022 and January 31, 2022, respectively	534	521
Additional paid-in capital	911,526	860,657
Accumulated deficit	(568,063)	(429,938)
Treasury stock, at cost, 683,407 and 301,003 shares as of October 31, 2022 and January 31, 2022, respectively	(23,652)	(13,960)
Total Stockholders’ Equity	320,345	417,280
Total Liabilities and Stockholders’ Equity	$397,294	$494,476
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
Revenue:
Subscription and related services	$32,992	$24,365	$93,162	$69,069
Payment processing fees	19,626	16,111	58,588	49,061
Network solutions	20,485	15,439	52,574	37,083
Total revenues	73,103	55,915	204,324	155,213
Expenses:
Cost of revenue (excluding depreciation and amortization)	14,562	11,644	43,821	30,210
Payment processing expense	12,770	9,449	37,482	28,822
Sales and marketing	36,631	32,036	115,003	69,215
Research and development	22,669	15,273	65,846	34,770
General and administrative	19,600	18,021	60,528	46,936
Depreciation	4,865	3,719	13,363	10,717
Amortization	1,817	1,513	5,020	4,744
Total expenses	112,914	91,655	341,063	225,414
Operating loss	(39,811)	(35,740)	(136,739)	(70,201)
Other expense, net	(211)	(114)	(204)	(138)
Interest income (expense), net	61	(311)	(528)	(756)
Total other expense, net	(150)	(425)	(732)	(894)
Loss before provision for income taxes	(39,961)	(36,165)	(137,471)	(71,095)
Provision for income taxes	(206)	(178)	(654)	(615)
Net loss	$(40,167)	$(36,343)	$(138,125)	(71,710)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.71)	$(2.64)	$(1.44)
Weighted-average common shares outstanding, basic and diluted	52,606,400	51,020,271	52,294,026	49,943,049
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2021	44,880,883	$449	$579,599	$(311,777)	$(4,965)	$263,306
Net loss	—	—	—	(10,974)	—	(10,974)
Stock-based compensation	—	—	5,774	—	—	5,774
Exercise of stock options and vesting of restricted stock units	214,346	2	498	—	—	500
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,145)	(1,145)
Issuance of common stock in follow-on public offering, net	5,175,000	52	245,761	—	—	245,813
Balance, April 30, 2021	50,270,229	$503	$831,632	$(322,751)	$(6,110)	$503,274
Net loss	—	—	—	(24,393)	—	(24,393)
Stock-based compensation	—	—	7,355	—	—	7,355
Exercise of stock options and vesting of restricted stock units	621,897	6	1,300	—	—	1,306
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(978)	(978)
Balance, July 31, 2021	50,892,126	$509	$840,287	$(347,144)	$(7,088)	$486,564
Net loss	—	—	—	(36,343)	—	(36,343)
Stock-based compensation	—	—	7,821	—	—	7,821
Exercise of stock options and vesting of restricted stock units	396,894	4	1,342	—	—	1,346
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,469)	(1,469)
Balance, October 31, 2021	51,289,020	$513	$849,450	$(383,487)	$(8,557)	$457,919

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2022	52,095,964	$521	$860,657	$(429,938)	$(13,960)	$417,280
Net loss	—	—	—	(51,242)	—	(51,242)
Stock-based compensation	—	—	12,594	—	—	12,594
Exercise of stock options and vesting of restricted stock units	326,624	4	544	—	—	548
Issuance of stock for share-settled bonus awards	233,135	2	6,772	—	—	6,774
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(4,735)	(4,735)
Balance, April 30, 2022	52,655,723	$527	$880,567	$(481,180)	$(18,695)	$381,219
Net loss	—	—	—	(46,716)	—	(46,716)
Stock-based compensation	—	—	13,236	—	—	13,236
Exercise of stock options and vesting of restricted stock units	321,148	3	422	—	—	425
Issuance of common stock for employee stock purchase plan	95,967	1	2,039	—	—	2,040
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,740)	(1,740)
Balance, July 31, 2022	53,072,838	$531	$896,264	$(527,896)	$(20,435)	$348,464
Net loss	—	—	—	(40,167)	—	(40,167)
Stock-based compensation	—	—	13,129	—	—	13,129
Exercise of stock options and vesting of restricted stock units	253,720	2	96	—	—	98
Issuance of stock for share-settled bonus awards	69,796	1	2,037	—	—	2,038
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(3,217)	(3,217)
Balance, October 31, 2022	53,396,354	$534	$911,526	$(568,063)	$(23,652)	$320,345

See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended October 31,
	2022	2021
Operating activities:
Net loss	$(138,125)	$(71,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,383	15,461
Stock-based compensation expense	43,491	25,976
Amortization of deferred financing costs and debt discount	227	216
Cost of Phreesia hardware purchased by customers	939	449
Deferred contract acquisition costs amortization	1,318	1,709
Non-cash operating lease expense	1,543	730
Change in fair value of contingent consideration liabilities	—	209
Deferred tax asset	515	508
Changes in operating assets and liabilities:
Accounts receivable	(4,094)	(6,408)
Prepaid expenses and other assets	(802)	(5,686)
Deferred contract acquisition costs	(356)	(2,929)
Accounts payable	4,411	9,490
Accrued expenses and other liabilities	1,931	(5,563)
Lease liability	(981)	(779)
Deferred revenue	(2,624)	1,596
Net cash used in operating activities	(74,224)	(36,731)
Investing activities:
Capitalized internal-use software	(15,576)	(7,962)
Purchases of property and equipment	(4,028)	(16,596)
Net cash used in investing activities	(19,604)	(24,558)
Financing activities:
Proceeds from issuance of common stock in equity offerings, net of underwriters' discounts and commissions	—	245,813
Proceeds from issuance of common stock upon exercise of stock options	1,225	4,062
Treasury stock to satisfy tax withholdings on stock compensation awards	(9,523)	(3,546)
Proceeds from employee stock purchase plan	2,832	1,147
Finance lease payments	(4,316)	(3,175)
Principal payments on financing agreements	(216)	(873)
Debt issuance costs and loan facility fee payments	(397)	(125)
Payment of contingent consideration for acquisitions	—	(400)
Net cash (used in) provided by financing activities	(10,395)	242,903
Net (decrease) increase in cash and cash equivalents	(104,223)	181,614
Cash and cash equivalents – beginning of period	313,812	218,781
Cash and cash equivalents – end of period	$209,589	$400,395

Supplemental information of non-cash investing and financing information:
Right-of-use assets recorded in exchange for operating lease liabilities	$—	$81
Property and equipment acquisitions through finance leases	$526	$2,645
Purchase of property and equipment and capitalized software included in current liabilities	$3,354	$1,082
Capitalized stock-based compensation	$1,036	$279
Issuance of stock to settle liabilities for stock-based compensation	$10,852	$—
Cash paid for:
Interest	$647	$578
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

1. Background and liquidity
(a) Background
Phreesia, Inc. (the "Company") is a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations by activating patients in their care to optimize patient health outcomes. Through the SaaS-based technology platform (the "Phreesia Platform" or "Platform"), the Company offers healthcare services clients a robust suite of integrated solutions that manage patient access, registration, payments and clinical support. The Company’s Platform also provides life sciences companies, health plans and other payer organizations (payers), patient advocacy, public interest and other not-for-profit organizations with a channel for direct communication with patients. In connection with the patient intake and registration process, Phreesia offers its healthcare services clients the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription. The Company was formed in May 2005.
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

Management believes that the Company’s cash and cash equivalents at October 31, 2022, along with cash generated in the normal course of business, and available borrowing capacity under the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank ("SVB"), as amended by the First Loan Modification Agreement (as amended, the "Third SVB Facility") (Note 6), are sufficient to fund its operations for at least the next 12 months.

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

(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of October 31, 2022 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended October 31, 2022 and 2021. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2022.

(d) Network solutions revenue
During the three months ended October 31, 2022, the Company relabeled its Life sciences category of revenue presented on its Consolidated Statements of Operations to Network solutions revenue. The Company’s Network solutions revenue includes fees from life sciences and payer clients for delivering direct communications to help activate, engage and educate patients about topics critical to their health using the Phreesia Platform. Prior to the three months ended October 31, 2022, the Company's Network solutions revenue was generated by its life sciences clients. There have been no changes to previously reported revenues.
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
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for both the three and nine months ended October 31, 2022 and 2021. As of both October 31, 2022 and January 31, 2022, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.

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
(d) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three and nine months ended October 31, 2022, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
Recent accounting pronouncements not yet adopted
There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of October 31, 2022 and January 31, 2022 are as follows:

	October 31, 2022	January 31, 2022
Payroll-related expenses and taxes	$7,861	$10,780
Payment processing fees liability	4,149	3,502
Tax liabilities	1,745	2,093
Information technology services	2,249	1,266
Other	4,340	2,487
Total	$20,344	$20,128

(b) Property and equipment
Property and equipment as of October 31, 2022 and January 31, 2022 are as follows:

	Useful Life
	(years)	October 31, 2022	January 31, 2022
PhreesiaPads and Arrivals Kiosks	3	$26,818	$26,387
Computer equipment	3	55,521	53,957
Computer software	3 to 5	8,124	5,311
Hardware development	3	1,058	1,024
Furniture and fixtures	7	539	539
Leasehold improvements	2	748	748
Total property and equipment		$92,808	$87,966
Less accumulated depreciation		(66,481)	(53,321)
Property and equipment — net		$26,327	$34,645

Depreciation expense related to property and equipment amounted to $4,865 and $3,719 for the three months ended October 31, 2022 and 2021, respectively. Depreciation expense related to property and equipment amounted to $13,363 and $10,717 for the nine months ended October 31, 2022 and 2021, respectively.
Assets acquired under finance leases included in computer equipment were $27,813 and $27,310 as of October 31, 2022 and January 31, 2022, respectively. Accumulated amortization of assets under finance leases was $19,271 and $15,025 as of October 31, 2022 and January 31, 2022, respectively.

(c) Capitalized internal use software
For the three months ended October 31, 2022 and 2021, the Company capitalized $5,758 and $3,167, respectively, of costs related to the Phreesia Platform. For the nine months ended October 31, 2022 and 2021, the Company capitalized $18,153 and $7,965, respectively, of costs related to the Phreesia Platform.
During the three months ended October 31, 2022 and 2021, amortization expense related to capitalized internal-use software was $1,476 and $1,387, respectively. During the nine months ended October 31, 2022 and 2021, amortization expense related to capitalized internal-use software was $3,992 and $4,362, respectively.

(d) Intangible assets and goodwill
The following presents the details of intangible assets as of October 31, 2022 and January 31, 2022:

	Useful Life
	(years)	October 31, 2022	January 31, 2022
Acquired technology	5	$1,410	$1,410
Customer relationship	7 to 10	6,340	6,340
License	15	6,200	6,200
Total intangible assets, gross carrying value		$13,950	$13,950
Less accumulated amortization		(2,206)	(1,178)
Net carrying value		$11,744	$12,772
The remaining useful life for acquired technology in years was 2.9 and 3.5 as of October 31, 2022 and January 31, 2022, respectively. The remaining useful life for customer relationships in years was 8.5 and 9.2 as of October 31, 2022 and January 31, 2022, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 14.1 and 14.8 as of October 31, 2022 and January 31, 2022, respectively.
Amortization expense associated with intangible assets amounted to $341 and $127 for the three months ended October 31, 2022 and 2021, respectively. Amortization expense associated with intangible assets amounted to $1,028 and $382 for the nine months ended October 31, 2022 and 2021, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of October 31, 2022:

October 31, 2022
2023 (Remaining three months)	$344
Fiscal Years Ending January 31,
2024	1,358
2025	1,273
2026	1,242
2027 - thereafter	7,527
Total	$11,744

There were no significant changes to the Company's goodwill balance during the nine months ended October 31, 2022. The Company did not record any impairments of goodwill during the three and nine months ended October 31, 2022 or 2021. Goodwill was $33,836 and $33,621 as of October 31, 2022 and January 31, 2022, respectively.

(e) Accounts receivable
Accounts receivable as of October 31, 2022 and January 31, 2022 are as follows:

	October 31, 2022	January 31, 2022
Billed	$43,425	$40,733
Unbilled	1,893	392
Total accounts receivable, gross	$45,318	$41,125
Less accounts receivable allowances	(962)	(863)
Total accounts receivable	$44,356	$40,262

Activity in the Company's allowance for doubtful accounts was as follows for the nine months ended October 31, 2022:

October 31, 2022
Balance, January 31, 2022	$863
Bad debt expense	454
Write-offs and adjustments	(355)
Balance, October 31, 2022	$962

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

(f) Prepaid and other current assets
Prepaid and other current assets as of October 31, 2022 and January 31, 2022 are as follows:

	October 31, 2022	January 31, 2022
Prepaid software and business systems	$4,059	$3,738
Prepaid data center expenses	2,432	3,230
Prepaid insurance	2,353	1,924
Other prepaid expenses and other current assets	2,157	2,151
Total prepaid and other current assets	$11,001	$11,043
(g) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. Subsequent to the adoption of ASU 2018-15 in May 2020, the Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within Prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532 and $1,514 as of October 31, 2022 and January 31, 2022, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $506 and $199 as of October 31, 2022 and January 31, 2022, respectively.

(h) Other expense, net

Other expense, net for the three months ended October 31, 2022 and 2021 was $211 and $114, respectively. Other expense, net for the nine months ended October 31, 2022 and 2021 was $204 and $138, respectively. For all periods presented, other expense, net was composed primarily of foreign exchange losses and gains.
5. Revenue and contract costs

The Company generates revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. The Company derives revenue from subscription fees and related services generated from the Company’s healthcare services clients for access to the Phreesia Platform, payment processing fees based on patient payment volume, and fees from life sciences and payer clients for delivering direct communications to patients using the Phreesia Platform.
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $2,560 and $1,607 for the three months ended October 31, 2022 and 2021, respectively. The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $7,534 and $4,830 for the nine months ended October 31, 2022 and 2021, respectively.

Contract balances
The following table represents a roll-forward of contract assets:

January 31, 2022	$392
Amount transferred to receivables from beginning balance of contract assets	(392)
Contract asset additions, net of reclassification to receivables	1,893
October 31, 2022	$1,893

The following table represents a roll-forward of deferred revenue:

January 31, 2022	$16,558
Revenue recognized that was included in deferred revenue at the beginning of the period	(15,102)
Net increase in current period deferred revenue	12,478
October 31, 2022	$13,934

Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $413 and $557 for the three months ended October 31, 2022 and 2021, respectively. Amortization expense totaled $1,318 and $1,709 for the nine months ended October 31, 2022 and 2021, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Beginning balance, January 31, 2022	$4,079
Additions to deferred contract acquisition costs	356
Amortization of deferred contract acquisition costs	(1,318)
Ending balance, October 31, 2022	3,117

Deferred contract acquisition costs, current (to be amortized in next 12 months)	1,218
Deferred contract acquisition costs, non-current	1,899
Total deferred contract acquisition costs	$3,117

6. Finance leases and other debt
As of October 31, 2022 and January 31, 2022, the Company had the following outstanding finance lease liabilities and other debt:

	October 31, 2022	January 31, 2022
Finance leases	$9,066	$12,884
Financing arrangements	45	266
Accrued interest and payments	138	94
Total finance lease liabilities and other debt	9,249	13,244
Less - current portion of finance lease liabilities and other debt	(5,483)	(5,821)
Long-term finance lease liabilities and other debt	$3,766	$7,423

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

On March 28, 2022 (the "Third SVB Effective Date"), the Company entered into a First Loan Modification Agreement to the Second SVB Facility (as amended, the "Third SVB Facility") to increase the borrowing capacity from $50,000 to $100,000 and to reduce the interest rate on the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. Borrowings under the Third SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%. As of October 31, 2022, the interest rate on the Second SVB Facility was 5.75%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of approximately $250 per year and a quarterly fee of 0.15% per annum of the average unused revolving line under the facility. The Company had $100,000 of availability under the facility as of October 31, 2022.

In the event that the Company terminates the Third SVB Facility prior to May 5, 2024, the Company will be required to pay a termination fee of up to 1.5% of borrowing capacity based on the length of time between termination and maturity. Any Company obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Third SVB Facility includes a financial covenant that requires the Company to maintain a minimum Adjusted Quick Ratio as defined in the Third SVB Facility. The Third SVB Facility also includes a financial covenant that requires the Company to achieve certain profitability and liquidity thresholds. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. Additionally, the Third SVB Facility contains customary events of default. The Company was in compliance with all covenants related to the Third SVB Facility as of October 31, 2022.

The Company presents unamortized deferred costs within other assets. The Company is amortizing the remaining unamortized costs over the remaining term of the Third SVB Facility.

Maturities of finance leases and other debt, in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
2023 (Remaining three months)	$1,579	$1,441	$138
Fiscal year ending January 31:
2024	4,984	4,939	45
2025	2,484	2,484	—
2026	202	202	—
2027	—	—	—
Total maturities of finance leases and other debt	$9,249	$9,066	$183
The components of interest income (expense), net are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
Interest expense (1)	$(456)	$(331)	$(1,150)	$(815)
Interest income	517	20	622	59
Interest income (expense), net	$61	$(311)	$(528)	$(756)
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the nine months ended October 31, 2022 were made pursuant to the 2019 Plan.
In June 2019, the Board of Directors also adopted the Company’s 2019 Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved under the ESPP is limited to 855,873 shares.
In August 2021, the Company amended its fiscal 2022 incentive bonus to allow eligible employees to elect to receive all or a portion of their fiscal 2022 year end incentive compensation in the form of immediately vested restricted stock units instead of cash. The Company's fiscal 2023 incentive bonus allows eligible employees to elect to receive all or a portion of their fiscal 2023 incentive compensation in the form of immediately vested restricted stock units instead of cash.

As of October 31, 2022, there are 3,730,752 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 643,875 shares available for future grant pursuant to the ESPP. During the second quarter of fiscal 2022, the Company activated its ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions.

(b) Summary of stock-based compensation

The following table sets forth stock-based compensation by type of award:

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
RSUs	$10,632	$6,432	$31,333	$17,273
Liability awards	1,994	5,305	5,568	5,305
PSUs	1,807	551	5,253	1,588
Stock options	333	541	1,207	1,691
ESPP	357	297	1,166	398
Total stock based compensation	$15,123	$13,126	$44,527	$26,255

The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
Stock-based compensation expense recorded to additional paid-in capital(1)	$13,129	$7,821	$38,959	$20,950
Stock-based compensation expense recorded to accrued expenses	1,994	5,305	5,568	5,305
Total stock-based compensation	15,123	13,126	44,527	26,255
Less stock-based compensation expense capitalized as internal-use software	(341)	(197)	(1,036)	(279)
Stock-based compensation expense per consolidated statements of operations	$14,782	$12,929	$43,491	$25,976

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
Additionally, the Company provides certain employees the option to settle their incentive bonus in immediately vested RSUs. During the nine months ended October 31, 2022, the Company issued 302,931 immediately vested RSUs to settle fiscal 2022 share settled bonus awards. The RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share settled bonus awards.

Restricted stock units
Unvested, January 31, 2022	3,133,839
Granted in nine months ended October 31, 2022	2,449,430
Vested	(985,193)
Forfeited and expired	(393,128)
Unvested, October 31, 2022	4,204,948

As of October 31, 2022, there is $111,108 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.87 years.
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

Stock option activity for the nine months ended October 31, 2022 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2022	1,705,150	$6.01
Granted in nine months ended October 31, 2022	—	$—
Exercised	(226,573)	$4.70
Forfeited and expired	(8,214)	$4.68
Outstanding and expected to vest — October 31, 2022	1,470,363	$6.21	5.28	$31,037
Exercisable — October 31, 2022	1,242,046	$5.77	5.07	$26,765
Amount vested in nine months ended October 31, 2022	54,983	$9.14
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended October 31, 2022 and 2021 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $4,661 and $58,082, respectively.
As of October 31, 2022, there is $326 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 0.3 years.

For the three and nine months ended October 31, 2022, stock-based compensation expense for stock options includes $50 and $279 related to the modification of stock options, respectively.

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
Market-based PSU activity for the nine months ended October 31, 2022 are as follows:

Performance stock units
Outstanding, January 31, 2022	396,216
Granted in nine months ended October 31, 2022	—
Vested	—
Forfeited and expired	(3,555)
Outstanding, October 31, 2022	392,661
As of October 31, 2022, unrecognized compensation cost related to PSUs was $13,713, to be recognized on a straight-line basis over a weighted average term of 2.0 years, subject to the participants' continued employment with the Company.
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

In July 2022, the Company issued 95,967 shares of common stock for the ESPP purchase period ended on June 30, 2022. In connection with this issuance, the Company recorded a $2,040 increase to common stock and additional paid-in capital within stockholders' equity. As of October 31, 2022, unrecognized compensation cost related to the ESPP was $236, to be recognized over the next two months.

(g) Liability awards
In August 2021, the Company amended its fiscal 2022 incentive bonus to allow eligible employees to elect to receive all or a portion of their fiscal 2022 year-end incentive compensation in the form of immediately vested restricted stock units instead of cash. The Company's fiscal 2023 incentive bonus allows eligible employees to elect to receive all or a portion of their fiscal 2023 incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the bonuses converted. These share settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share settled bonus awards as liabilities within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. During the nine months ended October 31, 2022, the Company settled $8,812 of share settled bonus awards by issuing 302,931 immediately vested RSUs. See (c) Restricted Stock Units above for additional discussion regarding RSUs.

The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense for these awards.

9. Fair value measurements

The following table presents information about the Company's assets and liabilities that are measured at fair value as of October 31, 2022 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2022

Money market mutual funds	$193,703	$—	$—	$193,703
Total assets	$193,703	$—	$—	$193,703

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

The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable, approximate fair value due to the short-term nature of these instruments. The carrying value of the Company's debt approximates fair value because the interest rates approximate market rates and the debt maturities are relatively short-term.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the three and nine months ended October 31, 2022 and 2021.
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
As of October 31, 2022, for operating leases, the weighted-average remaining lease term is 1.7 years and the weighted-average discount rate is 3.5%. As of October 31, 2022, for finance leases, the weighted-average remaining lease term is 1.8 years, and the weighted-average discount rate is 3.6%.
The components of lease expense for the nine months ended October 31, 2022 were as follows:

October 31, 2022
Operating leases:
Operating lease cost	$1,598
Variable lease cost	47
Total operating lease cost	$1,645
Finance leases:
Amortization of right-of-use assets	$4,245
Interest on lease liabilities	294
Total finance lease cost	$4,539
During the nine months ended October 31, 2022, the Company ceased using its office premises in Ottawa, Canada and Raleigh, North Carolina. Additionally, during the nine months ended October 31, 2022, the Company decided to cease using its office premise in Portland, Oregon by April 2023. In connection with these decisions, the Company shortened the useful lives of the related right of use assets to end on the cease use date for each lease. The financial impact of the change in useful lives of the related right of use assets was not significant.

The following represents a schedule of maturing lease commitments for operating and finance leases as of October 31, 2022:

	October 31, 2022
	Operating	Finance
Maturity of lease liabilities
2023 (remaining three months)	$340	$1,489
Fiscal year ending January 31,
2024	958	5,102
2025	225	2,566
2026	86	209
Thereafter	42	—
Total future minimum lease payments	$1,651	$9,366
Less: interest	(47)	(300)
Present value of lease liabilities	$1,604	$9,066

Other supplemental cash flow information for the nine months ended October 31, 2022 was as follows:

October 31, 2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,008
Operating cash used for finance leases	322
Financing cash used for finance leases	4,316
Total	$5,646

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$—
Finance	526
Total	$526
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
During the three and nine months ended October 31, 2022, the Company recognized $2,560 and $7,534, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of October 31, 2022, except for those with terms less than one year.
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
(c) Other contractual commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support our technology infrastructure. During the three and nine months ended October 31, 2022, there were no significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.
12. Income taxes
For the three and nine months ended October 31, 2022, the Company recorded a tax provision of $206 and $654, respectively, compared to a tax provision of $178 and $615, respectively, for the corresponding periods in the prior year. The Company's provision for income taxes was 0.5% and 0.9% of loss before income taxes for the nine months ended October 31, 2022 and 2021, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against the majority of its deferred tax assets, as well as deferred tax expense related to the use of net operating loss carry forwards attributable to the Company’s Canadian branch.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both October 31, 2022 and January 31, 2022.

13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended October 31,		Nine months ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(40,167)	$(36,343)	$(138,125)	$(71,710)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	52,606,400	51,020,271	52,294,026	49,943,049
Net loss per share attributable to common stockholders	$(0.76)	$(0.71)	$(2.64)	$(1.44)

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

	As of October 31,
	2022	2021
Stock options to purchase common stock, restricted stock units and performance stock units	6,469,378	4,859,612
Employee stock purchase plan	76,634	34,909
Total	6,546,012	4,894,521

14. Related party transactions
For the three months ended October 31, 2022 and 2021, the Company recognized revenue totaling $170 and $127, respectively, for advertisements placed by a pharmaceutical company, respectively. For the nine months ended October 31, 2022 and 2021, the Company recognized revenue totaling $521 and $360, respectively. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of October 31, 2022 and January 31, 2022, accounts receivable from the pharmaceutical company totaled approximately $135 and $173, respectively.
For the three and nine months ended October 31, 2022, the Company recognized general and administrative expenses totaling $77 and $297 for software agreements with a software company, respectively. One of the Company's independent members of its board of directors serves as the chief executive officer and on the board of directors for this software company. As of October 31, 2022 and January 31, 2022, prepaid expenses and other current assets include approximately $129 and $374 of payments to this software company, respectively. As of January 31, 2022, other assets include $51 of payments to this software company. This software company has been a related party since October 2021 when this software company's chief executive officer and board member became an independent member of the Company's board of directors.
One of the Company's independent members of its board of directors has served as the chief financial officer of a software company since April 2022. The Company recognized de minimis expenses during the three and nine months ended October 31, 2022 for software agreements with this software company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022. In addition to historical financial information, the following discussion and analysis and information set forth elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Financial Highlights
•Total revenue increased 31% to $73.1 million in the three months ended October 31, 2022, as compared with $55.9 million in the three months ended October 31, 2021.
•Total revenue increased 32% to $204.3 million in the nine months ended October 31, 2022, as compared with $155.2 million in the nine months ended October 31, 2021.
•Net loss was $40.2 million in the three months ended October 31, 2022, as compared to $36.3 million in the three months ended October 31, 2021.
•Net loss was $138.1 million in the nine months ended October 31, 2022, as compared to $71.7 million in the nine months ended October 31, 2021.
•Adjusted EBITDA was negative $18.3 million in the three months ended October 31, 2022, as compared to negative $17.6 million in the three months ended October 31, 2021.
•Adjusted EBITDA was negative $74.9 million in the nine months ended October 31, 2022, as compared to negative $28.6 million in the nine months ended October 31, 2021
•Net cash used in operating activities was $20.7 million and $74.2 million for the three and nine months ended October 31, 2022, respectively.
•Net cash used in operating activities was $24.5 million and $36.7 million for the three and nine months ended October 31, 2021, respectively.
•Free cash flow was negative $27.5 million and negative $93.8 million for the three and nine months ended October 31, 2022, respectively, compared to negative $39.0 million and negative $61.3 million for the three and nine months ended October 31, 2021, respectively.
•Cash and cash equivalents as of October 31, 2022 was $209.6 million, a decrease of $104.2 million compared to January 31, 2022.
For a reconciliation of Adjusted EBITDA to net loss and a reconciliation of free cash flow to net cash used in operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”
Overview
We are a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations by activating patients in their care to optimize patient health outcomes. As evidenced in industry survey reports from KLAS, we have been recognized as a leader based on our integration capabilities with healthcare services client organizations, the broad adoption of our patient intake functionalities, our response to the COVID-19 pandemic and by overall client satisfaction. Through our SaaS-based technology platform, which we refer to as the Phreesia Platform or our Platform, we offer healthcare services clients a robust suite of integrated solutions that manage patient access, registration, payments and clinical support. Our Platform also provides life sciences companies, health plans and other payer organizations (payers), patient advocacy, public interest and other not-for-profit organizations with a channel for direct communication with patients.
We serve an array of healthcare services clients of all sizes across over 25 specialties, ranging from single-specialty practices, including internal and family medicine, urology, dermatology, and orthopedics, to large, multi-specialty groups, health systems as well as regional and national payers and other organizations that provide other types of healthcare-related services. Our network solutions revenue is generated from clients in the pharmaceutical, biotechnology and medical device industries as well as payers, patient advocacy, public interest and other not-for-profit organizations seeking to activate, engage and educate patients about topics critical to their health.
We derive revenue from (i) subscription fees from healthcare services clients for access to the Phreesia Platform and related professional services fees, (ii) payment processing fees based on levels of patient payment volume processed through the Phreesia Platform and (iii) fees from life sciences and payer clients for delivering direct communications to help activate, engage and educate patients about topics critical to their health using the Phreesia Platform. We have strong visibility into our business as the majority of our revenue is derived from recurring subscription fees and re-occurring payment processing fees.
We market and sell our products and services to healthcare services clients throughout the United States using a direct sales organization. Our demand generation team develops content and identifies prospects that our sales development team researches and qualifies to generate high-grade, actionable sales leads. Our direct sales force executes on these qualified sales leads, partnering with client services to ensure prospects are educated on the breadth of our capabilities and demonstrable value proposition, with the goal of attracting and retaining clients and expanding their use of our Platform over time. Most of our Platform solutions are contracted pursuant to annual, auto-renewing agreements. Our sales typically involve competitive processes and sales cycles have, on average, varied in duration from three months to nine months, depending on the size of the potential client. In addition, through Phreesia University (Phreesia’s in-house training program), events, client conferences and webinars, we help our healthcare services clients optimize their businesses and, as a result, support client retention.
We also sell products and services to pharmaceutical brands, advertising agencies and payers through our direct sales and marketing teams.

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
Investments in Growth
During the fiscal year ended January 31, 2022, we accelerated hiring and overall investments across all areas of Phreesia to prepare for our anticipated growth in clients and use of our platform. The growth in expenditures from the nine months ended October 31, 2021 to the nine months ended October 31, 2022 reflects the investments made during the fiscal year ended January 31, 2022. In fiscal 2023 and thereafter, we expect growth in our team and compensation to moderate.
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

	Three months ended October 31,		Nine months ended October 31,
Unaudited	2022	2021	2022	2021
Key Metrics:
Healthcare services clients (average over period)	2,982	2,097	2,761	1,996
Average revenue per healthcare services client	$17,645	$19,299	$54,957	$59,196

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
•Healthcare services clients. We define healthcare services clients as the average number of clients that generate subscription and related services or payment processing revenue each month during the applicable period. In cases where we act as a subcontractor providing white-label services to our partner's clients, we treat the contractual relationship as a single healthcare services client. We believe growth in the number of healthcare services clients is a key indicator of the performance of our business and depends, in part, on our ability to successfully develop and market our Platform to healthcare services organizations that are not yet clients. While growth in the number of healthcare services clients is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future healthcare services client growth. For example, as the number of healthcare services clients increases, we may need to add to our customer support team and invest to maintain effectiveness and performance of our Platform and software for our healthcare services clients and their patients.
•Average revenue per healthcare services client. We define average revenue per healthcare services client as the total subscription and related services and payment processing revenue in a given period divided by the average number of healthcare services clients that generate subscription and related services or payment processing revenue each month during that same period. We are focused on continually delivering value to our healthcare services clients and believe that our ability to increase average revenue per healthcare services client is an indicator of the long-term value of the Phreesia platform. Average revenue per healthcare services client was $17,645 in the three months ended October 31, 2022 as compared to $19,299 in the same period in the prior year, a decrease of 9%. The decline was primarily driven by healthcare services client growth significantly outpacing payment processing volume and revenue growth. Additionally, the mix of solutions used by new clients across Patient Access, Registration, Revenue Cycle and Clinical Support offerings has been a contributing factor to the declining trends in this metric.
Additional Information

	Three months ended October 31,		Nine months ended October 31,
Unaudited	2022	2021	2022	2021
Patient payment volume (in millions)	$815	$682	$2,463	$2,079
Payment facilitator volume percentage	81%	79%	80%	78%
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
We generate revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. We derive revenue from subscription fees and related services generated from our healthcare services clients for access to the Phreesia Platform, payment processing fees based on the levels of patient payment volume processed through the Phreesia Platform, and from fees from life sciences and payer clients for delivering direct communications to help activate, engage and educate patients about topics critical to their health using the Phreesia Platform.
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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through the Phreesia Platform. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 81% and 79% of our patient payment volume in the three months ended October 31, 2022 and 2021, respectively. Credit and debit patient payment volume processed through our payment facilitator model represented roughly 80% and 78% of our patient payment volume in the nine months ended October 31, 2022 and 2021, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions. Utilization trends have been dynamic through the pandemic, diverging from our pre-pandemic seasonality. We expect the environment to remain dynamic through fiscal year 2023.
•Network solutions. We generate revenue from life sciences and payer clients for delivering direct communications to patients. As we expand our healthcare services client base, we increase the number of new patients we can reach to deliver our direct communications that help activate, engage and educate patients about topics critical to their health on behalf of life sciences and payer clients.
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
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that our deferred tax assets as of October 31, 2022 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Comparison of results of operations for the three and nine months ended October 31, 2022 and 2021

Revenue

	Three months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Subscription and related services	$32,992	$24,365	$8,627	35%
Payment processing fees	19,626	16,111	3,515	22%
Network solutions	20,485	15,439	5,046	33%
Total revenue	$73,103	$55,915	$17,188	31%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $8.6 million to $33.0 million for the three months ended October 31, 2022, as compared to $24.4 million for the three months ended October 31, 2021, primarily due to new healthcare services clients added as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $3.5 million to $19.6 million for the three months ended October 31, 2022, as compared to $16.1 million for the three months ended October 31, 2021, due to the addition of more healthcare services clients and expansion of services provided to existing healthcare services clients.
•Network solutions. Our revenue from life science and payer clients increased $5.0 million to $20.5 million for the three months ended October 31, 2022, as compared to $15.4 million for the three months ended October 31, 2021, due to an increase in new activation, engagement and education programs and deeper patient outreach among the existing programs.

	Nine months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Subscription and related services	$93,162	$69,069	$24,093	35%
Payment processing fees	58,588	49,061	9,527	19%
Network solutions	52,574	37,083	15,491	42%
Total revenue	$204,324	$155,213	$49,111	32%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $24.1 million to $93.2 million for the nine months ended October 31, 2022, as compared to $69.1 million for the nine months ended October 31, 2021, primarily due to new healthcare services clients added as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $9.5 million to $58.6 million for the nine months ended October 31, 2022, as compared to $49.1 million for the nine months ended October 31, 2021, due to the addition of more healthcare services clients and expansion of services provided to existing healthcare services clients.
•Network solutions. Our revenue from life science and payer clients increased $15.5 million to $52.6 million for the three months ended October 31, 2022, as compared to $37.1 million for the three months ended October 31, 2021, due to an increase in new activation, engagement and education programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$14,562	$11,644	$2,918	25%

Cost of revenue (excluding depreciation and amortization) increased $2.9 million to $14.6 million for the three months ended October 31, 2022, as compared to $11.6 million for the three months ended October 31, 2021. The increase resulted primarily from a $1.0 million increase in employee compensation and benefits costs driven by higher compensation for existing employees, as well as a $0.7 million increase in hardware costs and higher outside services costs, each driven by growth in revenue.
Stock compensation expense included in cost of revenue was $0.9 million and $0.6 million for the three months ended October 31, 2022 and 2021, respectively.

	Nine months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$43,821	$30,210	$13,611	45%
Cost of revenue (excluding depreciation and amortization) increased $13.6 million to $43.8 million for the nine months ended October 31, 2022, as compared to $30.2 million for the nine months ended October 31, 2021. The increase resulted primarily from a $6.5 million increase in employee compensation and benefits costs driven by higher compensation for existing employees and increased headcount, as well as a $1.9 million increase in outside services costs and a $1.0 million increase in software costs, each driven by growth in revenue.
Stock compensation incurred related to cost of revenue was $2.7 million and $1.5 million for the nine months ended October 31, 2022 and 2021, respectively.

Payment processing expense

	Three months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Payment processing expense	$12,770	$9,449	$3,321	35%
Payment processing expense increased $3.3 million to $12.8 million for the three months ended October 31, 2022, as compared to $9.4 million for the three months ended October 31, 2021. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year.

	Nine months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Payment processing expense	$37,482	$28,822	$8,660	30%
Payment processing expense increased $8.7 million to $37.5 million for the nine months ended October 31, 2022, as compared to $28.8 million for the nine months ended October 31, 2021. The increase resulted primarily from an increase in patient payments processed through the Phreesia Platform driven by an increase in patient visits over the prior year.

Sales and marketing

	Three months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$36,631	$32,036	$4,595	14%
Sales and marketing expense increased $4.6 million to $36.6 million for the three months ended October 31, 2022, as compared to $32.0 million for the three months ended October 31, 2021. The increase was primarily attributable to a $3.5 million increase in total compensation and benefits costs driven by the higher compensation for existing employees, as well as higher third-party sales and marketing costs.

Stock compensation expense included in sales and marketing expense was $5.5 million and $5.2 million for the three months ended October 31, 2022 and 2021, respectively.

	Nine months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Sales and marketing	$115,003	$69,215	$45,788	66%
Sales and marketing expense increased $45.8 million to $115.0 million for the nine months ended October 31, 2022, as compared to $69.2 million for the nine months ended October 31, 2021. The increase was primarily attributable to a $38.3 million increase in total compensation costs driven by higher compensation for existing employees and increased headcount as well as higher third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $16.6 million and $9.0 million for the nine months ended October 31, 2022 and 2021, respectively.

Research and development

	Three months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$22,669	$15,273	$7,396	48%
Research and development expense increased $7.4 million to $22.7 million for the three months ended October 31, 2022, as compared to $15.3 million for the three months ended October 31, 2021. The increase resulted primarily from a $5.1 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount, a $1.4 million increase in outside services costs, as well as higher software expenses.
Stock compensation expense included in research and development expense was $3.0 million and $2.2 million for the three months ended October 31, 2022 and 2021, respectively.

	Nine months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$65,846	$34,770	$31,076	89%
Research and development expense increased $31.1 million to $65.8 million for the nine months ended October 31, 2022, as compared to $34.8 million for the nine months ended October 31, 2021. The increase resulted primarily from a $22.2 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount, a $4.6 million increase in outside services costs as well as higher software and hosting costs.
Stock compensation incurred related to research and development expense was $8.5 million and $4.2 million for the nine months ended October 31, 2022 and 2021, respectively.

General and administrative

	Three months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$19,600	$18,021	$1,579	9%
General and administrative expense increased $1.6 million to $19.6 million for the three months ended October 31, 2022, as compared to $18.0 million for the three months ended October 31, 2021. The increase resulted primarily from a $1.8 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount to support our growth as a public company, partially offset by lower insurance costs.

Stock compensation incurred related to general and administrative expense was $5.3 million and $4.9 million for the three months ended October 31, 2022 and 2021, respectively.

	Nine months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$60,528	$46,936	$13,592	29%
General and administrative expense increased $13.6 million to $60.5 million for the nine months ended October 31, 2022, as compared to $46.9 million for the nine months ended October 31, 2021. The increase resulted primarily from a $10.4 million increase in total compensation costs driven by an increase in headcount to support our growth as a public company, a $1.5 million increase in outside services costs and higher software costs.
Stock compensation expense included in general and administrative expense was $15.7 million and $11.2 million for the nine months ended October 31, 2022 and 2021, respectively.

Depreciation

	Three months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Depreciation	$4,865	$3,719	$1,146	31%
Depreciation expense increased $1.1 million to $4.9 million for the three months ended October 31, 2022, as compared to $3.7 million for the three months ended October 31, 2021. The increase was primarily attributable to higher computer equipment and data center equipment depreciation.

	Nine months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Depreciation	$13,363	$10,717	$2,646	25%
Depreciation expense increased $2.6 million to $13.4 million for the nine months ended October 31, 2022 as compared to $10.7 million for the nine months ended October 31, 2021. The increase was primarily attributable to higher data center equipment depreciation.

Amortization

	Three months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Amortization	$1,817	$1,513	$304	20%
Amortization expense increased $0.3 million to $1.8 million for the three months ended October 31, 2022 as compared to $1.5 million for the three months ended October 31, 2021. The increase was primarily driven by higher amortization of acquired intangible assets.

	Nine months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Amortization	$5,020	$4,744	$276	6%
Amortization expense increased $0.3 million to $5.0 million for the nine months ended October 31, 2022, as compared to $4.7 million for the nine months ended October 31, 2021. The increase was primarily driven by higher amortization of acquired intangible assets.

Other expense, net

	Three months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Other expense, net	$(211)	$(114)	$(97)	85%
Other expense, net increased by $0.1 million to $0.2 million for the three months ended October 31, 2022, as compared to $0.1 million for the three months ended October 31, 2021.

	Nine months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Other expense, net	$(204)	$(138)	$(66)	48%
Other expense, net increased by $0.1 million to $0.2 million for the nine months ended October 31, 2022, as compared to $0.1 million for the nine months ended October 31, 2021.

Interest income (expense), net

	Three months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Interest income (expense), net	$61	$(311)	$372	(120)%
Interest income (expense), net was income of $0.1 million for the three months ended October 31, 2022, as compared to expense of $0.3 million for the three months ended October 31, 2021. The increase in interest income during the three months ended October 31, 2022 was driven by higher interest income earned from our money market mutual funds.

	Nine months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Interest income (expense), net	$(528)	$(756)	$228	(30)%
Interest expense, net decreased $0.2 million to $0.5 million for the nine months ended October 31, 2022, as compared to $0.8 million for the nine months ended October 31, 2021. The decrease was primarily attributable to higher interest income earned from our money market mutual funds, partially offset by higher commitment fees related to the Third SVB Facility as well as interest expense related to finance leases we entered into during fiscal year 2022.

Provision for income taxes

	Three months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$(206)	$(178)	$(28)	16%
Provision for income taxes remained flat at $0.2 million for the three months ended October 31, 2022. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and state income taxes.

	Nine months ended October 31,
(in thousands)	2022	2021	$ Change	% Change
Provision for income taxes	$(654)	$(615)	$(39)	6%

Provision for income taxes remained relatively flat at $0.7 million for the nine months ended October 31, 2022, as compared to $0.6 million for the nine months ended October 31, 2021. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and state income taxes.

Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss before interest (income) expense, net, provision for income taxes, depreciation and amortization, and before stock-based compensation expense, change in fair value of contingent consideration liabilities and other expense, net.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, unaudited)	2022	2021	2022	2021
Net loss	$(40,167)	$(36,343)	$(138,125)	$(71,710)
Interest (income) expense, net	(61)	311	528	756
Provision for income taxes	206	178	654	615
Depreciation and amortization	6,682	5,232	18,383	15,461
Stock-based compensation expense	14,782	12,929	43,491	25,976
Change in fair value of contingent consideration liabilities	—	—	—	209
Other expense, net	211	114	204	138
Adjusted EBITDA	$(18,347)	$(17,579)	$(74,865)	$(28,555)
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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands)	2022	2021	2022	2021
Net cash used in operating activities	$(20,748)	$(24,529)	$(74,224)	$(36,731)
Less:
Capitalized internal-use software	(5,334)	(2,939)	(15,576)	(7,962)
Purchases of property and equipment	(1,394)	(11,566)	(4,028)	(16,596)
Free cash flow	$(27,476)	$(39,034)	$(93,828)	$(61,289)

Liquidity and capital resources
In April 2021, we completed a follow-on offering of our common stock. In connection with this offering, we issued and sold 5,175,000 shares of common stock at an issuance price of $50.00 per share resulting in net proceeds of $245.8 million, after deducting underwriting discounts and commissions.

As of October 31, 2022 and January 31, 2022, we had cash and cash equivalents of $209.6 million and $313.8 million, respectively. Cash and cash equivalents consist of money market mutual funds and cash on deposit.
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
Third SVB Facility
On March 28, 2022, we entered into the Third SVB Facility to increase the borrowing capacity from $50.0 million to $100.0 million. The Third SVB Facility also reduced the interest rate to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%, amended the annual commitment fees to approximately $0.3 million per year and amended the quarterly fee to 0.15% per annum of the average unused revolving line under the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. As of October 31, 2022, the interest rate on the Third SVB Facility was 5.75%. As of October 31, 2022, we had no outstanding balance on the Third SVB Facility and $100.0 million of available borrowings under the facility.
In the event that we terminate the Third SVB Facility prior to the Maturity Date and do not replace the facility with another SVB facility, we are required to pay a termination fee equal to $0.2 million plus a percent of total borrowing capacity, both of which would be reduced based on the amount of time elapsed before the termination.
Any of our obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of our assets, other than intellectual property. The Third SVB Facility includes a financial covenant that requires us to maintain a minimum Adjusted Quick Ratio, as defined in the Third SVB Facility. We were in compliance with all covenants related to the Third SVB Facility as of October 31, 2022.

The following table summarizes our sources and uses of cash for the nine months ended October 31, 2022 and 2021:

	Nine months ended October 31,
(in thousands)	2022	2021
Cash used in operating activities	$(74,224)	$(36,731)
Cash used in investing activities	(19,604)	(24,558)
Cash (used in) provided by financing activities	(10,395)	242,903
Net (decrease) increase in cash and cash equivalents	$(104,223)	$181,614
Operating activities
The primary sources of cash from operating activities is cash received from our customers and interest earned on our money market mutual funds. The primary uses of cash for operating activities are for payroll, payments to suppliers and employees, payments for operating leases, as well as cash paid for interest on our finance leases and other borrowings and cash paid for various sales, property and income taxes.
During the nine months ended October 31, 2022, cash used in operating activities was $74.2 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
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
Investing activities
During the nine months ended October 31, 2022, cash used in investing activities was $19.6 million, principally resulting from capital expenditures, the majority of which consisted of $15.6 million of capitalized internal-use software costs, as well as $4.0 million of purchases of property and equipment, principally for software and data center equipment.

During the nine months ended October 31, 2021, cash used in investing activities was $24.6 million, principally resulting from capital expenditures, the majority of which consisted of $16.6 million of purchases of property and equipment including hardware used by clients and data center equipment, as well as capitalized internal-use software costs of $8.0 million.
Financing activities
During the nine months ended October 31, 2022, net cash used in financing activities was $10.4 million, primarily consisting of $9.5 million used for treasury stock to satisfy tax withholdings on stock compensation awards, $4.3 million used for principal payments on finance leases and $0.4 million of financing fees related to the Third SVB Facility, partially offset by $4.1 million in proceeds from our equity compensation plans.
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

Material Cash Requirements
Our material cash requirements relate to leases, financing arrangements and contractual purchase commitments and human capital. During the nine months ended October 31, 2022, there were no significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2022 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks. During the nine months ended October 31, 2022, there were no significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. In addition, our growth has required and is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. We may also need to make further investments in our technology and automate portions of our solution or services to decrease our costs. If our management is unable to effectively manage our growth, our revenue may not increase (including sufficiently to offset our expenses) or may grow more slowly than expected, and we may be unable to implement our business strategy.
We operate in a highly competitive industry, and if we are not able to compete effectively, including with the EHR and PM systems with which we integrate, our business and results of operations will be harmed.
The market for our products and services is fragmented, competitive and characterized by rapidly evolving technology standards, evolving regulatory requirements, changes in client needs and the frequent introduction of new products and services. Our competitors range from smaller niche companies to large, well-financed and technologically-sophisticated entities, including the EHR and PM systems with which we integrate. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors.

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

In addition, as we and the EHR and PM solutions with which we integrate, grow and expand product offerings, the EHR and PM solutions with which we integrate could offer more competitive services. Some of these EHR and PM systems offer, or may begin to offer, services, including patient intake and engagement services, payment processing tools, and direct patient communication services, in the same or similar manner as we do. Although there are many potential opportunities for, and applications of, these services, these EHR and PM systems may seek opportunities or target new clients in areas that may overlap with those that we have chosen to pursue. Such competition from these EHR and PM systems may adversely affect our business, market share and results from operations.
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
We have incurred significant operating losses since our inception. For the three and nine months ended October 31, 2022 and the years ended January 31, 2022 and January 31, 2021, we had net losses of $40.2 million, $138.1 million, $118.2 million, and $27.3 million, respectively, and losses from operations of $39.8 million, $136.7 million, $116.8 million, and $25.7 million respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the Phreesia Platform, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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

In addition, market volatility, the high inflationary environment and economic uncertainty make it potentially very difficult for our clients and us to accurately forecast and plan future business activities. During challenging economic times, our clients and patients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms and may face increased costs or other negative financial impacts, each of which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our clients to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase.

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

We also generate network solutions revenue through fees charged to our life sciences and payer clients by delivering direct communications to help activate, engage and educate patients who opt-in to such communications about topics critical to their health. The growth of our revenue stream from life sciences and payer clients is driven, in part, by our ability to grow our network of healthcare services clients and available population of patients to engage, our ability to achieve adequate patient opt-in rates, the number of newly approved drugs and the success of newly launched drugs, each of which is impacted by factors outside of our control. If there is a reduction in newly approved drugs, or newly launched drugs are not successful, this could negatively affect the ability of our life sciences clients to deliver relevant messages to patients who would have otherwise been candidates to receive such drugs, and accordingly may reduce patient opt-in rates. A reduction in the available population of patients to engage or a decline in patient opt-in rates could lead to a decrease in our network solutions revenue, which could harm our business, financial condition and results of operations.

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

The estimates and assumptions we use to determine the size of our target market may prove to be inaccurate, and even if the markets in which we compete meet our size estimates and forecasted growth, our business may not grow at similar rates, or at all.

Market estimates and growth forecasts that we disclose are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts relating to the size and expected growth of the market for our services may prove to be inaccurate. These estimates and forecasts may be impacted by economic uncertainty that is outside our control, including the uncertainty associated with the ongoing COVID-19 pandemic and any uncertainties related to the recovery therefrom, international conflicts that may impact international trade and global economic performance and other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence that impact our customers.
The principal assumptions relating to our market opportunity include the number of healthcare services organizations currently taking appointments, the amount of annual out of pocket consumer spend for healthcare-related services, and the amount of annual spend by life sciences and payer companies on direct communications with patients at the point of care. Our market opportunity is also based on the assumption that the strategic approach that our solution enables for our potential clients will be more attractive in creating efficiencies in patient care than competing solutions.
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
Our clients and patients depend on our support services to resolve any technical issues relating to our solution and services, and we may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our client bases (including healthcare services clients and the number of patients that they serve). We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict client and patient demand for technical support services, and if client or patient demand increases significantly, we may be unable to provide satisfactory support services to our clients. Further, if we are unable to address the needs of our clients and their patients in a timely fashion or further develop and enhance our solution, or if a client or patient is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and clients’ or patients’ dissatisfaction with our solution could damage our ability to expand the number of applications and services purchased by such clients. These clients may not renew their contracts, seek to terminate their relationships with us or renew on less favorable terms. Moreover, negative publicity related to our client and patient relationships, or regarding patient confidentiality and privacy in the context of technology-enabled healthcare, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective clients. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.
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
Our payments platform is a core element of our business. For the three and nine months ended October 31, 2022 and the fiscal year ended January 31, 2022, our payments platform generated 27%, 29% and 31% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, were to be reduced as a result of disruptions in the payment processing industry or other factors, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.

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

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (the "EC"), has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

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

Upon the closing of our acquisition of Insignia Health, LLC in December 2021, we acquired a subsidiary that is subject to additional laws and regulations, including those in the EEA, such as the GDPR. Compliance with such laws and regulations will require resources and could be more costly and take more time than we anticipate, which could adversely affect our business.

The UK has additional privacy and consumer protection laws, such as the Privacy and Electronic Communications Regulations, to which our marketing messages to actual or potential UK-based customers may be subject.

We have operations in Canada where our collection, use, disclosure, and management of personal information must comply with both federal and provincial privacy laws, which impose separate requirements, but may overlap in some instances. The Personal Information Protection and Electronic Documents Act "PIPEDA" applies in all Canadian provinces except Alberta, British Columbia and Québec, as well as to the transfer of consumer data across provincial borders. PIPEDA imposes stringent consumer data protection obligations, requires privacy breach reporting, and limits the purposes for which organizations may collect, use, and disclose consumer data. The provinces of Alberta, British Columbia, and Québec have enacted separate data privacy laws that are substantially similar to PIPEDA, but all three additionally apply to our handling of our own employees’ personal data within their respective provinces. Notably, Québec’s Act respecting the protection of personal information in the private sector, or the Private Sector Act, was amended by Bill 64, an Act to modernize legislative provisions as regards the protection of personal information, which introduced major amendments to the Private Sector Act, notably, to impose significant and stringent new obligations on Québec businesses while increasing the powers of Quebec’s supervisory authority. We may incur additional costs and expenses related to compliance with these laws and may incur significant liability if we are not able to comply with these laws. We are also subject to Canada’s anti-spam legislation, or CASL, which includes rules governing commercial electronic messages, which include marketing emails, text messages, and social media advertisements. Under these rules, we must follow certain standards when sending marketing communications, are prohibited from sending them to customers without their consent and can be held liable for violations.

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
We have entered into contracts with third-party vendors and contractors to provide critical services relating to our business, including initial software development and cloud hosting. We also rely on third-party providers to enable automated eligibility and benefits verification through our Platform, and we outsource certain of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants in international locations that may be subject to political and economic instability, including India, Russia and Ukraine. For example, we have entered into a Master Services Agreement with Rayden Design Studio Private Limited ("Rayden"), pursuant to which Rayden's India-based personnel provide us with certain software development services and various administrative and technical support on an exclusive basis. We are also a party to a Consulting and Development Agreement with DataArt Solutions, Inc. ("DataArt"), pursuant to which we primarily outsource certain software development services to DataArt.

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

In addition, the continued Russian invasion of Ukraine has, and may continue to, impact macroeconomic conditions, give rise to regional instability, increase the threat of cyberwarfare and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our third-party contractors that have employees and consultants located in Russia and Ukraine. Further, although the length and impact of the continuing conflict are highly unpredictable, individuals located in these areas have been and could continue to be forced to evacuate or voluntarily choose to relocate, making them unavailable to provide services, such as software engineering, to support our business. It could also disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render some of our resources unavailable. While we have risk mitigation efforts in place, the realization of any of these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift some of our development activities to other jurisdictions and/or third-party contractors, which may result in significant disruption, including delays in releases of new versions or updates of our software and incurrence of additional costs. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services could be impaired, and, as a result, our competitive position or our results of operations could suffer.
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
We rely on third-party suppliers and contract manufacturers for the materials and components used to operate our Phreesia Platform and product offerings, and to manufacture and assemble our hardware, including the PhreesiaPad and our on-site kiosks, which we refer to as Arrivals Kiosks and PadX. We rely on a sole supplier, for example, as the manufacturer of our PhreesiaPads and Arrivals Kiosks, which help drive our business and support our subscription, payment processing and life sciences offerings. In connection with these services, our supplier builds new hardware for us and refurbishes and maintains existing hardware.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended October 31, 2022 our net cash used in operating activities was $74.2 million. As of October 31, 2022, we had $209.6 million of cash and cash equivalents, which are held for working capital purposes. On March 28, 2022, we entered into the Third SVB Facility with Silicon Valley Bank ("SVB") pursuant to which we have the ability to borrow up to $100.0 million under the revolving line of credit. Borrowings under the facility are secured by substantially all of our properties, rights and assets, excluding intellectual property. As of October 31, 2022, we had no outstanding borrowings under our revolving line of credit.

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
The trading price of our common stock has been and may be volatile and subject to wide price fluctuations in response to various factors, including, but not limited to:
•market conditions in the broader stock market in general, or in our industry in particular, which create highly variable and unpredictable pricing of equity securities;
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

PHREESIA, INC.

Date: December 9, 2022	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 9, 2022	By:	/s/ Randy Rasmussen
Randy Rasmussen
Chief Financial Officer
(Principal Financial Officer)