Form 10-K
period 2023-01-31
Phreesia, Inc.
filed 2023-03-23
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to _

Commission File Number: 001-38977

PHREESIA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2275479
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1521 Concord Pike, Suite 301 PMB 221 Wilmington, DE1	19803
(Address of Principal Executive Offices)	(Zip Code)

(888) 654-7473
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value per share	PHR	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on July 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on such date was approximately $1,157,351,642. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 17, 2023, there were 53,355,050 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
•We are subject to health care laws and data privacy and security laws and regulations governing our collection, use, disclosure, or storage of personally identifiable information, including protected health information and payment card data, which may impose restrictions on us and our operations, require us to change our business practices and put in place additional compliance mechanisms, and subject us to fines, penalties, lawsuits, adverse publicity, reputational harm, loss of customer trust or government enforcement actions if we are unable to fully comply with such laws.
•We rely on our third-party contractors, vendors and partners, including some outside of the United States, to execute our business strategy. Replacing them could be difficult and disruptive to our business. If we are unsuccessful in forming or maintaining such relationships on terms favorable to us, our business may not succeed.

The summary risk factors described above should be read together with the text of the full risk factors below in the section titled "Risk Factors" and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the "SEC"). If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, prospects, financial condition and results of operations.

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
•our failure to adequately maintain our direct sales force, impeding our growth;
•our ability to recover the significant upfront costs in our customer relationships;
•liability arising from our collection, use, disclosure, or storage of sensitive data collected from or about patients;
•our reliance on third-party vendors, manufacturers and partners such as Rayden Design Studio Private Limited (“Rayden”) and DataArt Solutions, Inc. ("DataArt") to execute our business strategy;
•consolidation in the healthcare industry resulting in loss of clients;
•the uncertainty and ongoing flux of the regulatory and political framework;
•our ability to determine the size of our target market;
•the impact of pandemics or epidemics, market volatility, including the recent high inflationary environment, economic slowdowns and recessions, and other global financial, economic and political events on our business and our ability to attract, retain and cross-sell to healthcare services clients;
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

PART I
Item 1. Business
Overview
We are a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations by activating patients in their care to optimize patient health outcomes. Through our SaaS-based technology platform, which we refer to as the Phreesia Platform or our Platform, we offer healthcare services clients a robust suite of integrated solutions that manage patient access, registration and payments. Our Platform also provides life sciences companies, health plans and other payer organizations (payers), patient advocacy, public interest and other not-for-profit organizations with a channel for direct communication with patients. In fiscal 2023, we facilitated patient visits in over 2,800 healthcare services clients across all 50 states. We define a patient visit as an individual, in-person or telehealth visit to a healthcare services provider, which may include multiple encounters by the same patient. Additionally, our Platform processed nearly $3.3 billion in patient payments in fiscal 2023, of which 80% were credit and debit card patient payment volume that we processed as a payment facilitator. Payment facilitator volume is a major driver of our payment processing revenue.

Patient intake is a complex and time-consuming process involving numerous tasks, including registration, insurance verification, patient questionnaires, patient-reported outcomes ("PROs"), payments and scheduling. Inefficiencies during the intake process often result in lower satisfaction for patients and healthcare services organizations, wasted time, missed revenue opportunities and diminished health outcomes. Phreesia’s mission is to create a better, more engaging healthcare experience. We have created an integrated and streamlined system that automates data capture and activates patients before, during and after their interaction with their healthcare services provider. As evidenced in industry survey reports from healthcare IT research firm KLAS, we have been recognized as a market leader based on our integration capabilities with healthcare services organizations, the broad adoption of our software solutions, our response to the COVID-19 pandemic and by overall client satisfaction.

The Phreesia Platform encompasses a comprehensive range of technologies and services, including, but not limited to, initial patient contact, registration, appointment scheduling, payments and post-appointment patient surveys. The Phreesia Platform securely collects and analyzes each patient’s information and provides engagement tools to efficiently guide each patient through their healthcare journey. We deploy our Platform across a range of modalities, including through patients’ mobile devices (Phreesia Mobile), through a web-based dashboard for healthcare services clients (Phreesia Dashboard) and through our self-service intake tablets (PhreesiaPads) and on-site kiosks (Arrivals Kiosks), all of which provide an individualized experience for each patient based on age, gender, appointment type and other clinical and demographic factors. Our solutions are highly customizable and scalable to any size healthcare service organization and can seamlessly integrate within a client’s workflows and leading Practice Management, or PM, and Electronic Health Record, or EHR, systems. Our Platform additionally allows for secure time-of-service and post-explanation of benefits integrated payments.

We serve an array of healthcare services clients of all sizes across over 25 specialties, ranging from single-specialty practices, including internal and family medicine, urology, dermatology, and orthopedics, to large, multi-specialty groups, and health systems as well as regional and national payers and other organizations that provide other types of healthcare-related services. Our network solutions revenue (as described below) is generated from clients in the pharmaceutical, biotechnology, and medical device industries, as well as payers, patient advocacy, public interest and other not-for-profit organizations seeking to activate, engage and educate patients about topics critical to their health.
Our Platform
The Phreesia Platform has evolved to offer our clients a comprehensive range of technology applications and modules that address the growing needs of the healthcare market by activating patients in their care.
•Our access solution provides a comprehensive appointment scheduling system to provide clients with applications for online appointments, reminders and referral tracking and management.
•Our registration solution automates patient self-registration via Phreesia Mobile—either before or at the time of the patient’s visit—or through the use of a purpose-built PhreesiaPad or Arrivals Kiosk for on-site check-in. The solution also includes the Phreesia Dashboard, which healthcare services organization staff use to monitor and manage the intake process. The solution also collects clinical intake and PRO data for more than 25 specialties, enabling our clients to ask the right clinical questions of the appropriate patients at the right time and gather key data that aligns with their quality-reporting goals.
•Our revenue cycle solution provides insurance-verification processes, point-of-sale payments applications, post-visit payment collection and flexible payment options, which help healthcare services clients maximize the timely collection of patient payments.
•Our network connect solution provides a channel to our life sciences and payer clients that leverages our large and growing network of over 2,800 healthcare services clients. We deliver clinically relevant content to patients and health plan members who voluntarily opt in, on behalf of our life sciences and payer clients. We believe life sciences clients value our network connect solutions because they allow patients to have more informed conversations with their providers. We believe payer clients value our network connect solutions because they help them attract new members and engage and better understand their existing membership.

Our market opportunity
The Phreesia Platform serves a range of healthcare services clients, including single-specialty practices, large multi-specialty groups and health systems. Through our network connect solutions, we provide services to large and small pharmaceutical, medical device and biotechnology companies as well as payer organizations. We believe the current addressable market for our Platform and services is approximately $10.0 billion and is derived from: (1) the potential subscription and related services revenue generated from the approximately 1.5 million U.S.-based healthcare services organizations who take medical appointments in ambulatory care settings and healthcare service providers who work in hospital settings, (2) consumer-related transaction and payment processing fees, which are based on a percentage of payments that can be processed via the Phreesia Platform and address approximately $95.0 billion of annual out of pocket patient spend in ambulatory healthcare related professional services, (3) a portion of the $6.0 billion spent by life sciences companies on direct-to-consumer prescription drug marketing, and (4) a portion of the $1.0 billion spent by health plans on member acquisition and retention. We estimate that our target client universe in the ambulatory and hospital markets is approximately 50,000 unique healthcare services clients. As we develop new products and services on the Phreesia Platform, we expect our total addressable market to grow.

Our value proposition
We are focused on creating a better, more engaging healthcare experience for patients, healthcare services organizations, life sciences companies and payer organizations by activating patients in their care. We believe our solutions provide a unique value proposition that is differentiated from what is offered by the traditional healthcare system.
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
•Enhance clinical and cost outcomes. We enable our healthcare services clients to more efficiently and effectively capture the right clinical information to meet their clinical goals and align with quality reporting initiatives. Our logic-driven delivery of PROs and other questionnaires help healthcare services clients identify at-risk patients in need of specific care and reduce errors by avoiding the need to manually gather the information. These PROs enable our healthcare services clients to close gaps in care, identify successful treatments and engage patients in their care. Through our subsidiary, Insignia Health, LLC ("Insignia"), we license the exclusive worldwide rights to the Patient Activation Measure ("PAM"®), which we believe is widely viewed as the gold standard of patient activation measures. Extensive research over the past decade suggests that the PAM could be a critical pathway in helping healthcare services clients achieve the goals of reducing costs and improving the health of their patients.
•Improve patient experience. We activate patients through their journey from access to registration to drive higher patient satisfaction, retention and safety. Our streamlined intake and payments offering provides a consumer-friendly experience and activates patients to take control of their care. Through our patient surveys, healthcare services clients are able to conduct outreach to patients within 24 hours of visit and generate real-time feedback that informs and drives efforts to improve patient experience.
Value proposition for life sciences and payer organizations
•Direct communications. We provide life sciences and payer organizations with a channel to activate patients by identifying, reaching, educating and communicating with patients who voluntarily opt in, when they are most receptive and actively seeking care. Our data-driven solutions provide direct patient and member outreach based on various demographic, clinical, environmental and social data, allowing our clients to activate patients and members with clinically or demographically relevant health content to help facilitate conversations with their providers about treatment and prevention options or to gain a better understanding of the health insurance products that best fit their individual needs.
•Improve diagnosis and uptake of preventative health services. Our data and analytics capabilities identify patient populations that align with our life sciences clients’ audiences. Based on our ongoing analyses of client marketing and education campaigns conducted by data analytics companies, we believe patients exposed to such campaigns using the Phreesia Platform are more likely, on average, to receive a relevant diagnosis, undergo a preventative health screening, or receive a relevant treatment, than control patients.
•Improve brand conversion, treatment, and adherence. Our data and analytics capabilities identify patient populations that align with our life sciences clients’ audiences. Based on our ongoing analyses of client marketing campaigns conducted by data analytics companies, we believe patients exposed to a brand campaign using the Phreesia Platform are more likely, on average, to take an action, such as having a prescription filled for that product, than control patients.
•Feedback from patient voice. Our Patient and Member Insights solutions provide a channel for our life sciences and payer clients to deliver dynamic surveys to patients and members and capture direct feedback and access relevant population insights.
•Member engagement: We provide payer organizations with a unique channel to identify seniors 64 years and older who are interested in learning more about different Medicare products available to them. Our platform and network enable us to connect eligible and interested seniors with health plan agents who can educate them about the Medicare products that may best suit their needs. We believe our solution delivers timely, actionable qualified leads to health plans for potential member engagement.
Our competitive landscape
We compete in a dynamic patient intake market with direct and indirect competitors that maintain varying degrees of resources and capabilities. We believe many direct competitors are focused on the basic aspects of electronic patient intake and are only starting to expand into the multiple adjacencies beyond patient registration such as access and clinical support. Some of our existing and potential service providers, particularly EHR providers, have developed their own patient intake solutions and have become direct competitors. The Phreesia Platform is integrated with a majority of the leading EHR systems. KLAS, an independent healthcare information technology research firm, evaluates Phreesia against many of these direct competitors and named Phreesia the top-ranked patient intake management vendor for four years in a row, based on direct feedback from healthcare organizations across the country.

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

Life sciences marketing is highly competitive and rapidly evolving and consists of both traditional media platforms (e.g. television and print media) as well as more modern web-based and application-based platforms that provide direct-to-consumer marketing for the life sciences industries. Our direct marketing solutions are unique and compete at the point of care as well as pre- and post-visit across an array of digital devices backed by our commitment to transparency and third-party auditing. We compete on the basis of several factors, including price, quality, transparency and the ability to demonstrate meaningful return on investment.

Health plan member acquisition programs are competitive and highly regulated. Health plans are promoted through direct mailings, telemarketing, and advertising on radio, television, websites, and social media channels. Our direct marketing solutions are delivered at the point of care as well as pre-visit across an array of digital devices backed by our commitment to transparency and third-party auditing. We compete on the basis of several factors, including price, speed, quality, and the ability to demonstrate meaningful return on investment.
Our growth strategies
The success of our business depends on acquiring new clients and increasing utilization among our existing clients, which in turn drives growth across our Platform and solutions. We believe we are well-positioned to benefit from a number of prevailing industry tailwinds across our patient access, registration, revenue cycle and network connect solution areas. We intend to continue to proactively grow the business through the following strategies:

Expanding our Platform to new healthcare services organizations
The market for a technology-powered intake and payment platform in the U.S. healthcare industry is large and underserved, and we believe we have a substantial opportunity to grow our client base and market share. With the ability to support over 25 different medical specialties and existing agreements with leading PM and EHR providers, the Phreesia Platform is able to serve a large portion of the U.S. ambulatory and acute care market. The Phreesia Platform is currently used by a small percentage of ambulatory and acute care organizations, and we plan to continue to utilize our direct sales force to win new clients.

Deepening our relationship with existing healthcare services clients
We generate recurring fees from our healthcare services clients based on the number of subscriptions to our base Platform plus subscriptions for any add-on applications. As our healthcare services clients realize the value of the Phreesia Platform, they typically purchase additional subscriptions for their organizations. Our sales strategy is focused on expanding our revenue per average healthcare services client ("AHSC") and we believe there is a significant opportunity to sell new applications.

Continuing to innovate and leverage our Platform
We believe the depth, scalability and robust capabilities of our Phreesia Platform allow us to address key challenges facing providers, payers and life sciences organizations. As an innovative leader across these segments of healthcare, we intend to continue to invest in new value-added offerings for our clients. We have a well-defined technology roadmap to introduce new features and functionality to the Phreesia Platform that activate patients in their care. We intend to leverage our patient database and patient activation capabilities to eliminate gaps in care and increase care coordination among all key healthcare constituents. By expanding and continuously enhancing the Phreesia Platform, we believe we can drive incremental revenue from existing clients as well as broaden the appeal of the Phreesia Platform to potential new clients.

Pursuing opportunistic strategic investments, partnerships and acquisitions
Our strong growth has been mostly organic, as we have added healthcare services clients as well as life sciences and payer organizations to our Platform, while also expanding the solutions we offer those clients. Through our history, we have effectively contracted with leading PM and EHR solution providers and will continue to evaluate strategic and innovative investments and partnerships to accelerate growth. We also have acquired products and functionalities that complement our offering. We evaluate many investment, partnership and acquisition opportunities on an ongoing basis. We target opportunities that enhance the breadth or depth of our ability to activate patients in their care. Our acquisitions to date have all been consistent with this philosophy, and we will continue to evaluate growth opportunities that complement our internal initiatives.

Enhancing our margins through continued strategic growth
Our business model is based on developing and deploying new, value-added applications for our clients that increase revenue and enhance our attractive client unit economics. We have invested significantly and expect to continue investing significantly to create a comprehensive, scalable technology platform that allows us to gain operating leverage and enhance margins. Over time, we expect to increase profitability and margins by adding new clients to our Platform and by expanding our existing clients with minimal incremental investments in our Platform. Moreover, we continually aim to improve the effectiveness and efficiency of our Platform.

Our products and services
Our Platform and suite of solutions are specifically designed to cater to the needs of patients, healthcare services clients and life sciences and payer companies while improving healthcare engagement. Our robust analytics suite provides real-time operational, financial and clinical insights across our portfolio of products and services.

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

•Integrated patient scheduling. Our integrated patient scheduling solution gives patients 24/7 access to request or schedule their own in-person or virtual appointments online, either through a link or by responding to patient-outreach by their provider. Once patients self-schedule or send an appointment request, their information automatically populates into the Phreesia Appointments Hub for staff to track and manage.
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
•Self service patient-reported outcomes and screenings
•We deliver clinical assessments to screen patients for common morbidities and the appropriate PROs and assessments for a wide range of medical specialties including orthopedics, gastroenterology, otolaryngology, or ENT, and urology. We also own the worldwide exclusive license to the PAM™, a measure that we believe is widely viewed as the gold standard for measuring patient activation.
•Behavioral health screenings for primary care. Our wellness for primary care application supports primary care providers as they take on increasing responsibility for their patients’ mental health needs. It identifies and screens patients for common behavioral and mental health conditions, including depression, anxiety and substance abuse, using questionnaires such as PHQ-2 and PHQ-9.
•Social determinants of health screening. We enable healthcare services clients to ask patients privately about their access to healthy food, safe housing and other social determinants that can have a critical impact on their health. The gathered information is automatically integrated within PM and EHR systems, giving healthcare services clients key data to better understand patients and connect them to needed services.

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

Network connect
Our Phreesia network allows us to activate, engage and educate patients and members on behalf of life sciences and payer clients by presenting direct communications to patients and members about topics critical to their health. Our partnerships also provide insights to help clients better understand patient and member needs and perspectives.
•Patient and member education and engagement. Our Patient Connect product enables clients to engage with relevant patients who voluntarily opt in and deliver pertinent content at the point at which they are actively seeking care. We believe our tools raise patient awareness and help them to start the right conversations with their providers. Our tools can be used for disease education to speed time-to-diagnosis, screening to aid in early detection and disease prevention, and vaccine and therapy awareness to promote treatment and immunization."Our Member Connect product helps health plans attract new members and engage and better understand their existing membership. Our tools allow us to measure member activation levels and connect eligible and interested seniors with health plan agents who can educate them about the Medicare products that may best suit their needs. We believe our solution delivers timely, actionable, qualified leads to health plans for potential member acquisition.
•Referral management. Our Provider Connect tool tracks incoming referrals in a centralized list and allows referring healthcare services clients to send and check the status of each request.
•Patient and member insights We leverage patient and member insights within our Platform to conduct primary research to understand patient sentiments and uncover unmet patient needs, which aid life sciences and payer clients in enhancing their existing products and services. Our surveys are designed to provide clients with a better understanding of their patients' and members' experiences as well as insights to drive improvements in health outcomes.

Our technology
We have continued to enhance and develop our proprietary SaaS-based technology platform with a focus on delivering reliability, performance, security and privacy. The Phreesia Platform operates as a single, unified, multi-tenant platform that has demonstrated scalability and robust integration within the operating infrastructure of our healthcare services clients. Our core technology capabilities include:
•Robust integration. We integrate our technology into PMs, EHRs and ambulatory and acute system workflows for over 2,800 healthcare services clients. Data captured from the patient or generated by the use of our Platform automatically integrates into the PM and EHR systems of healthcare services clients. We currently contract with leading PM and EHR providers that collectively represent the majority of the total

PM and EHR market. These providers of PM and EHR solutions and our healthcare services clients can leverage our expanding APIs to embed the functionality of the Phreesia Platform for their patients, while controlling the look and feel.
•Embedded payments. The payment processing features of our Platform have been designed to operate seamlessly within the workflows of our healthcare services clients, and our revenue cycle solutions can connect directly to those making payments, to multiple clearinghouses and directly with PM, EHR and other systems.
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
•Consumer-oriented. Through technological innovation, we have continued to ensure our products and services evolve to meet growing and increasingly consumer-centric demands. Our technological innovations include enhancements to our user interface, which we believe has improved user experience and satisfaction.
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

We operate a single, unified, multi-tenant platform that offers reliability, performance, security and privacy for our clients. We have infrastructure in place with three co-located data centers, and within Microsoft Azure and Amazon Web Service environments, to securely manage and maintain our clients’ patient information.

We use external security auditors and industry-leading vendors, such as Sikich, A-LIGN, and Bluefin to ensure we have the controls and procedures in place to protect our clients’ sensitive information. We have industry certifications, including HITRUST, PCI-DSS Level 1 Service Provider, Systems and Organization Controls 2 ("SOC 2") and PCI Point-to-Point Encryption. As a PCI-DSS Level 1 Service Provider, we are committed to upholding industry security standards to cardholder data.

We are committed to protecting the information and privacy of our clients and their patients.  We are a "Business Associate" as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information and Technology for Economic ad Clinical Health Act ("HITECH Act") and their implementing regulations, collectively referred to as HIPAA, and sign business associate agreements that govern our uses and disclosures of protected health information on behalf of our covered entity clients that engage us to provide our software solutions.
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

We also sell products and services to life sciences and payer organizations as well as advertising agencies through our direct sales and marketing teams.

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

We are committed to providing quality services and support, with a focus on integration, implementation support and overall client satisfaction.

Regulatory Matters

Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations. Various federal and state agencies have discretion to issue regulations and interpret and enforce healthcare laws. While we routinely evaluate our legal positions under applicable healthcare laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation and enforcement of existing laws and regulations can be uncertain or may change periodically. Moreover, in many jurisdictions in which we operate, neither our current nor our anticipated business model has been the subject of judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. In addition, our consumer transactions business is subject to certain financial services laws, regulations and rules, such as the Payment Card Industry Data Security Standards.

U.S. state and federal health information privacy and security laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including health information. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establishes privacy and security standards that limit the use and disclosure of protected health information, referred to as PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Many of our customers are regulated as covered entities under HIPAA. As a service provider who creates, receives, maintains or transmits PHI on behalf of our covered entity customers, Phreesia is a “business associate” as defined under HIPAA, and certain HIPAA requirements are directly applicable to business associates.
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
State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.
There has been increasing focus on the application of HIPAA and other privacy laws to technology companies.

Other federal and state laws restrict the use and protect the privacy and security of personally identifiable information. For example, according to the Federal Trade Commission (FTC), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. In recent years, the FTC has paid increased attention to privacy and data security matters, and we expect them to continue to do so in the future.

Additionally, many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information, and are, in many cases, not preempted by HIPAA and may be subject to varying interpretations by courts and government agencies. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. The California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act, or CPRA, creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. Additionally, as of January 1, 2023, the effective date for the CPRA's amendments to the CCPA, California has a new state agency that is vested with authority to implement and enforce the CCPA. While any information we maintain in our role as a business associate may be exempt from the CCPA, other records and information we maintain may be subject to the CCPA.

Additionally, we expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the U.S. Already in the U.S. we have witnessed significant developments at the state level. For example, on January 1, 2023, the Virginia Consumer Data Protection Act (the “CDPA”) became effective. Further, many additional US state privacy laws will go into effect throughout 2023: the Colorado Privacy Act (the “CPA”) (July 1, 2023); the Connecticut Data Privacy Act (the “CTDPA”) (July 1, 2023); and the Utah Consumer Privacy Act (the “UCPA”) (December 31, 2023). The CDPA, CPA, CTDPA, and UCPA are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and limited obligations for entities regulated by HIPAA.

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

U.S. federal and state telecommunications laws

There are number of U.S. federal and state laws and regulations that concern telephone calls, text messages and other telephonic communications to patients, potential patients, clients, and potential clients. For example, the Telephone Consumer Protection Act (“TCPA”) is a federal statute that restricts certain calls and text messages to individuals. Some states, including Florida and Oklahoma, have mini-TCPA laws that restrict certain calls and text messages to their residents and mini-TCPA laws have been proposed in other state legislatures. Our call and text communications are or may be (or may become) subject to these laws.

U.S. federal contracting laws
Our subsidiary, Insignia, as a federal government contractor, is obligated to comply with applicable laws and regulations, including provisions of the Federal Acquisition Regulation ("FAR") and Section 508 of the Rehabilitation Act of 1973 (29 U.S.C. 794d), as amended by the Workforce Investment Act of 1998 ("Section 508"), in connection with its performance of its government contracts. Insignia’s obligations under the FAR include, for example, calculating overhead rates in accordance with the accounting procedures and internal controls required under the FAR standards. In addition, Insignia is obligated under Section 508 to ensure its services and products comply with federal accessibility standards. Consequences for violating the FAR and other laws and regulations applicable to government contracting include termination of contracts, suspension or debarment from doing future business with the government, criminal or civil remedies under the False Claims Act (as described below), and other penalties.

U.S. federal and state fraud and abuse laws
We are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. Such laws and regulations include:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation. In addition to a few statutory exceptions and regulatory safe harbors, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act or federal civil monetary penalty laws;

•the federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;

•HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and

•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Human Capital Resources

As of January 31, 2023, we had 1,546 full-time employees, including 325 in services and support, 607 in sales and marketing, 445 in research and development and 169 in general and administrative. As of January 31, 2023, we had 1,038 full-time employees in the United States and 538 full-time employees internationally. We also supplement our workforce with contractors and consultants, including a substantial number of contractors and consultants in international locations. For example, we have a strategic relationship with Rayden, pursuant to which Rayden’s India-based personnel exclusively support our business through various functions, including, but not limited to, finance and accounting, sales and marketing, customer operations, product management and support, and research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good, and we have not experienced any work stoppages.

Talent and Culture: The success and continued evolution of our company has been due in large part to the talent and engagement of the entire Phreesia team. Our team members are key pillars of our success and fostering and developing their talent is central to our culture. Attracting and retaining top talent is a high priority for us, and we look to hire smart, passionate, diverse and driven individuals who want to be a part of our mission. Our strong company culture and investment in long-term career growth for our people is evidenced by the long tenure of many of our team members with our organization. We believe our success is due in large part to the continued engagement of our talented and committed team. During our fiscal year ended January 31, 2023, Modern Healthcare magazine recognized Phreesia as one of the “Best Places to Work in Healthcare” for the sixth time, and Inc. magazine recognized Phreesia as one of the "Best Led Companies of 2022". Phreesia has also had representation on the Software Report's Top 50 Women Leaders in SaaS for the past five years. All of these achievements optimally position us to continue to attract top healthcare and technology talent.

Diversity and Inclusiveness: We are committed to hiring, developing and supporting a diverse and inclusive workplace. We employ strong recruiting practices that actively seek out and engage underrepresented groups. We strive to make career paths, career development opportunities and mentorships available to all employees. Additionally, we cultivate opportunities for diverse voices to be heard and supported. Our employee resource groups (ERGs) support our commitment to promoting and maintaining an inclusive culture for all employees by bringing together individuals from a wide range of backgrounds, experiences and perspectives. These groups seek to foster a sense of shared community and empowerment for employees who share a common social identity, such as gender, race, ethnicity, disability and sexual orientation. Phreesians can voluntarily join an ERG to network, discuss and exchange ideas and enhance their professional development.

We recognize that our ability to execute on our mission of creating a better, more engaging experience depends on our people. We are also committed to supporting gender equality in our organization, including through our inclusive culture, board representation, pathways to leadership for women, pay equity and strong family-leave policies.
We published our third Phreesia Gender Equality Report in 2022 based on the framework provided by the Bloomberg Gender Equality Index which has included Phreesia in January 2021, 2022 and 2023.

Remote Workforce: We have operated as a fully remote company since 2020, as we believe this arrangement allows us access to the best talent and creates optimal flexibility for our employees.

Corporate Information

We are a fully remote company and no longer maintain our principal executive offices. Our mailing address is 1521 Concord Pike, Suite 301, PMB 221, Wilmington, DE 19803, and our telephone number is (888) 654-7473. Our website address is http://www.phreesia.com. We do not incorporate the information on or accessible through our website into this report, and you should not consider any information on, or that can be accessed through, our website as part of this report.

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
PHREESIA Twitter Account (https://twitter.com/phreesia)
PHREESIA Facebook Page (https://www.facebook.com/phreesia/)
PHREESIA LinkedIn Page (https://www.linkedin.com/company/phreesia)
PHREESIA Instagram Account (https://www.instagram.com/phreesia.co)
PHREESIA News Page (https://www.phreesia.com/news/)
PHREESIA Life Sciences Twitter Account (https://twitter.com/PhreesiaLifeSci)
PHREESIA Life Sciences Facebook Page (https://www.facebook.com/PhreesiaLifeSciences/)
PHREESIA Life Sciences LinkedIn Page (https://www.linkedin.com/company/phreesia-life-sciences/)
PHREESIA Life Sciences Page (https://lifesciences.phreesia.com)
INSIGNIA Health website (https://www.insigniahealth.com/)

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

ITEM 1A.    RISK FACTORS
Risk factors
A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of Annual Report on Form 10-K, before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Certain statements in this Annual Report on Form 10-K are forward-looking statements. See the section of this Annual Report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”

Risks relating to our business and industry
We have grown rapidly in recent periods, and as a result, our expenses have continued to increase. If we fail to manage our growth effectively, our revenue may not increase, and we may be unable to implement our business strategy.
We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. We anticipate that our operations will continue to expand. As we continue to grow, both organically and through acquisitions, we must effectively integrate, develop, and manage an increasingly distributed employee base in a fully remote working environment. We may find it challenging to maintain the same level of employee productivity while executing our growth plan, fostering collaboration, and maintaining the beneficial aspects of our culture, and any such failures could negatively affect our future success, including our ability to attract and retain highly qualified employees and to achieve our business objectives.

In addition, to manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls and continue to build our qualified work force in key areas of our company. A key element of how we manage our growth is our ability to scale our capabilities and satisfactorily implement the Phreesia Platform for our clients’ needs. Our healthcare services clients often require specific features or functions unique to their organizational structure, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement the Phreesia Platform to our clients in a timely manner. If we are unable to address the needs of our healthcare services clients or our healthcare services clients are unsatisfied with the quality of the Phreesia Platform or our services due to our inability to manage our rapid growth, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could adversely affect our business.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. In addition, our growth has required and is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. We may also need to make further investments in our technology and automate portions of the Phreesia Platform or our services to decrease our costs. If our management is unable to effectively manage our growth, our revenue may not increase (including sufficiently to offset our expenses) or may grow more slowly than expected and we may be unable to implement our business strategy.

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

The success of our business and growth strategy depend upon our continued ability to maintain and expand a network of healthcare services clients. If we are unable to attract and retain healthcare services clients, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. Our success also depends on providing high-quality products and services that healthcare services clients use to improve clinical, financial and operational performance and that are used and positively received by patients. If we cannot adapt to rapidly evolving industry standards and technology and increasingly sophisticated and varied healthcare services organization and patient needs, our existing technology could become undesirable, obsolete or harm our reputation.

We believe demand for our products and services has been driven in large part by increasing patient responsibility, engagement and consumerism. Our ability to streamline the intake process and critical workflows in order to improve healthcare services organization, staff efficiency and patient engagement to allow for optimal allocation of resources will be critical to our business. Our success also depends on the ability of our Platform to increase patient engagement, and our ability to demonstrate the value of our Platform to healthcare services clients, patients and life sciences companies. If our existing clients do not recognize or acknowledge the benefits of our Platform or our Platform does not drive patient engagement, then the market for our products and services might develop more slowly than we expect, which could adversely affect our operating results.

In addition, as we and the EHR and PM solutions with which we integrate, grow and expand product offerings, the EHR and PM solutions with which we integrate could offer more competitive services. Some of these EHR and PM systems offer, or may begin to offer, services, including patient intake and engagement services, payment processing tools and direct patient communication services, in the same or similar manner as we do. Although there are many potential opportunities for, and applications of, these services, these EHR and PM systems may seek opportunities or target new clients in areas that may overlap with those that we have chosen to pursue. Such competition from these EHR and PM systems may adversely affect our business, market share and results from operations.
We compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition, price and the ability to integrate our Platform solutions with various EHR and PM systems and other technology. Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or providers of EHR and PM solutions may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. We also may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action and financial stress experienced by our clients. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected. We cannot be certain that we will be able to retain our current clients or expand our client base in this competitive environment. If we do not retain current clients or expand our client base, or if we have to renegotiate existing contracts, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.

We have experienced net losses in the past and we may not achieve profitability in the future.
We have incurred significant operating losses since our inception. For the years ended January 31, 2023 and January 31, 2022, we had net losses of $176.1 million and $118.2 million, respectively, and losses from operations of $176.6 million and $116.8 million, respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the Phreesia Platform, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.

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
Our operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:
•the extent to which our products and services achieve or maintain market acceptance;
•our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;
•new competitors and the introduction of enhanced products and services from new or existing competitors;
•the length of our contracting and implementation cycles;
•the financial condition of our current and potential clients;
•our ability to integrate our Platform with the systems utilized by our healthcare services clients, including but not limited to, EHR and PM systems;
•changes in client budgets and procurement policies;
•patients' desires to receive communications from Phreesia and/or our partners, and the extent to which they opt-in to such communications;
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

A significant portion of our operating expense is relatively fixed in nature, and planned expenditures are based in part on expectations regarding future revenue. Accordingly, unexpected revenue shortfalls may decrease our margins and could cause significant changes in our operating results from quarter to quarter.
Privacy concerns or security breaches relating to our Platform could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.

We collect, process and store significant amounts of sensitive, confidential and proprietary information, including personally identifiable information, such as payment data and protected health information, of patients received in connection with the utilization of our Platform. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. While we believe we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. In addition, some of our third-party service providers and partners also collect and/or store our sensitive information and our clients' data on our behalf, and these service providers and partners are subject to similar threats of cyber attacks and other malicious internet-based activities, which could also expose us to risk of loss, litigation, and potential liability. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond or otherwise address them promptly, in sufficient respects or at all.

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

Further, the security systems in place at our employees’ and service providers’ offices and homes may be less secure than those used in our offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from their offices, homes and other remote locations, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. If an actual or perceived breach of security occurs to our systems or a third-party’s systems, we also could be required to expend significant resources to mitigate the breach of security, pay any applicable fines and address matters related to any such breach, including notifying users or regulators, and address reputational harm.

Business or economic disruptions or global health concerns could harm our business and increase our costs and expenses.
Broad-based business or economic disruptions or global health concerns, such as the COVID-19 pandemic and recent high inflationary environment, could materially and adversely impact our business and results of operations due to, among other factors:

•a general decline in business activity, including the impact of our clients’ office closures earlier in the COVID-19 pandemic;
•a potentially disproportionate impact on the healthcare services clients with whom we contract;
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

In addition, market volatility, the high inflationary environment and economic uncertainty remain widespread, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. During challenging economic times, our clients and patients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms and may face increased costs or other negative financial impacts, each of which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our clients to pay for the applications and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase.

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

If our internal controls over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

As a public company, we are required to maintain internal control over financial reporting and disclosure controls and procedures. Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources.

If material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

We continue to invest in more robust technology and resources to manage those reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.

In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could prevent us from accurately reporting our financial results.

We typically incur significant upfront costs in our client relationships, and if we are unable to develop or grow these relationships over time, we are unlikely to recover these costs and our operating results may suffer.
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our efforts involve educating our clients and patients about the use, technical capabilities and benefits of our products and services. We do not provide access to our Platform and do not charge fees during this initial sales period. For clients that decide to enter into a contract with us, most of these contracts may provide for a preliminary trial period where a subset of healthcare services locations from the client is granted access to our Platform. Following any such trial period, we aim to increase the number of healthcare services locations within the client that utilize our Platform. Accordingly, our operating results depend in substantial part on our ability to deliver a successful client and patient experience and persuade our clients and patients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace revenue growth, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.
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
We also generate network solutions revenue through fees charged to our life sciences and payer clients by delivering direct communications to help activate, engage and educate patients who authorize the delivery of, or "opt-in" to, such communications about topics critical to their health. The growth of our revenue stream from life sciences and payer clients is driven, in part, by our ability to grow our network of healthcare services clients and available population of patients to engage, our ability to achieve adequate patient opt-in rates, the number of newly approved drugs and the success of newly launched drugs, each of which is impacted by factors outside of our control. If there is a reduction in newly approved drugs, or newly launched drugs are not successful, this could negatively affect the ability of our life sciences clients to deliver relevant messages to patients who would have otherwise been candidates to receive such drugs, and accordingly may reduce patient opt-in rates. A reduction in the available population of patients to engage or a decline in patient opt-in rates could lead to a decrease in our network solutions revenue, which could harm our business, financial condition and results of operations.

If our existing clients are not satisfied with our services, it could have a material adverse effect on our business, financial condition, results of operations and reputation.
We depend on our existing clients’ satisfaction with our products and services. We expect to derive a significant portion of our revenue from renewal of existing clients’ contracts and sales of additional applications and services to existing clients. As part of our growth strategy, we have recently focused on expanding our services amongst current clients. As a result, achieving a high client retention rate, expanding within clients and selling additional applications and services are critical to our future business, revenue growth and results of operations. We also believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients and the patients that they serve and to our ability to attract new clients. The promotion of our brand may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. In addition, the loss or dissatisfaction of any client could substantially harm our brand and reputation, inhibit widespread adoption of the Phreesia Platform and impair our ability to attract new clients.
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
Market estimates and growth forecasts that we disclose are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts relating to the size and expected growth of the market for our services may prove to be inaccurate. These estimates and forecasts may be impacted by economic uncertainty that is outside our control, including international conflicts that may impact international trade and global economic performance and other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence that impact our customers.
The principal assumptions relating to our market opportunity include the number of healthcare services organizations currently taking appointments, the amount of annual out of pocket consumer spend for healthcare-related services, and the amount of annual spend by life sciences and payer companies on direct communications with patients at the point of care. Our market opportunity is also based on the assumption that the strategic approach that the Phreesia Platform enables for our potential clients will be more attractive in creating efficiencies in patient care than competing solutions.
If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

If we cannot implement the Phreesia Platform for clients or resolve any technical issues in a timely manner, we may incur costs in the form of service credits or other remedial steps and/or lose clients, and our reputation may be harmed.

Our clients utilize a variety of data formats, applications and infrastructure and the Phreesia Platform must support our clients’ data formats. Furthermore, the healthcare industry has shifted towards digitalized record keeping, and accordingly, many of our healthcare services clients have developed their own software, or utilize third-party software, for practice management and secure storage of electronic medical records. Our ability to develop and maintain logic-based and scalable technology for patient intake management and engagement and payment processing that successfully integrates with our clients’ software systems for practice management and storage of electronic medical records is critical. If our Platform does not currently support a client’s required data format or appropriately integrate with clients’ systems, then we must configure our Platform to do so, which could increase our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, clients could become dissatisfied and decide not to increase utilization of the Phreesia Platform or not to implement the Phreesia Platform beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our client relationships.
Our clients and patients depend on our support services to resolve any technical issues relating to the Phreesia Platform and our services, and we may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our client bases (including healthcare services clients and the number of patients that they serve). We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict client and patient demand for technical support services, and if client or patient demand increases significantly, we may be unable to provide satisfactory support services to our clients. Further, if we are unable to address the needs of our clients and their patients in a timely fashion or further develop and enhance the Phreesia Platform, or if a client or patient is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and clients’ or patients’ dissatisfaction with the Phreesia Platform could damage our ability to expand the number of applications and services purchased by such clients. These clients may not renew their contracts, seek to terminate their relationships with us or renew on less favorable terms. Moreover, negative publicity related to our client and patient relationships, or regarding patient confidentiality and privacy in the context of technology-enabled healthcare, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective clients. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.

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
Our payments platform is a core element of our business. For the fiscal year ended January 31, 2023, our payments platform generated 28% of our total revenue. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, were to be reduced as a result of disruptions in the payment processing industry or other factors, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.

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
We provide a payments solution for the secure processing of patient payments. Our payment processing tools can connect to multiple clearinghouses and can also connect directly with patients. We have developed partnerships with primary credit card processors in the United States to facilitate payment processing, and we are registered with Visa, MasterCard, American Express, Discover and other card networks as a service provider (payment facilitator or the equivalent) for acquiring member institutions. These card networks set the operating rules and standards with which we must comply. The termination of our status as a certified service provider, a decision by the card networks to disallow payment facilitators or bar us from serving as such, or any changes in network rules or standards, including interpretation and implementation of the operating rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our clients or partners, could adversely affect our business, financial condition or results of operations.
We and our clients are subject to card network rules that could subject us or our clients to a variety of fines or penalties that may be levied by card networks for certain acts or omissions by us or our clients. If a client or sales partner fails to comply with the applicable requirements of card networks, we could be subject to a variety of fines or penalties that may be levied by card networks. We may have to bear the cost of such fines or penalties if we cannot collect them from the applicable client or sales partner, resulting in lower earnings or losses for us. Our violation of the network rules may result in the termination or suspension of our registration with the affected network. The termination of our registration, including a card network barring us from acting as a payment facilitator, or any changes in card network rules that would impair our registration, could require us to stop providing payment processing services relating to the affected card network, which would adversely affect our ability to conduct our business.

In addition, the rules of card networks are set by their boards, which may be influenced by card issuers. Many banks directly or indirectly sell processing services to clients in competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks’ rules or policies to the detriment of non-members, including us.

Changes in laws and regulations relating to interchange fees on payment card transactions would adversely affect our revenue and results of operations.

We pay interchange fees to the card networks or the card issuers for each transaction we process. The card networks may increase, from time to time, the fees that they charge members or service providers. Although we may attempt to pass these increases along to our clients, this may result in the loss of clients to our competitors that do not pass along the increases. A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") known as the Durbin Amendment empowered the Federal Reserve Board, ("FRB"), to establish and regulate a cap on the interchange fees that merchants pay banks for electronic clearing of debit card transactions. The final rule implementing the Durbin Amendment established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions, and it established a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, limiting the fee revenue to debit card issuers and payment processors. To the extent that HSA-linked payment cards and other exempt payment cards used on our Platform (or their issuing banks) lose their exempt status under the current rules or if the current interchange rate caps applicable to other payment cards used on our Platform are increased, any such amendment, rule making, or legislation could impact interchange rates applicable to payment card transactions processed through our Platform. As a result, this could decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.

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
We depend upon licenses from third parties for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate. We expect that we may need to obtain additional licenses from third parties in the future in connection with the development of our products and services. In addition, we obtain a portion of the data that we use from government entities, public records and our partners for specific partner engagements. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products. In addition, our ability to use data to support existing products and services and to develop new products and services is largely dependent upon the contractual rights we secure. For example, certain of our products depend on maintaining our data and analytics platform, which is populated with data disclosed to us by healthcare services clients, life sciences companies and their respective patients and other partners with their consent. If these clients, patients or partners revoke their consent for us to maintain, use, de-identify and share this data, consistent with applicable law, our data assets could be degraded.
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
We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source software. Our use of third-party technologies and open source software exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into the Phreesia Platform, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.
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
Our systems and operations are vulnerable to damage or interruption from natural disasters or man-made problems, such as earthquakes, floods, fires, political unrest, acts of terrorism, armed conflict or war (such as the current Russian invasion of Ukraine), power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems and similar events. Any unscheduled interruption in our service would result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of our Platform or slower response times could reduce our clients’ ability to access our Platform, impair our delivery of our products and services and harm the perception of our Platform as reliable, trustworthy and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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

We collect, store and display data, including patient health information, for use by healthcare services clients in handling patient intake and engagement. Our clients, their patients, or third parties provide us with most of this data. If this data is incorrect or incomplete or if we make mistakes in the capture or input of this data, adverse consequences may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our storage and display of health information exposes us to liability arising out of our intake, storage and display of erroneous health information. While we maintain insurance coverage, we cannot be certain that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.

Risks relating to laws and regulations applicable to our industry

We are subject to health care laws and data privacy and security laws and regulations governing our collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information and payment card data, which may impose restrictions on us and our operations, require us to change our business practices and put in place additional compliance mechanisms, and subject us to fines, penalties, lawsuits, adverse publicity, reputational harm, loss of customer trust or government enforcement actions if we are unable to fully comply with such laws.
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

We are a “Business Associate” as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH Act") and their implementing regulations, collectively referred to as HIPAA. The U.S. Department of Health and Human Services, ("HHS"), Office for Civil Rights, may impose civil penalties on a Business Associate for a failure to comply with HIPAA requirements. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Penalties can vary significantly depending on a number of factors, such as whether the Business Associate’s failure to comply was due to willful neglect. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for recklessness in misusing individuals’ health information. If we are subject to investigation or litigation related to an alleged violation of HIPAA, then we may elect to resolve the matter through a settlement. Such settlement could require payment of a civil penalty or damages, corrective action and/or monitoring of our business by a third party.

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

Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTCA.

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

There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States, such as the CCPA, as amended by the California Privacy Rights Act, or CPRA, which amendments went into effect on January 1, 2023, The CCPA creates specific obligations with respect to processing and storing personal information, and the CPRA amendments created a new state agency that is vested with authority to implement and enforce the CCPA. Additionally, a similar law went into effect in Virginia on January 1, 2023, and further US-state comprehensive privacy laws are set to go into effect throughout 2023, including laws in Colorado, Connecticut, and Utah. We cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our current or future business. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the U.S. A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the GDPR. The UK government has announced plans to reform the data protection legal framework in the UK in its Data Reform Bill but those have been put on hold. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU.

Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (the “EC”), has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published the UK International Data Transfer Agreement and International Data Transfer Addendum to the new standard contractual clauses (the “IDTA”), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and must be in place for all existing transfers from the UK from March 21, 2024. Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 ("Schrems II"), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third-party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

On March 25, 2022, the European Commission and the U.S. White House announced that an agreement on Privacy Shield 2.0 has been reached. However, it is too soon to tell how the future of Privacy Shield 2.0 will evolve and what impact it will have on our cross-border activities.

Insignia Health, LLC, which we acquired in December 2021, is subject to additional laws and regulations, including those in the EEA and UK, such as the GDPR and UK GDPR. Compliance with such laws and regulations requires resources and could be more costly and take more time than we anticipate and could involve new fines or penalties for non-compliance, all of which could adversely affect our business.

The UK has additional privacy and consumer protection laws, such as the Privacy and Electronic Communications Regulations, to which our marketing messages to actual or potential UK-based customers may be subject.

We have operations in Canada, where our collection, use, disclosure, and management of personal information must comply with both federal and provincial privacy laws, which impose separate requirements, but may overlap in some instances. The Personal Information Protection and Electronic Documents Act ("PIPEDA"), applies in all Canadian provinces except Alberta, British Columbia and Québec, as well as to the transfer of consumer data across provincial borders. PIPEDA imposes stringent consumer data protection obligations, requires privacy breach reporting, and limits the purposes for which organizations may collect, use, and disclose consumer data. The provinces of Alberta, British Columbia, and Québec have enacted separate data privacy laws that are substantially similar to PIPEDA, but all three additionally apply to our handling of our own employees’ personal data within their respective provinces. Notably, Québec’s Act respecting the protection of personal information in the private sector, or the Private Sector Act, was amended by Bill 64, an Act to modernize legislative provisions as regards the protection of personal information, which introduced major amendments to the Private Sector Act, notably, to impose significant and stringent new obligations on Québec businesses while increasing the powers of Quebec’s supervisory authority. We may incur additional costs and expenses related to compliance with these laws and may incur significant liability if we are not able to comply with these laws. We are also subject to Canada’s anti-spam legislation, or CASL, which includes rules governing commercial electronic messages, which include marketing emails, text messages, and social media advertisements. Under these rules, we must follow certain standards when sending marketing communications, are prohibited from sending them to customers without their consent, and can be held liable for violations.

Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Cross-border data transfers and other future developments regarding local data residency and access could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position could greatly increase our cost of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in specific jurisdictions. In addition, any limitation on our ability to use or transmit health information outside of the U.S. could impose restrictions on our ability to recruit and maintain employees residing outside of the U.S., which could, in turn, adversely affect our business.

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
We rely on a variety of direct marketing techniques, including email marketing. These activities are regulated by legislation such as the Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act of 2003. Any failure by us to comply fully with the CAN-SPAM Act may leave us subject to substantial fines and penalties. In addition, any future restrictions in laws such as the CAN-SPAM Act, and various United States state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of our marketing efforts and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could have a material adverse impact on our results of operations.

Any failure by us to comply fully with website accessibility standards could result in us being subject to considerable fines and penalties.
We conduct business through various Internet websites and web-based applications that are subject to accessibility requirements. Courts have ruled that the Americans with Disabilities Act (ADA) applies to Internet websites and other digital experiences and litigation related to ADA website accessibility has soared in recent years. Failing to comply with those requirements could leave our Company subject to claims, litigation, lawsuits and, ultimately, substantial fines and penalties.

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

Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws, HIPAA and regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals. For more information regarding the risks related to these laws and regulations please see “Business – Regulatory Matters – U.S. Federal and State Fraud and Abuse Laws.”

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Because of the breadth of these laws and the narrowness of their statutory or regulatory exceptions and safe harbors, some of our business activities may be subject to challenge under one or more of them.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. Achieving and sustaining compliance requires us to implement controls across our entire organization which may prove costly and challenging to monitor and enforce.

The risk of our being found in violation of healthcare laws and regulations is increased by the fact that their provisions are sometimes complex and open to a variety of interpretations.

It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Likewise, if any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment as well. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.
The U.S. Food and Drug Administration may in the future determine that our technology solutions are subject to the Federal Food, Drug, and Cosmetic Act and we may face additional costs and risks as a result.
The FDA may promulgate a policy or regulation that affects our products and services. FDA regulations govern among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution and import and export for regulated drugs, biologics and devices. Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, a recommendation by the FDA to disallow us from entering into government contracts and criminal prosecutions. The FDA also has the authority to request repair, replace or refund of the cost of any device.
Individuals may claim our calling or text messaging services are subject to, and are not compliant with the Telephone Consumer Protection Act or similar state laws.
Our clients may use our products to place various short message service, or SMS, text messages and calls to patients. The Telephone Consumer Protection Act ("TCPA") is a federal statute that protects consumers from unwanted telephone calls, faxes and text messages. There are a number of federal and state statutes and regulations that govern such telecommunications, the use of automatic telephone dialing systems (“ATDS”) or other automated systems to make such telecommunications, and the use of artificial voice or pre-recorded messages in certain telecommunications. These laws include the Telephone Consumer Protection Act (TCPA), Telemarketing Sales Rule (TSR), and various other state laws. The U.S. Federal Communications Commission (FCC), and the Federal Trade Commissions have responsibility for regulating various aspects of some of the TCPA, TSR and other federal laws. Among other requirements, the TCPA requires callers to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate that callers maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Florida, Oklahoma and other states also have mini-TCPA and other similar consumer protection laws regulating calls and texts directed to their residents. As currently construed, the TCPA does not distinguish between voice and data, and, as such, text and SMS/MMS messages are also “calls” for the purpose of TCPA (and, in some cases, state mini-TCPA) obligations and restrictions.

For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on certain calls made using an artificial or pre-recorded voice or an ATDS and certain calls made to numbers properly registered on the federal “do-not-call” list. A court may treble the $500 amount upon a finding of a willful or knowing violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. As with the TCPA, Florida’s mini-TCPA, for example, restricts certain calls and calls and texts made using an automated system to Florida residents without prior consent, allows a plaintiff to obtain $500 for each call or text made in violation of its prohibitions, and permits a court to treble the $500 amount for willful or knowing violations of the statute. The TCPA, TSR, mini-TCPA laws and other similar state laws are subject to interpretations that may change. We regularly evaluate how they may apply to our business. The FCC, FTC, a state attorney general or other regulator, or a court, however, may disagree with our interpretation of these laws and conclude that we are not in compliance and impose damages, civil penalties and other consequences upon us for noncompliance. Determination by a court or regulatory agency that our services did not comply also invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, and could have an adverse effect on our business. Further, we could be subject to putative class action lawsuits alleging violations of the TCPA, state mini-TCPA laws and other similar state laws. Our call and SMS texting services are potential sources of risk for class action lawsuits and liability for our Company. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct call and SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us. If in the future we are found to have violated such laws in a class action, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then the damages could have a material adverse effect on our results of operations and financial condition.

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

•Further, our Platform incorporates encryption technology. The U.S. Export Administration Regulations require authorization for the export of certain encryption items, including by a license, a license exception or other appropriate government authorizations. Such solutions may also be subject to certain regulatory reporting requirements. While we believe our products meet certain exceptions that reduce the scope of export control restrictions applicable to such products, these exceptions may be determined not to apply to our products and our products and underlying technology may become subject to export control restrictions.

Risks relating to our dependence on third parties

We rely on our third-party contractors, vendors and partners, including some outside of the United States, to execute our business strategy. Replacing them could be difficult and disruptive to our business. If we are unsuccessful in forming or maintaining such relationships on terms favorable to us, our business may not succeed.
We have entered into contracts with third-party contractors and vendors to provide critical services relating to our business, including initial software development and cloud hosting. We also rely on third-party providers to enable automated eligibility and benefits verification through our Platform, and we outsource certain of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants in international locations that may be subject to political and economic instability, including India, Russia and Ukraine. For example, we have entered into a Master Services Agreement with Rayden, pursuant to which Rayden's India-based personnel exclusively support our business through various functions including, but not limited to finance and accounting, sales and marketing, customer operations, product management and support, and research and development. We are also a party to a Consulting and Development Agreement with DataArt, pursuant to which we primarily outsource certain software development services to DataArt.

Our dependence on Rayden, DataArt and other third-party contractors to support key functions of our business creates numerous risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these operations. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. Our reputation and our customers’ willingness to purchase our products and partners’ willingness to use our products depend, in part, on our third-party contractors’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. If our third-party contractors fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.

The ability of our third-party contractors to effectively satisfy our business requirements could be impacted by financial difficulty of our third-party contractors or damage to their operations caused by fire, terrorist attack, natural disaster, or other events. It would be difficult to replace some of our third-party contractors and third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation and operating results could be harmed. For example, the continued Russian invasion of Ukraine has, and may continue to, impact macroeconomic conditions, give rise to regional instability, increase the threat of cyberwarfare and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our third-party contractors that have employees and consultants located in Russia and Ukraine. Further, although the length and impact of the continuing conflict are highly unpredictable, individuals located in these areas have been and could continue to be forced to evacuate or voluntarily choose to relocate, making them unavailable to provide services, such as software engineering, to support our business. It could also disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render some of our resources unavailable. While we have risk mitigation efforts in place, the realization of any these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift some of our development activities to other jurisdictions and/or third-party contractors, which may result in significant disruption, including delays in releases of new versions or updates of our software and incurrence of additional costs. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services could be impaired, and, as a result, our competitive position or our results of operations could suffer.
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
As of January 31, 2023, we had U.S. federal and state net operating loss carryforwards, or NOLs, of $493.3 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. We have completed a Section 382 study and as a result of the analysis, it is more likely than not that we have experienced an "ownership change." In addition, it is more likely than not that our existing NOLs are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act of 2017, as amended by The Coronavirus Aid, Relief, and Economic Security Act of 2020, the amount of post 2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

Risks relating to our financing needs

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. If any such depositary institution fails to return our deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, this could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the year ended January 31, 2023 our net cash used in operating activities was $90.1 million. As of January 31, 2023, we had $176.7 million of cash and cash equivalents, which are held for working capital purposes. We are party to a credit facility with Silicon Valley Bank ("SVB") pursuant to which we have the ability to borrow up to $100.0 million under a revolving line of credit. The credit facility contains a covenant limiting our ability to retain certain levels of cash in accounts outside SVB. As of January 31, 2023, we were in compliance with all covenants in the credit facility. However, in connection with the closure of SVB, we transferred substantially all of our cash and cash equivalents from SVB to other financial institutions. On Friday March 10, 2023, we obtained consent from SVB to retain up to $165 million of cash outside SVB until May 15, 2023 provided we do not borrow against the credit facility. As a result, we are unable to borrow against our credit facility until we return sufficient cash and cash equivalents to SVB to comply with the covenant discussed above and maintain compliance with the other covenants in the credit facility.

Borrowings under the facility are secured by substantially all of our properties, rights and assets, excluding intellectual property. As of January 31, 2023, we had no outstanding borrowings under our revolving line of credit.

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

The credit agreement governing our credit facility with SVB contains, and any future credit agreements we may enter into may contain, restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, create subsidiaries, enter into certain transactions with affiliates, and transfer or dispose of assets as well as financial covenants requiring us to maintain a specified level of recurring revenue growth, a specified maximum funded debt to recurring revenue ratio and a specified amount of minimum liquidity.

Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of any such covenants could result in a default under the applicable loan agreement, which could cause all of the outstanding indebtedness under such credit facility to become immediately due and payable and terminate all commitments to extend further credit. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.
Adverse developments that affect financial institutions, transactional counterparties or other third parties, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. The U.S. Department of the Treasury, the Federal Reserve and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. We had a minimal amount of exposure to the SVB closure and did not experience any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot predict. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have banking relationships, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources; or
•potential or actual breach of financial covenants in our credit agreements or credit arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, a partner or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any partner or supplier bankruptcy or insolvency, or the failure of any partner to make payments when due, or any breach or default by a partner or supplier, or the loss of any significant supplier relationships, may have a material adverse impact on our business.

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
•macroeconomic conditions, such as rising interest and inflation rates and economic slowdowns and recessions, and political conditions or events, including those resulting from geopolitical uncertainty and instability or war, such as the ongoing military conflict between Russia and Ukraine; and
•our sale of common stock or other securities in the future.

In addition, on March 10, 2023, the FDIC took control and was appointed receiver of SVB. At the time SVB entered into receivership, a large number of companies, including many technology companies, held cash deposits with SVB. Although such companies had access to their deposits as of March 13, 2023, companies may continue to face financing uncertainty as a result of SVB’s entry into receivership, which may cause significant volatility with respect to technology company stocks. This, in turn, could negatively impact the trading price of our common stock.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Adverse developments that affect financial institutions, transactional counterparties or other third parties, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. The U.S. Department of the Treasury, the Federal Reserve and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. We had a minimal amount of exposure to the SVB closure and did not experience any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot predict. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have banking relationships, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources; or
•potential or actual breach of financial covenants in our credit agreements or credit arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, a partner or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any partner or supplier bankruptcy or insolvency, or the failure of any partner to make payments when due, or any breach or default by a partner or supplier, or the loss of any significant supplier relationships, may have a material adverse impact on our business.

Risks relating to our bylaws and certificate of incorporation

Anti-takeover provisions under our incorporation documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation ("certificate of incorporation") and our third amended and restated by-laws ("bylaws") contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the "Chancery Court") will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine (the "Delaware Forum Provision"). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended (the "Securities Act"), or Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the "Federal Forum Provision"). Our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court and other states courts have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable in an action, we may incur additional costs associated with resolving such an action. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Chancery Court or the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We are a fully remote company and no longer maintain physical corporate offices. Our employees work remotely, from home or at shared co-working office spaces. We believe these arrangements support our current needs. During the year ended January 31, 2023, we ceased using our office spaces in Raleigh, North Carolina and Kanata, Ontario. Each of these leases expires during the year ended January 31, 2024. We maintain a mailing address at 1521 Concord Pike, Suite 301, PMB 221, Wilmington, DE 19803. For purposes of compliance with applicable requirements of the Securities Act and the Exchange Act, stockholder communications required to be sent to our principal executive offices may be directed to the email address set forth in our proxy materials and/or identified on our investor relations website.

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
The following graph shows a comparison from July 18, 2019, the date on which our common stock first began trading the NYSE, through January 31, 2023 of the cumulative total stockholder return on our common stock, the NYSE Composite Index, S&P 500, and the S&P 1500 Composite Software and Services Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return

$300
$250
$200
$150
$100
$50
07/18/19
01/31/20
01/31/21
01/31/22
01/31/23
Phreesia, Inc.
S&P 500 Index
NYSE Composite Index
S&P 1500 Composite Software & Services Index

Stockholders

We had approximately 49 stockholders of record as of March 17, 2023; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 7. Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends January 31. References to fiscal 2023 and 2022 refer to the fiscal years ended January 31, 2023 and 2022, respectively.

Basis of Presentation

This management's discussion and analysis discusses our financial condition and results of operations for the years ended January 31, 2023 and 2022. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2022 for a comparison of the year ended January 31, 2022 to the year ended January 31, 2021.

Financial Highlights
Fiscal 2023
•Total revenue increased 32% to $280.9 million in fiscal 2023 compared with $213.2 million in fiscal 2022.
•Net loss was $176.1 million in fiscal 2023 compared with $118.2 million in fiscal 2022.
•Adjusted EBITDA was negative $92.5 million in fiscal 2023 compared with negative $59.0 million in fiscal
    2022.
•Cash used in operating activities was $90.1 million in fiscal 2023 compared with cash used in operating activities of $74.7 million in fiscal 2022.
•Free cash flow was negative $116.3 million in fiscal 2023 compared with negative $105.5 million in fiscal 2022.
•Cash and cash equivalents was $176.7 million as of January 31, 2023 compared with $313.8 million as of January 31, 2022.
For a reconciliation of Adjusted EBITDA to net loss and a reconciliation of free cash flow to net cash used in operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”

Overview

We are a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations by activating patients in their care to optimize patient health outcomes. As evidenced in industry survey reports from KLAS, we have been recognized as a leader based on our integration capabilities with healthcare services client organizations, the broad adoption of our patient intake functionalities and by overall client satisfaction. Through our SaaS-based technology platform, which we refer to as the Phreesia Platform or our Platform, we offer healthcare services clients a robust suite of integrated solutions that manage patient access, registration and payments. Our Platform also provides life sciences companies, health plans and other payer organizations (payers), patient advocacy, public interest and other not-for-profit organizations with a channel for direct communication with patients.
We serve an array of healthcare services clients of all sizes across over 25 specialties, ranging from single-specialty practices, including internal and family medicine, urology, dermatology, and orthopedics, to large, multi-specialty groups, and health systems as well as regional and national payers and other organizations that provide other types of healthcare-related services. Our network solutions revenue (as described below) is generated from clients in the pharmaceutical, biotechnology, and medical device industries, as well as payers, patient advocacy, public interest and other not-for-profit organizations seeking to activate, engage and educate patients about topics critical to their health.
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
We also sell products and services to life sciences and payer organizations as well as advertising agencies through our direct sales and marketing teams.

Since our inception, we have focused substantially all of our sales efforts within the United States. Accordingly, substantially all of our revenue from historical periods has come from the United States, and our current strategy is to continue to focus substantially all of our sales efforts within the United States.
Our revenue growth has been primarily organic and reflects our significant addition of new healthcare services clients. New healthcare services clients are defined as clients that go live in the applicable period and existing healthcare services clients are defined as clients that go live in any period before the applicable period.

Investments in Growth

During the fiscal year ended January 31, 2022, we accelerated hiring and overall investments across all areas of Phreesia to prepare for our anticipated growth in clients and use of our platform. Results for the fiscal year ended January 31, 2023 reflect a full year run rate of expenditures related to those investments. In fiscal 2024 and thereafter, we expect growth in our team and compensation to moderate.
Recent developments and current economic conditions
Closure of Silicon Valley Bank ("SVB")
See "Liquidity and Capital Resources - Silicon Valley Bank facility - Closure of SVB" below for additional discussion regarding the closure of SVB and its impact on our cash and cash equivalents, liquidity and sources of funds available for our material cash requirements.
Macroeconomic environment and geopolitical conditions
Our business is directly and indirectly affected by macroeconomic conditions, geopolitical conditions and the state of global financial markets. Recent geopolitical uncertainty resulting, in part, from military conflict between Russia and Ukraine as well as other macro-economic conditions, such as the impact of pandemics, increased interest rates, inflation in the cost of goods, services and labor, or a recession or an economic slowdown in the U.S. or internationally have contributed to significant volatility and decline in global financial markets during fiscal 2023. The uncertainty over the extent and duration of the ongoing conflict and these macroeconomic conditions continues to cause disruptions to businesses and markets worldwide. While none of these factors individually has had a material impact on our business to date, it is difficult to predict the potential impact these factors may have on our future business results, and each could adversely impact our business operations, financial performance and results of operations.

Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	For the fiscal years ended January 31,		Change
	2023	2022	Amount	%
Key Metrics:
Average healthcare services clients ("AHSCs")	2,856	2,074	782	38%
Healthcare services revenue per AHSC	$72,599	$77,478	$(4,879)	(6)%
Total revenue per AHSC	$98,358	$102,812	$(4,454)	(4)%

We remain focused on building secure and reliable products that derive a strong return on investment for our clients and implementing them with speed and ease. This strategy continues to enable us to grow our network of healthcare services clients. We believe the investments we make to grow, strengthen and sustain our network of healthcare services clients lead to growth in all of our revenue categories. As a result, we are relabeling and expanding our key metrics related to revenue and AHSCs to more clearly depict the value of our network of healthcare services clients.

During the fourth quarter of the year ended January 31, 2023, we relabeled our key metric “Average revenue per healthcare services client” to “Healthcare services revenue per AHSC”. We did not make any changes to the calculation of this metric in connection with relabeling this metric, and we have not changed any previously reported amounts.

During the fourth quarter of the year ended January 31, 2023, we have added a key metric for Total revenue per AHSC. The definitions of our key metrics are presented below.

•AHSCs. We define AHSCs as the average number of clients that generate subscription and related services or payment processing revenue each month during the applicable period. In cases where we act as a subcontractor providing white-label services to our partner's clients, we treat the contractual relationship as a single healthcare services client. We believe growth in AHSCs is a key indicator of the performance of our business and depends, in part, on our ability to successfully develop and market our Platform to healthcare services organizations that are not yet clients. While growth in AHSCs is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future AHSC growth. For example, as AHSCs increase, we may need to add to our customer support team and invest to maintain effectiveness and performance of our Platform and software for our healthcare services clients and their patients.
•Healthcare services revenue per AHSC. We define Healthcare services revenue as the sum of subscription and related services revenue and payment processing revenue. We define Healthcare services revenue per AHSC as healthcare services revenue in a given period divided by AHSCs during that same period. We are focused on continually delivering value to our healthcare services clients and believe that our ability to increase healthcare services revenue per AHSC is an indicator of the long-term value of the Phreesia Platform. Healthcare services revenue per AHSC was $72,599 for the year ended January 31, 2023 compared to $77,478 for the year ended January 31, 2022, a decrease of $4,879. The decline was primarily driven by AHSC growth significantly outpacing payment processing volume and payment processing revenue growth. Additionally, the mix of solutions used by new clients across the Patient Access, Registration and Revenue Cycle offerings has been a contributing factor to the declining trends in this metric.
•Total Revenue per AHSC. We define Total revenue per AHSC as Total revenue in a given period divided by AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment processing revenue. Additionally, our relationships with healthcare services clients who subscribe to the Phreesia Platform give us the opportunity to engage with life sciences companies, health plans and other payer organizations, patient advocacy, public interest and other not-for-profit organizations who deliver direct communication to patients through our Platform. As a result, we believe that our ability to increase Total revenue per AHSC is an indicator of the long-term value of the Phreesia Platform. Total revenue per AHSC was $98,358 for the year ended January 31, 2023 compared to $102,812 for the year ended January 31, 2022, a decrease of $4,454. The decline was primarily driven by healthcare services client growth significantly outpacing growth in payment processing volume and payment processing revenue.

Additional Information

	For the fiscal years ended January 31,		Change
	2023	2022	Amount	%
Patient payment volume (in millions)	$3,284	$2,769	$515	19%
Payment facilitator volume percentage	80%	79%	1%	1%

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

Results of operations

The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	For the fiscal years ended January 31,		For the fiscal years ended January 31,
(in thousands)	2023	2022	2023	2022
Revenue
Subscription and related services	$128,975	$95,514	46%	45%
Payment processing fees	78,368	65,201	28%	31%
Network solutions	73,567	52,518	26%	25%
Total revenue	280,910	213,233	100%	100%
Expenses
Cost of revenue (excluding depreciation and amortization)	58,944	42,669	21%	20%
Payment processing expense	50,323	38,719	18%	18%
Sales and marketing	151,263	106,421	54%	50%
Research and development	91,244	52,265	32%	25%
General and administrative	80,384	68,674	29%	32%
Depreciation	17,988	14,985	6%	7%
Amortization	7,316	6,317	3%	3%
Total expenses	457,462	330,050	163%	155%
Operating loss	(176,552)	(116,817)	(63)%	(55)%
Other expense, net	(175)	(78)	—%	—%
Interest income (expense), net	1,064	(1,084)	—%	(1)%
Total other income (expense), net	889	(1,162)	—%	(1)%
Loss before provision for income taxes	(175,663)	(117,979)	(63)%	(55)%
Provision for income taxes	(483)	(182)	—%	—%
Net loss	$(176,146)	$(118,161)	(63)%	(55)%

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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through the Phreesia Platform. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 80% and 79% of our patient payment volume in fiscal 2023 and 2022, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions. Utilization trends have been dynamic through the pandemic, diverging from our pre-pandemic seasonality. We expect the environment to remain dynamic through fiscal year 2024.
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
Other income (expense), net
Our other income and expense line items consist of the following:
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
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that certain deferred tax assets as of January 31, 2023 will not be realized in the near term. Consequently, we have established a valuation allowance against our net deferred tax assets totaling approximately $143.1 million and $97.3 million as of January 31, 2023 and 2022, respectively, to recognize only the portion of our deferred tax asset that is more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance.
Comparison of fiscal 2023 versus fiscal 2022
Revenue (in thousands)

	Fiscal years ended January 31,
	2023	2022	$ Change	% Change
Subscription and related services	$128,975	$95,514	$33,461	35%
Payment processing fees	78,368	65,201	13,167	20%
Network solutions	73,567	52,518	21,049	40%
Total revenue	$280,910	$213,233	$67,677	32%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $33.5 million to $129.0 million for fiscal 2023, as compared to $95.5 million for fiscal 2022, primarily due to new healthcare services clients added in fiscal 2023 as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $13.2 million to $78.4 million for fiscal 2023, as compared to $65.2 million for fiscal 2022, due to the addition of more healthcare services clients, which drove increases in patient visits and patient payments processed through the Phreesia Platform.
•Network solutions. Our revenue from life science and payer clients increased $21.0 million to $73.6 million for fiscal 2023, as compared to $52.5 million for fiscal 2022 due to an increase in new activation, engagement and education programs and deeper patient outreach among the existing programs.
Cost of revenue (excluding depreciation and amortization)

	Fiscal years ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$58,944	$42,669	$16,275	38%
Cost of revenue (excluding depreciation and amortization) increased $16.3 million to $58.9 million for fiscal 2023, as compared to $42.7 million for fiscal 2022. The increase resulted primarily from a $6.8 million increase in employee compensation costs driven by higher compensation for existing employees and higher average headcount, as well as a $2.5 million increase in outside services costs and a $1.2 million increase in software costs, each driven by growth in revenue.

Stock compensation incurred related to cost of revenue was $3.7 million and $2.1 million for fiscal 2023 and fiscal 2022, respectively.
Payment processing expense

	Fiscal years ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Payment processing expense	$50,323	$38,719	$11,604	30%
Payment processing expense increased $11.6 million to $50.3 million in fiscal 2023, as compared to $38.7 million for fiscal 2022. The increase resulted primarily from an increase in payment processing fees revenue and patient payments processed through the Phreesia Platform, each driven by an increase in patient visits over the prior year.
Sales and marketing

	Fiscal years ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$151,263	$106,421	$44,842	42%
Sales and marketing expense increased $44.8 million to $151.3 million for fiscal 2023, as compared to $106.4 million for fiscal 2022. The increase was primarily attributable to a $37.6 million increase in total compensation costs driven by higher compensation for existing employees and higher average headcount, as well as a $3.8 million increase in outside services costs, a $1.5 million increase in travel and entertainment costs and $1.3 million increase in software costs.
Stock compensation incurred related to sales and marketing expense was $22.2 million and $12.5 million for fiscal 2023 and fiscal 2022, respectively.
Research and development

	Fiscal years ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$91,244	$52,265	$38,979	75%
Research and development expense increased $39.0 million to $91.2 million for fiscal 2023, as compared to $52.3 million for fiscal 2022. The increase resulted primarily from a $26.8 million increase in total compensation costs driven by higher compensation for existing employees and higher average headcount, as well as a $6.8 million increase in outside services costs and higher software expenses.
Stock compensation incurred related to research and development expense was $11.8 million and $6.0 million in fiscal 2023 and fiscal 2022, respectively.
General and administrative

	Fiscal years ended January 31,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$80,384	$68,674	$11,710	17%
General and administrative expense increased $11.7 million to $80.4 million for fiscal 2023, as compared to $68.7 million for fiscal 2022. The increase resulted primarily from a $11.0 million increase in total compensation and benefits costs driven by higher average headcount as well as a $2.2 million increase in outside services costs, partially offset by decreases in other third-party general and administrative expenses.
Stock compensation incurred related to general and administrative expense was $21.2 million and $15.7 million in fiscal 2023 and fiscal 2022, respectively.

Depreciation

	Fiscal years ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Depreciation	$17,988	$14,985	$3,003	20%
Depreciation expense increased $3.0 million to $18.0 million for fiscal 2023, as compared to $15.0 million for fiscal 2022. The increase was primarily attributable to higher data center and computer equipment depreciation.
Amortization

	Fiscal years ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Amortization	$7,316	$6,317	$999	16%
Amortization expense increased $1.0 million to $7.3 million for fiscal 2023, as compared to $6.3 million for fiscal 2022. The increase was primarily driven by higher amortization of acquired intangible assets.

Other expense, net

	Fiscal years ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Other expense, net	$(175)	$(78)	$(97)	124%
Other expense, net increased by $0.1 million to $0.2 million for fiscal 2023 as compared to $0.1 million for fiscal 2022. Other expense, net is comprised primarily of foreign exchange losses.
Interest income (expense), net

	Fiscal years ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Interest income (expense), net	$1,064	$(1,084)	$2,148	(198%)
Interest income (expense), net changed by $2.1 million to $1.1 million of income for fiscal 2023, as compared to $1.1 million of expense for fiscal 2022. The change is primarily attributable to higher interest income earned from our money market mutual funds, partially offset by higher commitment fees related to the Third SVB Facility as well as interest expense related to finance leases we entered into during fiscal 2023 and fiscal 2022.
Provision for income taxes

	Fiscal years ended January 31,
(in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$(483)	$(182)	$(301)	165%
Provision for income taxes increased by $0.3 million to $0.5 million for fiscal 2023, as compared to $0.2 million for fiscal 2022. Provision for income taxes relates primarily to change in Canadian net operating loss carryforwards and state income taxes.
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
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) tax payments that may represent a reduction in cash available to us; or (4) interest (income) expense, net; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2023	2022
Net loss	$(176,146)	$(118,161)
Interest (income) expense, net	(1,064)	1,084
Provision for income taxes	483	182
Depreciation and amortization	25,304	21,302
Stock-based compensation expense	58,775	36,234
Change in fair value of contingent consideration liabilities	—	258
Other expense, net	175	78
Adjusted EBITDA	$(92,473)	$(59,023)

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

The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(90,123)	$(74,710)
Less:
Capitalized internal-use software	(21,471)	(12,385)
Purchases of property and equipment	(4,732)	(18,420)
Free cash flow	$(116,326)	$(105,515)

Liquidity and capital resources
In April 2021, we completed a follow-on offering of our common stock. In connection with this offering, we issued and sold 5,175,000 shares of common stock at an issuance price of $50.00 per share resulting in net proceeds of $245,813, after deducting underwriting discounts and commissions.
As of January 31, 2023 and 2022, we had cash and cash equivalents of $176.7 million and $313.8 million, respectively. Cash and cash equivalents consist of money market funds and cash on deposit.
We believe that our existing cash and cash equivalents, along with cash generated in the normal course of business, will be sufficient to meet our needs for at least the next 12 months.
In addition, we also have potential borrowing capacity under our credit agreement subject to certain restrictive covenants. See Subsequent Event - Closure of SVB below and Note 17 - Subsequent Event within Item 8 - Financial Statements and Supplementary Data for additional information regarding our credit agreement with SVB.
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
Third SVB Facility
On March 28, 2022, we entered into the Third SVB Facility to increase the borrowing capacity from $50.0 million to $100.0 million. The Third SVB Facility also reduced the interest rate to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%, amended the annual commitment fees to approximately $0.3 million per year and amended the quarterly fee to 0.15% per annum of the average unused revolving line under the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. As of January 31, 2023, the interest rate on the Third SVB Facility was 7%. As of January 31, 2023, we had no outstanding balance on the Third SVB Facility and $100.0 million of available borrowings under the facility.
In the event that we terminate the Third SVB Facility prior to the Maturity Date and do not replace the facility with another SVB facility, we are required to pay a termination fee equal to $0.2 million plus a percent of total borrowing capacity, both of which would be reduced based on the amount of time elapsed before the termination.
Any of our obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of our assets, other than intellectual property. The Third SVB Facility includes financial covenants including, but not limited to requiring us to maintain a minimum Adjusted Quick Ratio and limiting the amount of cash and cash equivalents we hold outside SVB, each as defined in the Third SVB Facility. We were in compliance with all covenants related to the Third SVB Facility as of January 31, 2023.
Closure of SVB
On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 9, 2023, we transferred a substantial portion of our cash and cash equivalents from SVB to other financial institutions. We had total cash and cash equivalents of approximately $170 million as of March 10, 2023.
On March 12, 2023, a Joint Statement by the U.S. Treasury, Federal Reserve, and FDIC, and a statement by the Federal Reserve Board, was issued stating that actions were approved enabling the FDIC to complete its resolutions of SVB in a manner that fully protects all depositors. As a result of our actions to move a substantial portion of our cash to other financial institutions and the actions taken by the FDIC on March 12, 2023, we have determined that all of our cash and cash equivalents continue to be available for our use.
We are also party to the Third SVB Facility which contains certain restrictive covenants including a covenant that limits our ability to retain specified levels of cash in accounts outside of SVB. On March 10, 2023, in connection with the transfer of a substantial portion of our cash and cash equivalents from SVB to other financial institutions, we obtained consent from SVB to hold up to $165 million of cash in accounts outside SVB until May 15, 2023. The consent serves to permit us to borrow against the Third SVB Facility once the cash and cash equivalents retained outside of SVB are compliant with the covenant and so long as we remain in compliance with all other covenants under the Third SVB Facility. With the exception of this consent, the SVB developments and related FDIC actions noted above have not materially impacted our financial position or our operations.
We believe that our cash and cash equivalents along with cash generated in the normal course of business, are sufficient to fund our operations for at least the next 12 months.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Fiscal years ended January 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(90,123)	$(74,710)
Net cash used in investing activities	(26,203)	(65,228)
Net cash (used in) provided by financing activities	(20,803)	234,969
Net (decrease) increase in cash and cash equivalents	$(137,129)	$95,031
Operating activities
The primary sources of cash from operating activities are cash received from our customers and interest earned on our money market mutual funds. The primary uses of cash for operating activities are for payroll, payments to suppliers and employees, payments for operating leases, as well as cash paid for interest on our finance leases and other borrowings and cash paid for various sales, property and income taxes.

During the fiscal year ended January 31, 2023, net cash used in operating activities was $90.1 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.

During the fiscal year ended January 31, 2022, net cash used in operating activities was $74.7 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.

The change in net cash used in operating activities was driven primarily by higher employee compensation costs, primarily due to higher average employee headcount as well as an increase in compensation costs for existing employees, and higher outside services costs, partially offset by an increase in cash received from customers driven by higher revenues as well as higher interest income on money market mutual funds we held during the year ended January 31, 2023.

Investing activities
During the fiscal year ended January 31, 2023, net cash used in investing activities was $26.2 million, principally resulting from capital expenditures, the majority of which consisted of $21.5 million of cash paid for capitalized internal-use software, as well as $4.7 million of purchases of property and equipment, including hardware used by clients and data center equipment.
During the fiscal year ended January 31, 2022, net cash used in investing activities was $65.2 million, principally resulting from $34.4 million of net cash paid for the acquisition of Insignia, $18.4 million of purchases of property and equipment, principally driven by the purchase of data center equipment, as well as $12.4 million of cash paid for capitalized internal-use software.
Financing activities
During the fiscal year ended January 31, 2023, net cash used in financing activities was $20.8 million, primarily consisting of $19.4 million used for treasury stock to satisfy tax withholdings on stock compensation awards and $5.9 million used for principal payments on finance leases and financing arrangements, partially offset by $4.9 million in proceeds from our equity compensation plans.
During the fiscal year ended January 31, 2022, cash provided by financing activities was $235.0 million, primarily consisting of $245.8 million in proceeds from the April 2021 offering of our common stock, net of underwriters' discounts and commissions, and $6.9 million in proceeds from our equity compensation plans, partially offset by $9.0 million used for treasury stock to satisfy tax withholdings on stock compensation awards, $5.3 million used for principal payments on finance leases and financing arrangements and $3.3 million used for payments of acquisition-related liabilities.
Material Cash Requirements
Our material cash requirements relate to leases, financing arrangements, contractual purchase commitments and human capital. Refer to Note 4 - Composition of certain financial statement accounts in Part II - Item 8 of this Annual Report on Form 10-K for additional information on accrued payroll related liabilities. Refer to Note 6 - Finance leases and other debt, Note 10 - Leases and Note 11 - Commitments and contingencies in Part II - Item 8 of this Annual Report on Form 10-K for additional information on cash requirements for leases, financing arrangements and contractual purchase commitments.
See "Liquidity and Capital Resources - Silicon Valley Bank facility - Closure of SVB" above for information regarding the closure of SVB and its impact on our cash and cash equivalents, liquidity and sources of funds available for our material cash requirements.
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

Revenue recognition
We account for revenue from contracts with clients by applying the requirements of Topic 606, which includes the following steps:
•Identification of the contract, or contracts, with a client
•Identification of the performance obligations in a contract
•Determination of the transaction price

•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, performance obligations are satisfied
Revenues are recognized when control of these services is transferred to our clients, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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

The SSP is the price that we would sell a product separately to a customer. The best evidence of this is an observable price from stand-alone sales of that product to similarly situated customers. However, as we do not typically transfer our performance obligations on a standalone basis, but rather we transfer bundles of performance obligations, we use an adjusted market assessment approach to estimate the price a customer would be willing to pay for our performance obligations using historical price information as priced in previous bundled contracts.

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

We occasionally provide credits to customers representing adjustments to the transaction price. Known and estimable credits and adjustments represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We estimate the amount of variable consideration based on its expected probability-weighted value or its most likely amount. We include variable consideration in the transaction price to the extent it is probable there will not be a significant reversal of revenue when the uncertainty with respect to the variable consideration is resolved. We believe that there will not be significant changes to our estimates of variable consideration as of January 31, 2023.

Principal vs Agent Considerations
As part of our revenue recognition process, we evaluate whether we are the principal or agent for the performance obligations in our contracts with customers. When we determine that we are the principal for a performance obligation, we recognize revenue for that performance obligation on a gross basis. When we determine that we are an agent for a performance obligation, we recognize revenue for that performance obligation net of the related costs. In determining whether we are the principal or the agent, we evaluate whether we have control of the services before we transfer the services to the customer by considering whether we are primarily obligated for transferring the services to the customer, whether we have inventory risk for the services before the services are transferred to the customer, and whether we have latitude in establishing prices. We recognize payment processing fees collected from customers as revenue on a gross basis because, as the merchant of record, we control the services before delivery to the customer, we are primarily responsible for the delivery of the services to our customers, we have latitude in establishing pricing with respect to the customer and other terms of service, we have sole discretion in selecting the third-party to perform the settlement, and we assume the credit risk for the transaction processed. We also have the unilateral ability to accept or reject a transaction based on our established criteria.
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
We have accumulated U.S. federal and state net operating loss carryforwards of approximately $493.3 million, and $332.5 million as of January 31, 2023 and 2022, respectively. These carryforwards will begin to expire in 2025. As of January 31, 2023, our foreign branch had net operating loss carryforwards of approximately $0.7 million, which may be available to offset future income tax liabilities and will expire beginning in 2034.
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
Due to uncertainty regarding the ability to realize the benefit of U.S. deferred tax assets primarily relating to net operating loss carryforwards, we have established valuation allowances to reduce deferred the U.S. deferred tax assets to an amount that is more likely than not to be realized. On the basis of this evaluation, we have recorded valuation allowances of $143.1 million and $97.3 million as of January 31, 2023 and 2022.
Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change by value in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-change income may be limited. As of January 31, 2023, we have U.S. net operating loss carryforwards of approximately $493.3 million. We have completed a Section 382 study and, as a result of the analysis, it is more likely than not that we have experienced an "ownership change". We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, it is more likely than not that our ability to use our pre-ownership change net operating loss carryforwards to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability.
We review and evaluate tax positions in major jurisdictions and determine whether we record unrecognized tax benefits as reductions of deferred tax assets or as liabilities in accordance with ASC 740 and adjust these unrecognized tax benefits when our judgment changes as a result of the evaluation of new information not previously available. We recognize interest and penalties related to uncertain tax positions in income tax expense. There was no outstanding balance for unrecognized tax benefits as of January 31, 2023.
Stock-based compensation for market-based performance stock units ("PSUs")
We recognize the grant-date fair value of stock-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. We granted market-based PSUs during fiscal 2021, 2022 and 2023.

PSUs vest in between 0% and 220% of the number of PSUs originally granted based on our total stockholder return ("TSR"), relative to a peer group of companies on the Russell 3000 stock index. PSUs granted during fiscal 2023, 2022 and 2021 vest in a maximum of 220%, 200% and 200% of the number of PSUs originally granted, respectively. We estimate the fair value of the PSUs using a Monte Carlo Simulation model which projects TSR for Phreesia and each member of the peer group over a performance period of approximately three years. The most critical and judgmental assumptions used in the Monte Carlo Simulation to estimate the fair value of the PSUs are set forth below:

•Correlation coefficient: The correlation coefficient measures the correlation of our stock to the stock of the companies in the peer group. This coefficient is used to project the performance of our stock against our peers to estimate projected performance under the plan.
•Expected volatility: For PSUs granted during the year ended January 31, 2023, the expected volatility is based on the historical volatility of our stock price over a term commensurate with the simulation term assumption. For PSUs granted during the fiscal years ended January 31, 2022 and 2021, the expected volatility was based on historical volatilities of peer companies within our industry which were commensurate with the simulation term assumption.
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

Interest rate risk

As of January 31, 2023, our cash and cash equivalents consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

As of January 31, 2023, we had no debt outstanding under the Third SVB Facility. See Note 17 - Subsequent Event and Note 6 - Finance Leases and Other Debt within Item 8 - Financial Statements and Supplementary Data for additional information regarding the Third SVB Facility, the closure of SVB and its impact on the Third SVB Facility.

Although we had no debt outstanding under the Third SVB Facility as of January 31, 2023, changes in interest rates would affect interest expense if we borrow against the Third SVB Facility in the future. Additionally, changes in interest rates will impact the discount rate and resulting interest expense for any new finance leases.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Phreesia, Inc. and subsidiaries (the Company) as of January 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Identification of performance obligations for larger enterprise healthcare services contracts

As discussed in Note 5 to the consolidated financial statements, the Company executes contracts that may include various combinations of performance obligations related to software, hardware, and services comprised of customized solutions, on-site support and training, as well as different contract terms. When these contracts are executed or modified, the Company performs a detailed evaluation to identify the performance obligations in the contract. During the year ended January 31, 2023, the Company recognized $128,975 thousand of subscription and related services revenue, a portion of which related to larger enterprise healthcare services clients that may choose to contract differently than typical customers that use a per provider subscription model.

We identified the evaluation of the Company’s identification of performance obligations for larger enterprise healthcare services contracts that were entered into or modified during the year as a critical audit matter. Specifically, for contracts with larger enterprise healthcare services clients that were entered into or modified during the year, evaluating the Company’s determination of distinct performance obligations required challenging auditor judgment due to the varying nature of the underlying promises and the associated contract terms.

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

For larger enterprise healthcare services contracts that were entered into or modified during the year ended January 31, 2023, we (1) read the contracts to understand their terms and conditions and (2) evaluated the identification of performance obligations in each arrangement by considering the nature of the promises within the contract and whether they were distinct from other promised goods and services. For a sample of sales items, we compared the sales item to a performance obligation identified in the contract by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Pittsburgh, Pennsylvania
March 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Phreesia, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Phreesia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Pittsburgh, Pennsylvania
March 23, 2023

Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	January 31,
	2023	2022
Assets
Current:
Cash and cash equivalents	$176,683	$313,812
Settlement assets	22,599	19,590
Accounts receivable, net of allowance for doubtful accounts of $1,053 and $863 as of January 31, 2023 and 2022, respectively	51,394	40,262
Deferred contract acquisition costs	1,056	1,642
Prepaid expenses and other current assets	10,709	11,043
Total current assets	262,441	386,349
Property and equipment, net of accumulated depreciation and amortization of $59,847 and $53,321 as of January 31, 2023 and 2022, respectively	21,670	34,645
Capitalized internal-use software, net of accumulated amortization of $37,236 and $31,139 as of January 31, 2023 and 2022, respectively	35,150	17,643
Operating lease right-of-use assets	569	2,337
Deferred contract acquisition costs	1,754	2,437
Intangible assets, net of accumulated amortization of $2,549 and $1,178 as of January 31, 2023 and 2022, respectively	11,401	12,772
Deferred tax asset	81	515
Goodwill	33,736	33,621
Other assets	3,255	4,157
Total Assets	$370,057	$494,476
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$22,599	$19,590
Current portion of finance lease liabilities and other debt	5,172	5,821
Current portion of operating lease liabilities	934	1,281
Accounts payable	10,836	5,119
Accrued expenses	21,810	20,128
Deferred revenue	17,688	16,493
Total current liabilities	79,039	68,432
Long-term finance lease liabilities and other debt	2,725	7,423
Operating lease liabilities, non-current	349	1,276
Long-term deferred revenue	125	65
Total Liabilities	82,238	77,196
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value—500,000,000 shares authorized as of both January 31, 2023 and 2022; 54,187,172 and 52,095,964 shares issued as of January 31, 2023 and 2022, respectively	542	521
Additional paid-in capital	926,957	860,657
Accumulated deficit	(606,084)	(429,938)
Treasury stock, at cost, 971,236 and 301,003 shares as of January 31, 2023 and 2022, respectively	(33,596)	(13,960)
Total Stockholders’ Equity	287,819	417,280
Total Liabilities and Stockholders’ Equity	$370,057	$494,476
See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the fiscal years ended January 31,
	2023	2022	2021
Revenue:
Subscription and related services	$128,975	$95,514	$69,042
Payment processing fees	78,368	65,201	49,900
Network solutions	73,567	52,518	29,735
Total revenue	280,910	213,233	148,677
Expenses:
Cost of revenue (excluding depreciation and amortization)	58,944	42,669	23,461
Payment processing expense	50,323	38,719	28,925
Sales and marketing	151,263	106,421	42,972
Research and development	91,244	52,265	22,622
General and administrative	80,384	68,674	40,460
Depreciation	17,988	14,985	9,770
Amortization	7,316	6,317	6,138
Total expenses	457,462	330,050	174,348
Operating loss	(176,552)	(116,817)	(25,671)
Other (expense) income, net	(175)	(78)	1
Interest income (expense), net	1,064	(1,084)	(1,573)
Total other income (expense), net	889	(1,162)	(1,572)
Loss before provision for income taxes	(175,663)	(117,979)	(27,243)
Provision for income taxes	(483)	(182)	(49)
Net loss	(176,146)	(118,161)	(27,292)
Net loss per share attributable to common stockholders, basic and diluted	$(3.36)	$(2.37)	$(0.69)
Weighted-average common shares outstanding, basic and diluted	52,440,067	49,888,436	39,519,640

See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Stockholders’ equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balance, January 31, 2020	36,610,763	$366	$386,383	$(284,485)	$(399)	$101,865
Net loss	—	—	—	(27,292)	—	(27,292)
Stock-based compensation expense	—	—	13,489	—	—	13,489
Exercise of stock options and vesting of restricted stock units	2,459,782	25	5,275	—	—	5,300
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(4,566)	(4,566)
Issuance of common stock in follow-on public offering, net of issuance costs of $290	5,750,000	57	174,453	—	—	174,510
Cashless exercise of common stock warrants	60,338	1	(1)	—	—	—
Balance, January 31, 2021	44,880,883	$449	$579,599	$(311,777)	$(4,965)	$263,306
Net loss	—	—	—	(118,161)	—	(118,161)
Stock-based compensation expense	—	—	29,668	—	—	29,668
Exercise of stock options and vesting of restricted stock units	1,997,551	20	4,123	—	—	4,143
Issuance of common stock for employee stock purchase plan	42,530	—	1,506	—	—	1,506
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(8,995)	(8,995)
Issuance of common stock in follow-on public offering, net	5,175,000	52	245,761	—	—	245,813
Balance, January 31, 2022	52,095,964	$521	$860,657	$(429,938)	$(13,960)	$417,280
Net loss	—	—	—	(176,146)	—	(176,146)
Stock-based compensation expense	—	—	52,506	—	—	52,506
Exercise of stock options and vesting of restricted stock units	1,626,123	16	1,515	—	—	1,531
Issuance of common stock for employee stock purchase plan	162,154	2	3,470	—	—	3,472
Issuance of stock for share-settled bonus awards	302,931	3	8,809	—	—	8,812
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(19,636)	(19,636)
Balance, January 31, 2023	54,187,172	$542	$926,957	$(606,084)	$(33,596)	$287,819
See notes to consolidated financial statements

Phreesia, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended January 31,
	2023	2022	2021
Operating activities:
Net loss	$(176,146)	$(118,161)	$(27,292)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	25,304	21,302	15,908
Non-cash stock-based compensation expense	58,775	36,144	13,489
Amortization of deferred financing costs and debt discount	310	288	389
Cost of Phreesia hardware purchased by customers	1,598	672	762
Deferred contract acquisition costs amortization	1,696	2,211	2,025
Non-cash operating lease expense	1,768	1,004	1,766
Change in fair value of contingent consideration liabilities	—	258	—
Deferred tax asset	434	143	(65)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,132)	(10,216)	(6,619)
Prepaid expenses and other assets	250	(7,192)	(1,600)
Deferred contract acquisition costs	(427)	(3,349)	(1,652)
Accounts payable	4,774	2,881	(3,821)
Accrued expenses and other liabilities	2,720	(2,983)	6,004
Lease liability	(1,302)	(1,060)	(1,786)
Deferred revenue	1,255	3,348	5,382
Net cash (used in) provided by operating activities	(90,123)	(74,710)	2,890
Investing activities:
Acquisitions, net of cash acquired	—	(34,423)	(6,510)
Capitalized internal-use software	(21,471)	(12,385)	(7,334)
Purchases of property and equipment	(4,732)	(18,420)	(11,241)
Net cash used in investing activities	(26,203)	(65,228)	(25,085)
Financing activities:
Proceeds from issuance of common stock in equity offerings, net of underwriters' discounts and commissions	—	245,813	174,800
Proceeds from issuance of common stock upon exercise of stock options	1,603	4,889	4,385
Treasury stock to satisfy tax withholdings on stock compensation awards	(19,383)	(8,995)	(4,965)
Payment of offering costs	—	—	(290)
Proceeds from employee stock purchase plan	3,321	1,979	—
Insurance financing agreement	—	—	2,009
Finance lease payments	(5,731)	(4,267)	(2,630)
Principal payments on financing agreements	(216)	(1,039)	(1,691)
Debt issuance costs and facility fees	(397)	(125)	(294)
Financing payments of acquisition-related liabilities	—	(3,286)	—
Payments of revolving line of credit	—	—	(20,663)
Net cash (used in) provided by financing activities	(20,803)	234,969	150,661
Net (decrease) increase in cash and cash equivalents	(137,129)	95,031	128,466
Cash and cash equivalents—beginning of year	313,812	218,781	90,315
Cash and cash equivalents—end of year	$176,683	$313,812	$218,781

Supplemental information of non-cash investing and financing activities:
Right-of-use assets recorded in exchange for operating lease liabilities	$—	$81	$4,359
Property and equipment acquisitions through finance leases	$526	$7,394	$8,885
Capitalized software acquired through vendor financing	$—	$—	$174
Purchase of property and equipment and capitalized software included in accounts payable and accrued liabilities	$2,345	$1,124	$3,359
Cashless transfer of term loan and related accrued fees into increase in debt balance	$—	$—	$20,257
Cashless transfer of lender fees through increase in debt balance	$—	$—	$406
Receivables for cash in-transit on stock option exercises	$97	$169	$915
Cashless exercise of common stock warrants	$—	$—	$3,060
Capitalized stock based compensation	$1,372	$489	$—
Issuance of stock to settle liabilities for stock-based compensation	$12,284	$—	$—
Cash paid for:
Interest	$763	$802	$1,465
Income taxes	$39	$49	$64
See notes to consolidated financial statements

Phreesia, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
1. Background and liquidity
(a) Background
Phreesia, Inc. (the "Company") is a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations by activating patients in their care to optimize patient health outcomes. Through the SaaS-based technology platform (the "Phreesia Platform" or "Platform"), the Company offers healthcare services clients a robust suite of integrated solutions that manage patient access, registration and payments. The Company’s Platform also provides life sciences companies, health plans and other payer organizations (payers), patient advocacy, public interest and other not-for-profit organizations with a channel for direct communication with patients. In connection with the patient intake and registration process, Phreesia offers its healthcare services clients the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription. The Company was formed in May 2005.
During the fiscal year ended January 31, 2023, the Company ceased using its Raleigh, North Carolina office as its principal executive offices.
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
On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 9, 2023, the Company transferred a substantial portion of its cash and cash equivalents from SVB to other financial institutions. The Company had total cash and cash equivalents of approximately $170 million as of March 10, 2023.
On March 12, 2023, a Joint Statement by the U.S. Treasury, Federal Reserve, and FDIC, and a statement by the Federal Reserve Board, was issued stating that actions were approved enabling the FDIC to complete its resolutions of SVB in a manner that fully protects all depositors. As a result of actions taken by the Company to move a substantial portion of its cash to other financial institutions and the actions taken by the FDIC on March 12, 2023, the Company has determined that all of its cash and cash equivalents continue to be available for use by the Company.
The Company is also party to the Second Amended and Restated Loan and Security Agreement with SVB, as amended by the First Loan Modification Agreement (the “Third SVB Facility”), which contains certain restrictive covenants including a covenant that limits the Company's ability to retain specified levels of cash in accounts outside of SVB. On March 10, 2023, in connection with the transfer of a substantial portion of the Company’s cash and cash equivalents from SVB to other financial institutions, the Company obtained consent from SVB to hold up to $165 million of cash in accounts outside SVB until May 15, 2023. The consent serves to permit the Company to borrow against the Third SVB Facility once the cash and cash equivalents retained outside of SVB are compliant with the covenant and so long as the company remains in compliance with all other covenants under the Third SVB Facility. With the exception of this consent, the SVB developments and related FDIC actions noted above have not materially impacted the Company's financial position or its operations. See Note 6 - Finance Leases and Other Debt and Note 17 - Subsequent Event for the impact of SVB's closure on the Company's cash and cash equivalents, liquidity and sources of financing.
Management believes that the Company’s cash and cash equivalents at January 31, 2023, along with cash generated in the normal course of business, are sufficient to fund its operations for at least the next 12 months.
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
(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2023, 2022 and 2021 refer to the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
(c) Network solutions revenue
During the year ended January 31, 2023, the Company relabeled its Life sciences category of revenue presented on its Consolidated Statements of Operations to Network solutions revenue. The Company's Network solutions revenue includes fees from life sciences and payer clients for delivering direct communications to help activate, engage and educate patients about topics critical to their health using the Phreesia Platform. Prior to the year ended January 31, 2023, the Company's Network solutions revenue was generated by its life sciences clients. There have been no changes to previously reported revenues.
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
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the years ended January 31, 2023 and January 31, 2022. As of both January 31, 2023 and January 31, 2022, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.
See Note 17 - Subsequent Event for the impact of SVB's closure on the Company's cash and cash equivalents, liquidity and sources of financing.
(d) Risks and uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws and government regulations. Additionally, the Company is subject to other risks associated with the markets in which it operates including reliance on third-party vendors, partners, and service providers. Certain of the Company's service providers, including certain third-party software developers, are located in international locations subject to warfare and/or political and economic instability, such as Russia, Ukraine and India. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of the Company's business and the Company's customer’s facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, political and economic instability, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of our productions and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of the Company's operations, adversely impacting the Company’s operating results and the Company's ability to meet the Company's obligations and commitments. See Note 6 - Finance leases and other debt and Note 11 - Commitments and Contingencies, for a summary of our contractual commitments as of January 31, 2023. See Note 17 - Subsequent Event for the impact of SVB's closure on the Company's cash and cash equivalents, liquidity and sources of financing.
(e) Cost of revenue (excluding depreciation and amortization)
Cost of revenue (excluding depreciation and amortization) primarily consists of personnel expenses for implementation and technical support, costs to verify insurance eligibility and benefits, infrastructure costs for operation of our SaaS-based Phreesia Platform such as hosting fees and certain fees paid to various third-party providers for the use of their technology. Personnel expenses consist of salaries, benefits, bonuses and stock-based compensation.
(f) Payment processing expense
Payment processing expense consists primarily of interchange fees set by payment card networks that are ultimately paid to the card-issuing financial institution, and assessment fees paid to payment card networks that are ultimately paid to third-party payment processors and gateways.
(g) Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including salaries, benefits, bonuses, stock-based compensation and commission costs for our sales and marketing personnel. Sales and marketing expense also include costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party partners for sales lead generation. Advertising is expensed as incurred. Advertising expense was $2,634, $4,007 and $558 for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
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

(l) Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company's money market accounts meet the definition of cash equivalents.
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
(o) Accounts receivable
Accounts receivable represent trade receivables, net of allowances for doubtful accounts. The Company estimates the allowance for doubtful accounts as its current estimate of expected credit loss over the life of the instrument. The Company determines the allowance based on historical trends of accounts receivable balances that have been written off and specific account analysis of at-risk customers, the length of time accounts are past due, a customer's current ability to pay its obligations to the Company, the condition of the industry as a whole, as well as expected future changes in credit losses. Accounts receivable are written off at the point that internal collections efforts have been exhausted. As of January 31, 2023 and 2022, the Company has reserved $1,053 and $863, respectively, for the allowance for doubtful accounts.
Account receivable also includes unbilled accounts receivable (see Contract Balances in Note 5).
(p) Property and equipment
Property and equipment, including PhreesiaPads and Arrivals Kiosks, are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of the Company’s property and equipment have been estimated to be between three and seven years. Maintenance and repair costs are charged to operations as incurred while expenditures for major improvements are capitalized.
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

For liability-classified performance based stock bonus awards, at the beginning of the year, the Company offers eligible employees the option to elect to receive their year-end performance bonus in stock. Bonuses settled in stock are accounted for as stock-based compensation awards vesting based on a performance condition and are classified as liabilities because they represent a liability settled in a variable number of shares.
See Note 8 - Equity-Based Compensation, for additional information on stock-based compensation.
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
(y) Equity offering costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering, to the extent there are sufficient proceeds. Should the equity financing no longer be considered probable of being consummated, all deferred offering costs would be charged to operating expenses in the consolidated statement of operations.
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
(aa) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the year ended January 31, 2023, the Company did not adopt any accounting pronouncements.
Recent accounting pronouncements not yet adopted
There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.

4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses at January 31, 2023 and 2022 are as follows:

	January 31,
	2023	2022
Payroll-related expenses and taxes	$10,345	$10,780
Payment processing fees liability	4,796	3,502
Acquisition-related liabilities	96	96
Tax liabilities	1,491	2,093
Information technology services	2,249	1,266
Other	2,833	2,391
Total	$21,810	$20,128
(b) Property and equipment
Property and equipment at January 31, 2023 and 2022 are as follows:

	Useful life (years)	January 31,
		2023	2022
PhreesiaPads and Arrivals Kiosks	3	$17,932	$26,387
Computer equipment	3	54,485	53,957
Computer software	3 to 5	8,571	5,311
Hardware development	3	529	1,024
Furniture and fixtures	7	—	539
Leasehold improvements	2	—	748
Total property and equipment		$81,517	$87,966
Less accumulated depreciation		(59,847)	(53,321)
Property and equipment — net		$21,670	$34,645
Depreciation expense related to property and equipment amounted to $17,988, $14,985 and $9,770 for the fiscal years ended January 31, 2023, 2022 and 2021, respectively.
Assets acquired under finance leases included in computer equipment were $27,813 and $27,310 at January 31, 2023 and 2022, respectively. Accumulated amortization of assets under finance leases was $20,657 and $15,025 at January 31, 2023 and 2022, respectively.

(c) Capitalized internal-use software
For the fiscal years ended January 31, 2023, 2022 and 2021, the Company capitalized $23,604, $12,830 and $7,663 of costs related to the Phreesia Platform, respectively.
During the fiscal years ended January 31, 2023, 2022 and 2021 amortization expense related to capitalized internal-use software was $5,945, $5,664 and $5,884, respectively.
(d) Intangible assets and goodwill
The following presents the details of intangible assets as of January 31, 2023 and January 31, 2022.

	Useful Life	January 31,
	(years)	2023	2022
Acquired technology	5	$1,410	$1,410
Customer relationship	7 to 10	6,340	6,340
License	15	6,200	6,200
Total intangible assets, gross carrying value		$13,950	$13,950
Less accumulated amortization		(2,549)	(1,178)
Net carrying value		$11,401	$12,772
The remaining useful life for acquired technology in years is 2.7 and 3.5 as of January 31, 2023 and 2022, respectively. The remaining useful life for customer relationships in years is 8.3 and 9.2 as of January 31, 2023 and 2022, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years is 13.8 and 14.8 as of January 31, 2023 and 2022, respectively. The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method. The amortization of intangible assets is not deductible for income tax purposes.
Amortization expense associated with intangible assets for the fiscal years ended January 31, 2023, 2022 and 2021 was $1,371, $653 and $254, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of January 31, 2023:

January 31, 2023
2024	$1,358
2025	1,273
2026	1,242
2027	949
Thereafter	6,579
Total	$11,401
The following table presents a roll-forward of goodwill for the years ended January 31, 2022 and 2023:

Balance at January 31, 2021	$8,307
Goodwill acquired during the year ended January 31, 2022	25,314
Balance at January 31, 2022	33,621
Measurement period adjustments to goodwill during the year ended January 31, 2023	115
Balance at January 31, 2023	$33,736
The Company did not record any impairments of goodwill during the years ended January 31, 2023, 2022 or 2021. Additions to goodwill during the year ended January 31, 2022 are net of a $96 measurement period adjustment for the QueueDr acquisition. Additions to goodwill during the year ended January 31, 2023 represent measurement period adjustments for the Insignia acquisition. Substantially all of the Company's goodwill is amortizable for tax purposes.

(e) Accounts receivable
Accounts Receivable as of January 31, 2023 and 2022 are as follows:

	January 31,
	2023	2022
Billed	$51,458	$40,733
Unbilled	989	392
Total accounts receivable, gross	52,447	41,125
Less accounts receivable allowances	(1,053)	(863)
Total accounts receivable	$51,394	$40,262

Activity in our allowance for doubtful accounts was as follows for the years ended January 31, 2023 and 2022:

Balance, January 31, 2021	$699
Bad debt expense	212
Write-offs and adjustments	(48)
Balance, January 31, 2022	863
Bad debt expense	587
Write-offs and adjustments	(397)
Balance, January 31, 2023	$1,053

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

(f) Prepaid and other current assets
Prepaid and other current assets as of January 31, 2023 and 2022 are as follows:

	January 31,
	2023	2022
Prepaid software and business systems	$3,426	$3,738
Prepaid data center expenses	2,389	3,230
Prepaid insurance	1,552	1,924
Other prepaid expenses and other current assets	3,342	2,151
Total prepaid and other current assets	$10,709	$11,043

(g) Cloud computing implementation costs

The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within Prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532 as of January 31, 2023. Accumulated amortization of capitalized implementation costs for these arrangements was $610 as of January 31, 2023.

(h) Other (expense) income, net

Other (expense) income, net for the year ended January 31, 2023 and 2022 was expense of $175 and $78, respectively, driven by foreign exchange losses, partially offset by other miscellaneous income.

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
The majority of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately when they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions, historical pricing information as priced in previous bundled contracts, as well as other factors such as product, customer type and geographic area. We typically establish a range of SSPs for each of our performance obligations. We use the residual method to the estimate the SSP for certain performance obligations with highly variable pricing.
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
The amount of subscription and related services revenues recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $10,197, $6,489 and $6,312 for the years ended January 31, 2023, 2022 and 2021, respectively.
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

The Company recognizes the payment processing fees when the transaction occurs (i.e., when the processing services are completed). The transaction amount is collected from the cardholder’s bank via the Company’s third-party payment processing partner and the card networks. The transaction amount is then remitted to its customers approximately two business days after the transaction occurs. At the end of each month, the Company bills its customers for any payment processing fees owed per its customer contractual agreements. Similarly, at the end of each month, the Company remits payments to third-party payment processors and financial institutions for interchange and assessment fees, processing fees, and bank settlement fees.
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
The payment processing fees collected from customers are recognized as revenue on a gross basis as the Company is the principal in the delivery of the managed payment solutions to the customer. The Company has concluded it is the principal because as the merchant of record, it controls the services before delivery to the customer, it is primarily responsible for the delivery of the services to its customers, it has latitude in establishing pricing with respect to the customer and other terms of service, it has sole discretion in selecting the third-party to perform the settlement, and it assumes the credit risk for the transaction processed. The Company also has the unilateral ability to accept or reject a transaction based on criteria established by the Company.
As the merchant of record, the Company is liable for settlement of the transactions processed and, accordingly, such costs are included in payment processing fees expense on the accompanying statements of operations.
(c) Network solutions
The Company's Network solutions revenue includes fees from life sciences companies and payers for direct communications to activate, engage and educate patients about topics critical to their health using the Phreesia platform.
The Company generates revenue from sales of digital marketing solutions to life sciences companies which is based largely on the delivery of messages at a contracted price per message to patients. Messaging campaigns are sold for a specified number of messages delivered to qualified patients over an expected time frame. Revenue is recognized as the messages are delivered.
The Company generates revenue from sales of qualified leads to health plans and other payer organizations which is based largely on the delivery of qualified leads to health plans and other payer organizations at a contracted price per lead. The Company identifies the qualified leads based on direct communications delivered to patients. Revenue for leads is recognized based on our estimate of leads accepted by health plans and other payer organizations.
(d) Disaggregation of revenue
Revenue from the Company’s contracts with its customers are disaggregated by service offering on the accompanying statements of operations. The Company’s core service offerings are subscription and related services, payment processing fees, digital marketing solutions sold to life sciences companies and qualified leads sold to health plans and other payer organizations. In addition, substantially all of the Company’s revenue is derived from customers in the United States.
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
The following table represents a roll-forward of contract assets:

	January 31,
	2023	2022
Beginning Balance	$392	$1,287
Amount transferred to receivables from beginning balance of contract assets	(392)	(1,287)
Increases in contract assets due to acquisitions	—	243
Contract asset additions, net of reclassification to receivables	989	149
Ending Balance	$989	$392
The following table represents a roll-forward of deferred revenue:

	January 31,
	2023	2022
Beginning Balance	$16,558	$10,838
Revenue recognized that was included in deferred revenue at the beginning of the period	(16,005)	(10,838)
Increases in deferred revenue due to acquisitions	—	2,372
Other current year activity in deferred revenue	17,260	14,186
Ending Balance	$17,813	$16,558
(g) Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $1,696 and $2,211 for the years ended January 31, 2023 and 2022, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
The following table represents a roll-forward of deferred contract acquisition costs:

	January 31,
	2023	2022
Beginning balance	$4,079	$2,941
Additions to deferred contract acquisition costs	427	3,349
Amortization of deferred contract acquisition costs	(1,696)	(2,211)
Ending balance	$2,810	$4,079

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$1,056	$1,642
Deferred contract acquisition costs, non-current	1,754	2,437
Total deferred contract acquisition costs	$2,810	$4,079

6. Finance leases and other debt
As of January 31, 2023 and 2022, the Company had the following outstanding finance lease liabilities and other debt:

	January 31,
	2023	2022
Finance leases	$7,651	$12,884
Financing arrangements	46	266
Accrued interest and payments	200	94
Total finance lease liabilities and other debt	$7,897	$13,244
Less - current portion of finance lease liabilities and other debt	(5,172)	(5,821)
Long-term finance leases and other debt	$2,725	$7,423
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

On May 5, 2020 (the "Second SVB Effective Date"), the Company entered into the Second SVB Facility. The Second SVB Facility modified the First SVB Facility. The Second SVB Facility provided for a revolving credit facility with an initial borrowing capacity of $50,000. The borrowing capacity could be increased to $65,000 at the sole discretion of Silicon Valley Bank. Upon entering into the Second SVB Facility, the Company borrowed $20,663 against the revolving credit facility and used the proceeds to repay all amounts due under the First SVB Facility term loan. The Company repaid the balance on the Second SVB Facility during the fiscal year ended January 31, 2021.

On March 28, 2022 (the "Third SVB Effective Date"), the Company entered into a First Loan Modification Agreement to the Second SVB Facility (as amended, the "Third SVB Facility") to increase the borrowing capacity from $50,000 to $100,000 and to reduce the interest rate on the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. Borrowings under the Third SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%. As of January 31, 2023, the interest rate on the Third SVB Facility was 7%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of approximately $250 per year and a quarterly fee of 0.15% per annum of the average unused revolving line under the facility. The Company had $100,000 of availability under the facility as of January 31, 2023.

In the event that the Company terminates the Third SVB Facility prior to May 5, 2024, the Company will be required to pay a termination fee of up to 1.5% of borrowing capacity based on the length of time between termination and maturity. Any Company obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Third SVB Facility includes a financial covenant that requires the Company to maintain a minimum Adjusted Quick Ratio as defined in the Third SVB Facility. The Third SVB Facility also includes a financial covenant that requires the Company to achieve certain profitability and liquidity thresholds. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. Additionally, the Third SVB facility contains a covenant limiting the amount of cash and cash equivalents the Company can hold outside SVB. The Third SVB Facility also contains customary events of default. The Company was in compliance with all covenants related to the Third SVB Facility as of January 31, 2023.

As of January 31, 2023 and 2022, there was no debt outstanding related to the Third SVB Facility and the Second SVB Facility, respectively. As a result, the Company presented all unamortized deferred costs within other assets as of January 31, 2023 and 2022, respectively. The Company is amortizing the remaining unamortized costs over the remaining term of the Third SVB Facility.

Maturities of finance leases and other debt in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
Fiscal year ending January 31:
2024	$5,172	$4,926	$246
2025	2,518	2,518	—
2026	207	207	—
Total maturities of finance leases and other debt	$7,897	$7,651	$246
The following table presents the components of interest income (expense), net:

	Fiscal years ended January 31,
	2023	2022	2021
Interest expense (1)	$(1,411)	$(1,163)	$(1,695)
Interest income	2,475	79	122
Interest income (expense), net	$1,064	$(1,084)	$(1,573)
(1) Includes amortization of deferred financing costs and original issue discount
7. Stockholders' Equity
(a) Common stock
The Company closed an IPO on July 22, 2019 and filed an Amended and Restated Certificate of Incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.
On April 12, 2021, the Company completed a follow-on offering of its common stock. In connection with this offering, the Company issued and sold 5,175,000 shares of common stock at an issuance price of $50.00 per share.
(b) Treasury stock
The Company's equity-based compensation plan allows for the grant of non-vested stock options, RSUs and TSR PSUs to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Under the provision of the plans, for RSU and PSU awards, unless otherwise elected, participants fulfill their related income tax withholding obligation by having shares withheld at the time of vesting. On the date of vesting of the RSU or PSU, the Company divides the participant's estimated income tax obligation in dollars by the closing price of its common stock and withholds the resulting number of vested shares. The shares withheld are then transferred to the Company's treasury stock at cost.
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the years ended January 31, 2023, 2022 and 2021 were made pursuant to the 2019 plan, respectively.
In June 2019, the Board of Directors also adopted the ESPP, which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved under the ESPP was limited to 855,873 shares.
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
As of January 31, 2023, there are 3,408,720 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 576,304 shares available for future grant pursuant to the ESPP. During fiscal 2022, the Company activated its ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions.
(b) Summary of stock-based compensation

The following table sets forth stock-based compensation by type of award:

	For the fiscal years ended January 31,
	2023	2022	2021
RSUs	$42,214	$24,222	$10,693
Liability awards	7,641	7,055	—
PSUs	7,282	2,389	93
Stock options	1,489	2,294	2,703
ESPP	1,521	763	—
Total stock-based compensation	$60,147	$36,723	$13,489

The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	For the fiscal years ended January 31,
	2023	2022	2021
Stock-based compensation expense recorded to additional paid-in capital(1)	$52,506	$29,668	$13,489
Stock-based compensation expense recorded to accrued expenses	7,641	7,055	—
Total stock-based compensation	60,147	36,723	13,489
Less stock-based compensation expense capitalized as internal-use software	(1,372)	(489)	—
Stock-based compensation expense per consolidated statements of operations(2)	$58,775	$36,234	$13,489

(1) Stock-based compensation included in the Company's consolidated statements of stockholders' equity is consistent with these amounts.
(2) Non-cash stock-based compensation expense included in the Company's consolidated statement of cash flows for the fiscal year ended January 31, 2022 was $36,144, and excluded $90 of cash-settled stock-based compensation expense included in the Company's statements of operations.

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

During the year ended January 31, 2022, the Company modified the vesting of RSUs granted subsequent to January 1, 2021 for employees other than its named executive officers listed in its 2022 proxy statement ("2022 NEOs") and other members of its executive management team. Pursuant to the modified vesting schedule, RSUs granted after January 1, 2021 for employees other than 2022 NEOs and other members of its executive management team, vest 6.25% each quarter over four years based on continued service. For 2022 NEOs and other members of the Company's executive management team, RSUs granted from January 1, 2022 through December 31, 2022 vest 6.25% each quarter over four years based on continued service. Beginning January 2023, all RSUs granted vest 25% each year over four years based on continued service.

Additionally, the Company provides certain employees the option to settle their incentive bonus in immediately vested RSUs. RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share-settled bonus awards.

Restricted stock units
Unvested, January 31, 2020	1,447,418
Granted during year	972,271
Vested	(242,049)
Forfeited and expired	(124,602)
Unvested, January 31, 2021	2,053,038
Granted during year	1,836,534
Vested	(559,767)
Forfeited and expired	(195,966)
Unvested, January 31, 2022	3,133,839
Granted during year	2,907,838
Vested	(1,626,679)
Forfeited and expired	(497,245)
Unvested, January 31, 2023	3,917,753

As of January 31, 2023, there is $112,482 remaining of total unrecognized compensation costs related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.8 years.
For the years ended January 31, 2023, 2022 and 2021, the weighted average grant date fair value of restricted stock units granted was $26.79, $46.60 and $32.78 respectively.
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

Stock option activity for the fiscal years ended January 31, 2023, 2022 and 2021 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding—January 31, 2020	5,516,452	$3.80
Granted during the year	—	$—
Exercised	(2,216,368)	$2.39
Forfeited	(88,730)	$7.45
Outstanding and expected to vest — January 31, 2021	3,211,354	$4.67	5.99	$194,676
Outstanding—January 31, 2021	3,211,354	$4.67
Granted during the year	—	$—
Exercised	(1,439,186)	$2.88
Forfeited and expired	(67,018)	$9.02
Outstanding and expected to vest — January 31, 2022	1,705,150	$6.01	5.94	$42,938
Outstanding—January 31, 2022	1,705,150	$6.01
Granted during the year	—	$—
Exercised	(311,743)	$4.92
Forfeited and expired	(8,214)	$4.68
Outstanding and expected to vest — January 31, 2023	1,385,193	$6.26	5.06	$43,341
Exercisable — January 31, 2023	1,362,903	$6.12	5.03	$42,750
Amount vested during year ended January 31, 2023	258,735	$8.27

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the years ended January 31, 2023, 2022 and 2021 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $6,970, $73,624 and $33,575, respectively.
As of January 31, 2023, there is $45 of total unrecognized compensation cost related to stock options issued to employees that is expected to be recognized over a weighted-average term of 0.33 years.
For the year ended January 31, 2023, stock-based compensation expense for stock options includes $322 related to the modification of stock options.
(e) TSR performance-based restricted stock units (PSUs)

The Company grants PSUs to certain members of its management team. PSUs vest over approximately three years from the grant date upon satisfaction of both time-based requirements and market targets based on Phreesia's TSR relative to the TSR of each member of the Peer Group. Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 220% of the number of PSUs originally granted. PSUs granted during the years ended January 31, 2023, 2022 and 2021 vest in a maximum of 220%, 200% and 200% of the number of PSUs originally granted, respectively. To earn the target number of PSUs (which represents 100% of the number of PSUs granted), the Company must perform at the 60th percentile, with the maximum number of PSUs earned if the Company performed at least at the 90th percentile. If Phreesia's TSR for the performance period is negative, the maximum number of PSUs that can be earned will be capped at 100%.

The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model which projected TSR for Phreesia and each member of the Peer Group over the performance period. The Company recognizes the grant date fair value of PSUs as compensation expense over the vesting period.

The fair value of the PSUs granted during the fiscal years ended January 31, 2023, 2022 and 2021, respectively, was estimated using the following assumptions:

	Fiscal years ended January 31,
	2023	2022	2021
Correlation coefficient	0.4957	0.3878	0.4230
Valuation date stock price	$35.41	$36.03	$62.96
Simulation term	3.00 Years	2.99 Years	3.00 Years
Volatility	64.98%	44.32%	43.71%
Risk-free rate	3.84%	1.23%	0.20%
Dividend yield	—%	—%	—%
Weighted average fair value of grants	$56.52	$48.47	$84.38

Market based PSU activity for the years ended January 31, 2023, 2022 and 2021 are as follows:

Performance stock units
Outstanding February 1, 2020	—
Granted during the year ended January 31, 2021	70,806
Outstanding, February 1, 2021	70,806
Granted during the year ended January 31, 2022	325,410
Vested	—
Forfeited and expired	—
Outstanding, February 1, 2022	396,216
Granted during the year ended January 31, 2023	255,572
Vested	—
Forfeited and expired	(3,555)
Outstanding, January 31, 2023	648,233
As of January 31, 2023, unrecognized compensation cost for the PSUs was $26,128, to be recognized over a weighted average remaining vesting period of 2.4 years, subject to the participants' continued employment with the Company.

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

The fair value of shares granted under the ESPP during the year ended January 31, 2023 was estimated using a Black-Scholes pricing model with the following assumptions:

	Year ended January 31, 2023	Year ended January 31, 2022
Risk-free interest rate	3.68%	0.17%
Expected dividends	none	none
Expected term (in years)	0.47 years	0.49 years
Volatility	74.8%	55.7%

During the fiscal years ended January 31, 2023 and 2022, the Company issued 162,154 and 42,530 shares of common stock, respectively, for the ESPP. In connection with these issuances, during the years ended January 31, 2023 and 2022, the Company recorded increases of $3,470 and $1,506, respectively, to additional paid-in capital within stockholders' equity. As of January 31, 2023, unrecognized compensation cost related to the ESPP was $605, to be recognized over the next five months.

(g) Liability awards
The Company's amended fiscal 2022 incentive bonus and the Company's fiscal 2023 incentive bonus allow eligible employees to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the bonuses converted. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities, within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. During the year-ended January 31, 2023, the Company settled $8,812 of share-settled bonus awards by issuing 302,931 immediately vested RSUs. See (c) Restricted Stock Units above for additional discussion regarding RSUs.
9. Fair Value Measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of January 31, 2023 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2023

Money market mutual funds	$163,563	$—	$—	$163,563
Total assets	$163,563	$—	$—	$163,563

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

The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of January 31, 2023, the carrying value of the Company's debt approximated fair value because the interest rates approximated market rates and the debt maturities were relatively short-term.

The Company did not have any transfers of assets and liabilities between levels of the fair value measurements hierarchy during both the years ended January 31, 2023 and 2022.

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
During the year ended January 31, 2023, the Company ceased using its office premises in Ottawa, Canada and Raleigh, North Carolina. Additionally, during the year ended January 31, 2023, the Company decided to cease using its office premise in Portland, Oregon by April 2023. In connection with these decisions, the Company shortened the useful lives of the related right of use assets to end on the cease use date for each lease. The financial impact of the change in useful lives of the related right of use assets was not significant.
Supplemental balance sheet information related to operating and finance leases as of January 31, 2023 and 2022 was as follows:

	January 31,
	2023	2022
Operating leases:
Lease right-of-use assets	$569	$2,337
Lease liabilities, current	934	1,281
Lease liabilities, non-current	349	1,276
Total operating lease liabilities	$1,283	$2,557

Finance leases:
Property and equipment, at cost	$27,813	$27,310
Accumulated depreciation	(20,657)	(15,025)
Property and equipment, net	$7,156	$12,285
Lease liabilities, current (included in Current portion of finance lease liabilities and other debt)	4,926	5,600
Lease liabilities, non-current (included in Long-term finance lease liabilities and other debt)	2,725	7,284
Total finance lease liabilities	$7,651	$12,884

For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments lease assets and liabilities using its incremental borrowing rate given that the implicit rate to each lease is not readily determinable.
As of January 31, 2023, for operating leases, the weighted-average remaining lease term is 1.6 years and the weighted-average discount rate is 3.5%. As of January 31, 2023, for finance leases, the weighted-average remaining lease term is 1.6 years and the weighted-average discount rate is 3.6%.

The components of lease expense for the years ended January 31, 2023, 2022 and 2021 were as follows:

	Fiscal years ended January 31,
	2023	2022	2021
Operating leases:
Operating lease cost	$1,835	$1,096	$1,766
Variable lease cost	62	223	257
Total operating lease cost	$1,897	$1,319	$2,023
Finance leases:
Amortization of right-of-use assets	$5,632	$4,636	$2,876
Interest on lease liabilities	368	378	326
Total finance lease cost	$6,000	$5,014	$3,202

The following represents a schedule of maturing lease commitments for operating and finance leases as of January 31, 2023:

	January 31, 2023
	Operating	Finance
Maturity of lease liabilities
Fiscal year ending January 31,
2024	$958	$5,102
2025	225	2,566
2026	86	209
2027	42	—
Thereafter	7	—
Total future minimum lease payments	$1,318	$7,877
Less: interest	(35)	(226)
Present value of lease liabilities	$1,283	$7,651

As of January 31, 2023, the Company has signed a finance lease for computer equipment which does not commence until April 2023. Total undiscounted payments through the fiscal year ended January 31, 2027 related to the lease are $8,058 and are excluded from the table above but are included in our other contractual commitments. See Note 11 - Commitments and contingencies for additional information regarding other contractual commitments.

Other supplemental cash flow information for the years ended January 31, 2023, 2022 and 2021 was as follows:

	Fiscal years ended January 31,
	2023	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,347	$1,206	$1,629
Operating cash used for finance leases	396	377	326
Financing cash used for finance leases	5,731	4,267	2,630
Total	$7,474	$5,850	$4,585
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
During the years ended January 31, 2023, 2022 and 2021, the Company recognized $10,197, $6,489 and $6,312, respectively in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of January 31, 2023 and 2022, except for those with terms of one year or less.
11. Commitments and contingencies
(a) Indemnifications
The Company’s agreements with certain customers include certain provisions for indemnifying customers against liabilities if its services infringe a third-party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that may be involved in each particular agreement. To date, the Company has not incurred any material costs as a result of such provisions and have not accrued any liabilities related to such obligations in its consolidated financial statements.
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
(c) Other contractual commitments

Other contractual commitments consist primarily of non-cancelable purchase commitments to support our technology infrastructure. Future minimum payments under our non-cancelable purchase commitments as of January 31, 2023 are presented in the table below.

Purchase obligations
Year ending January 31,
2024	$11,646
2025	8,115
2026	3,530
2027	598
Total	$23,889
12. Income taxes
The Company recorded a tax provision of $483, $182 and $49, for the years ended January 31, 2023, 2022 and 2021, respectively. The Company's provision for income taxes was 0.3%, 0.2% and 0.2% of loss before income taxes for the years ended January 31, 2023, 2022 and 2021, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against the majority of its deferred tax assets, and due to foreign income tax expense recorded for the Company's Canada branch related to the use of net operating loss carry forwards to offset current income.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both January 31, 2023 and 2022.
The Company’s loss before income taxes was primarily generated in the United States for fiscal 2023, fiscal 2022 and fiscal 2021.
The Company's income tax provision consisted of the following for fiscal 2023, 2022 and 2021:

	Fiscal years ended January 31,
	2023	2022	2021
Current tax
Federal	$—	$—	$—
State	49	39	114
Foreign	—	—	—
Deferred tax
Federal	109	—	(116)
State	—	—	(65)
Foreign	325	143	116
Total provision for income taxes	$483	$182	$49
A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate for the years ended January 31, 2023, 2022 and 2021 is as follows:

	Fiscal years ended January 31,
	2023	2022	2021
Federal income tax benefit at statutory rate	21%	21%	21%
State and local tax, net of federal benefit	5%	9%	10%
Permanent differences	—%	—%	—%
Equity compensation	—%	6%	44%
Foreign taxes	—%	—%	—%
Other	—%	—%	(4)%
Change in valuation allowance	(26)%	(36)%	(71)%
Effective income tax rate	—%	—%	—%

The significant components of the Company's deferred income tax assets and liabilities as of January 31, 2023 and 2022 are as follows:

	January 31,
Deferred tax assets (liabilities)	2023	2022
Net operating loss carryforwards	$131,574	$88,979
Stock based compensation	7,765	5,374
Accruals, reserves, and other expenses	2,763	3,697
Reserve for bad debts	530	521
Disallowed interest expense	1,934	1,934
Total deferred tax assets	144,566	100,505
Less valuation allowance	(143,135)	(97,279)
Net deferred tax assets	1,431	3,226
Depreciation and amortization	(295)	(1,250)
Intangible assets	(305)	(373)
Deferred contract acquisition costs	(750)	(1,088)
Total deferred tax liabilities	(1,350)	(2,711)
Deferred taxes, net	$81	$515

The Company has accumulated a Federal net operating loss carryforward of approximately $493,333 and $332,544 as of January 31, 2023 and 2022, respectively. This carryforward may be available to offset future income tax liabilities and will expire beginning in 2025. As of January 31, 2023, the Company's foreign branch had net operating loss carryforwards of approximately $716, which may be available to offset future income in Canada and will expire beginning in 2034.
Due to the uncertainty regarding the ability to realize the benefit of the U.S. deferred tax assets primarily relating to net operating loss carryforwards, valuation allowances have been established to reduce the U.S. deferred tax assets to an amount that is more likely than not to be realized.
On the basis of this evaluation, as of January 31, 2023 and 2022, the Company recorded a valuation allowance of $143,135 and $97,279, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The $45,856 increase in the valuation allowance recorded during the fiscal year ended January 31, 2023 relates primarily to deferred tax assets established and recorded during the fiscal year ended January 31, 2023. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable foreign income during the carryforward period are reduced.
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change by value in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-change income may be limited. As of January 31, 2023, the Company has U.S. net operating loss carryforwards of approximately $493.3 million. The Company has completed a Section 382 study and as a result of the analysis, it is more likely than not that the Company has experienced an “ownership change”. The Company may also experience ownership changes in the future as a result of subsequent shifts in its stock ownership. Accordingly, if the Company earns net taxable income, it is more likely than not that the Company's ability to use its pre-ownership change net operating loss carryforwards to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. The Company’s tax years are still open from 2018 to present and, to the extent utilized in future years' tax returns, net operating loss carryforwards at January 31, 2023 will remain subject to examination until the respective tax year is closed. The Company records unrecognized tax benefits as liabilities or as reductions to deferred tax assets in accordance with ASC 740 and adjusts these balances when its judgement changes as a result of the evaluation of new information previously not available. The Company recognized interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2023 and for the years ended January

31, 2023, 2022 and 2021, the Company did not have a balance of unrecognized tax benefits. As of January 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.
13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Fiscal years ended January 31,
	2023	2022	2021
Numerator:
Net loss	$(176,146)	$(118,161)	$(27,292)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	52,440,067	49,888,436	39,519,640
Net loss per share attributable to common stockholders	$(3.36)	$(2.37)	$(0.69)
(b) Potential dilutive securities
The Company’s potential dilutive securities, which include stock options, restricted stock units, performance stock awards, and grants under the Company's ESPP, our employee stock purchase plan, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Fiscal years ended January 31,
	2023	2022	2021
Stock options to purchase common stock, restricted stock units and performance stock awards	6,745,591	5,632,823	5,406,004
Employee stock purchase plan	74,685	75,370	—
Total	6,820,276	5,708,193	5,406,004
14. Retirement savings plan
On February 20, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all U.S. full-time employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax and post-tax basis. Company contributions to the Plan may be made at the discretion of the Board of Directors of the Company. The Company did not make any contributions in the years ended January 31, 2023, 2022 or 2021.
15. Related party transactions
For the years ended January 31, 2023 and 2022, the Company recognized revenue totaling $775 and $482 for advertisements placed by a pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of January 31, 2023 and 2022, accounts receivable from the pharmaceutical company totaled $339 and $173, respectively.
For the years ended January 31, 2023 and 2022, the Company recognized general and administrative expenses totaling $374 and $182 for software agreements with a software company, respectively. One of the Company's independent members of its board of directors serves as the chief executive officer and on the board of directors for this software company. As of January 31, 2023 and 2022, prepaid expenses and other current assets include approximately $51 and $374 of payments to this software company, respectively. As of January 31, 2022, other assets included $51 of payments to this software company. This software company has been a related party since October 2021 when this software company's chief executive officer and board member became an independent member of the Company's board of directors, and the disclosures above represent transactions occurring while the software company was a related party.

The Company recognized revenue totaling approximately $2,425 from an affiliate of a stockholder of the Company for the year ended January 31, 2021. The revenue presented above includes revenue earned while the entity was a related party. The entity was a related party for a portion of the year ended January 31, 2021 and was no longer a related party during the years ended January 31, 2022 and 2023.
One of the Company's independent members of its board of directors has served as the chief financial officer of a software company since April 2022. The Company recognized de minimis expenses during the year ended January 31, 2023 for software agreements with this software company.
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
The goodwill recognized in the acquisition of Insignia is primarily attributable to expected synergies of the combined businesses driven by integrating the PAM into the Phreesia Platform and engaging with patients in more personalized ways based on their level of activation, as well as the acquisition of an assembled workforce. The goodwill is expected to be deductible for tax purposes.

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
During the fiscal year ended January 31, 2021, the Company incurred $282 of acquisition related costs for the acquisition of QueueDr. During the fiscal year ended January 31, 2022, the Company incurred $258 of expenses to remeasure the acquisition-date fair value of contingent consideration to its ultimate settlement amount of $1,544. Each of these costs were included within general and administrative expenses in our consolidated statements of operations.
During the years ended January 31, 2023 and, 2022, the Company recorded certain measurement period adjustments related to the acquisitions of Insignia and QueueDr. The financial impact of measurement period adjustments was not material.

17. Subsequent event
On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 9, 2023, the Company transferred a substantial portion of its cash and cash equivalents from SVB to other financial institutions. The Company had total cash and cash equivalents of approximately $170 million as of March 10, 2023.

On March 12, 2023, a Joint Statement by the U.S. Treasury, Federal Reserve, and FDIC, and a statement by the Federal Reserve Board, was issued stating that actions were approved enabling the FDIC to complete its resolutions of SVB in a manner that fully protects all depositors. As a result of actions taken by the Company to move a substantial portion of its cash to other financial institutions and the actions taken by the FDIC on March 12, 2023, the Company has determined that all of its cash and cash equivalents continue to be available for use by the Company.

The Company is also party to the Third SVB Facility which contains certain restrictive covenants including a covenant that limits the Company's ability to retain specified levels of cash in accounts outside of SVB. On March 10, 2023, in connection with the transfer of a substantial portion of the Company’s cash and cash equivalents from SVB to other financial institutions, the Company obtained consent from SVB to hold up to $165 million of cash in accounts outside SVB until May 15, 2023. The consent serves to permit the Company to borrow against the Third SVB Facility once the cash and cash equivalents retained outside of SVB are compliant with the covenant and so long as the company remains in compliance with all other covenants under the Third SVB Facility. With the exception of this consent, the SVB developments and related FDIC actions noted above have not materially impacted the Company's financial position or its operations.

Management believes that the Company’s cash and cash equivalents along with cash generated in the normal course of business, are sufficient to fund its operations for at least the next 12 months.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of January 31, 2023 of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that we maintained effective internal control over financial reporting as of January 31, 2023.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 21, 2023, our Board of Directors approved the Third Amended and Restated By-Laws (as amended and restated, the “By-laws”), which became effective as of the same date. The amendments effected by the By-laws, among other things:

1.Add informational and procedural requirements with respect to stockholder proposals and stockholder director nominations, including to address matters relating to Rule 14a-19 under the Exchange Act, the SEC’s universal proxy rule (Article I, Section 2 and Section 6);
2.Modify the provisions related to availability of lists of stockholders entitled to vote at a stockholder meeting to reflect recent amendments to the Delaware General Corporation Law (Article I, Section 8);
3.Address adjournment of stockholder meetings relying on remote communication due to a technical failure to reflect recent amendments to the Delaware General Corporation Law (Article I, Section 4(e));
4.Clarify the powers of the chair of a stockholder meeting, including with respect to the chair’s ability to prescribe rules and regulations for the conduct of the meeting (Article I, Section 9);
5.Revise the exclusive forum provision to indicate that the forum for claims under the Securities Act shall be the federal district courts of the United States (Article VI, Section 8); and
6.Make various updates throughout to conform to the Delaware General Corporation Law, to make ministerial changes, clarifications, and other conforming revisions, and to clarify the Company’s ability to conduct business by means of remote communication.

The By-laws also include various other updates, including certain technical, conforming and clarifying changes. The foregoing description of the By-laws is qualified in its entirety by reference to the full text of the Third Amended and Restated By-laws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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

(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	File No.	Exhibit No.	Date Filed
3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38977	3.1	September 10, 2019
3.2	Third Amended and Restated By-laws of the Registrant.				Filed herewith
4.1	Specimen Common Stock Certificate.	S-1	333-232264	4.1	June 21, 2019
4.2	Fifth Amended and Restated Investor Rights Agreement, dated as of October 27, 2017, by and among the Registrant and certain of its stockholders.	S-1	333-232264	4.2	June 21, 2019
4.3	Description of Capital Stock.	10-K	001-38977	4.4	April 23, 2020
10.1#	Amended and Restated 2006 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	S-1	333-232264	10.1	June 21, 2019
10.2#	2018 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	S-1	333-232264	10.2	June 21, 2019
10.3#	2019 Stock Option and Incentive Plan and form of awards thereunder.	10-K	001-38977	10.3	March 31, 2022
10.4#	2019 Employee Stock Purchase Plan.	S-1/A	333-232264	10.4	July 8, 2019
10.5#	Third Amended and Restated Non-Employee Director Compensation Policy, dated June 2022.	10-Q	001-38977	10.1	September 8, 2022
10.6#	Senior Executive Cash Bonus Plan.	S-1	333-232264	10.19	June 21, 2019
10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-232264	10.6	June 21, 2019
10.8#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Chaim Indig.	8-K	001-38977	10.1	January 28, 2021
10.9#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Evan Roberts.	8-K	001-38977	10.3	January 28, 2021
10.10#	Second Amended and Restated Employment Agreement, effective May 1, 2021, by and between the Registrant and Randy Rasmussen.	8-K	001-38977	10.1	May 4, 2021
10.11#	Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Allison Hoffman.	10-Q	001-38977	10.3	June 4, 2021

10.12#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and David Linetsky.	10-Q	001-38977	10.4	June 4, 2021
10.13#	Form of Amended and Restated Employment Agreement between the Registrant and each of its U.S.-based executive officers.	S-1	333-232264	10.21	June 21, 2019
10.14#	Board Chairman Agreement, dated as of December 2018, by and between the Registrant and Michael Weintraub.	S-1	333-232264	10.12	June 21, 2019
10.15	Second Amended and Restated Loan and Security Agreement, dated as of May 5, 2020, by and between the Registrant and Silicon Valley Bank.	8-K	001-38977	10.1	May 11, 2020
10.16	First Loan Modification Agreement to Second Amended and Restated Loan and Security Agreement, dated as of March 28, 2022, by and between the Registrant and Silicon Valley Bank.	8-K	001-38977	10.1	March 30, 2022
10.17#	Second Amended and Restated Employment Agreement, effective March 24, 2023, between the Registrant and Balaji Gandhi	8-K	001-38977	10.1	March 22, 2023
21.1	Subsidiaries of the Registrant				Filed herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				Filed herewith
24.1	Power of Attorney (included on signature page hereto).				Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
101.INS	Inline XBRL Instance Document.				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHREESIA, INC.

Date: March 23, 2023	By:	/s/ Chaim Indig
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

Name	Title	Date

/s/ Chaim Indig	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023
Chaim Indig

/s/ Randy Rasmussen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2023
Randy Rasmussen

/s/ Michael Weintraub	Chairman and Director	March 23, 2023
Michael Weintraub

/s/ Edward Cahill	Director	March 23, 2023
Edward Cahill

/s/ Lainie Goldstein	Director	March 23, 2023
Lainie Goldstein

/s/ Gillian Munson	Director	March 23, 2023
Gillian Munson

/s/ Ramin Sayar	Director	March 23, 2023
Ramin Sayar

/s/ Mark Smith, M.D.	Director	March 23, 2023
Mark Smith, M.D.