Form 10-Q
period 2023-04-30
Phreesia, Inc.
filed 2023-06-01
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 29, 2023, 53,659,257 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
For the Quarter Ended April 30, 2023

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
•Privacy concerns or security breaches or incidents relating to our SaaS-based technology platform (the "Phreesia Platform" or our "Platform") could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied statements that are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance and may contain projections of our future results of operations or of our financial information or state other forward-looking information. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

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
•the impact of pandemics or epidemics, market volatility, including the recent high inflationary and high interest rate environment, bank failures and measures taken in response thereto, economic slowdowns and recessions, and other global financial, economic and political events on our business and our ability to attract, retain and cross-sell to healthcare services clients;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 30, 2023	January 31, 2023
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$149,767	$176,683
Settlement assets	26,539	22,599
Accounts receivable, net of allowance for doubtful accounts of $1,022 and $1,053 as of April 30, 2023 and January 31, 2023, respectively	52,932	51,394
Deferred contract acquisition costs	908	1,056
Prepaid expenses and other current assets	10,002	10,709
Total current assets	240,148	262,441
Property and equipment, net of accumulated depreciation and amortization of $63,810 and $59,847 as of April 30, 2023 and January 31, 2023, respectively	26,228	21,670
Capitalized internal-use software, net of accumulated amortization of $39,380 and $37,236 as of April 30, 2023 and January 31, 2023, respectively	38,152	35,150
Operating lease right-of-use assets	336	569
Deferred contract acquisition costs	1,562	1,754
Intangible assets, net of accumulated amortization of $2,892 and $2,549 as of April 30, 2023 and January 31, 2023, respectively	11,058	11,401
Deferred tax asset	—	81
Goodwill	33,736	33,736
Other assets	2,632	3,255
Total Assets	$353,852	$370,057
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$26,539	$22,599
Current portion of finance lease liabilities and other debt	6,982	5,172
Current portion of operating lease liabilities	692	934
Accounts payable	7,602	10,836
Accrued expenses	23,284	21,810
Deferred revenue	17,881	17,688
Total current liabilities	82,980	79,039
Long-term finance lease liabilities and other debt	6,689	2,725
Operating lease liabilities, non-current	257	349
Long-term deferred revenue	179	125
Long-term deferred tax liabilities	136	—
Total Liabilities	90,241	82,238
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value - 500,000,000 shares authorized as of both April 30, 2023 and January 31, 2023; 54,766,872 and 54,187,172 shares issued as of April 30, 2023 and January 31, 2023, respectively	548	542
Additional paid-in capital	947,353	926,957
Accumulated deficit	(643,615)	(606,084)
Treasury stock, at cost, 1,186,619 and 971,236 shares as of April 30, 2023 and January 31, 2023, respectively	(40,675)	(33,596)
Total Stockholders’ Equity	263,611	287,819
Total Liabilities and Stockholders’ Equity	$353,852	$370,057
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended April 30,
	2023	2022
Revenue:
Subscription and related services	$37,887	$29,101
Payment processing fees	24,253	19,381
Network solutions	21,705	14,872
Total revenues	83,845	63,354
Expenses:
Cost of revenue (excluding depreciation and amortization)	14,907	14,386
Payment processing expense	16,090	12,158
Sales and marketing	37,413	40,031
Research and development	26,469	20,635
General and administrative	19,877	20,855
Depreciation	4,504	4,278
Amortization	2,486	1,604
Total expenses	121,746	113,947
Operating loss	(37,901)	(50,593)
Other expense, net	(42)	(31)
Interest income (expense), net	718	(383)
Total other income (expense), net	676	(414)
Loss before provision for income taxes	(37,225)	(51,007)
Provision for income taxes	(306)	(235)
Net loss	$(37,531)	$(51,242)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.99)
Weighted-average common shares outstanding, basic and diluted	53,347,709	51,938,887
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2022	52,095,964	$521	$860,657	$(429,938)	$(13,960)	$417,280
Net loss	—	—	—	(51,242)	—	(51,242)
Stock-based compensation	—	—	12,594	—	—	12,594
Exercise of stock options and vesting of restricted stock units	326,624	4	544	—	—	548
Issuance of stock for share-settled bonus awards	233,135	2	6,772	—	—	6,774
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(4,735)	(4,735)
Balance, April 30, 2022	52,655,723	$527	$880,567	$(481,180)	$(18,695)	$381,219

Balance, February 1, 2023	54,187,172	$542	$926,957	$(606,084)	$(33,596)	$287,819
Net loss	—	—	—	(37,531)	—	(37,531)
Stock-based compensation	—	—	14,950	—	—	14,950
Exercise of stock options and vesting of restricted stock units	404,012	4	151	—	—	155
Issuance of stock for share-settled bonus awards	175,688	2	5,295	—	—	5,297
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(7,079)	(7,079)
Balance, April 30, 2023	54,766,872	$548	$947,353	$(643,615)	$(40,675)	$263,611

See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended April 30,
	2023	2022
Operating activities:
Net loss	$(37,531)	$(51,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,990	5,882
Stock-based compensation expense	17,138	14,151
Amortization of deferred financing costs and debt discount	85	77
Cost of Phreesia hardware purchased by customers	416	277
Deferred contract acquisition costs amortization	340	467
Non-cash operating lease expense	233	289
Deferred taxes	217	224
Changes in operating assets and liabilities:
Accounts receivable	(1,538)	(6,092)
Prepaid expenses and other assets	1,152	(450)
Deferred contract acquisition costs	—	(106)
Accounts payable	(2,983)	123
Accrued expenses and other liabilities	1,822	1,701
Lease liabilities	(247)	(306)
Deferred revenue	247	1,372
Net cash used in operating activities	(13,659)	(33,633)
Investing activities:
Capitalized internal-use software	(4,732)	(5,239)
Purchases of property and equipment	(1,347)	(1,785)
Net cash used in investing activities	(6,079)	(7,024)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	249	709
Treasury stock to satisfy tax withholdings on stock compensation awards	(6,950)	(4,307)
Proceeds from employee stock purchase plan	967	1,214
Finance lease payments	(1,444)	(1,468)
Debt issuance costs and loan facility fee payments	—	(113)
Net cash used in financing activities	(7,178)	(3,965)
Net decrease in cash and cash equivalents	(26,916)	(44,622)
Cash and cash equivalents – beginning of period	176,683	313,812
Cash and cash equivalents – end of period	$149,767	$269,190

Supplemental information of non-cash investing and financing information:
Property and equipment acquisitions through finance leases	$7,067	$140
Purchase of property and equipment and capitalized software included in current liabilities	$3,485	$1,755
Capitalized stock-based compensation	$337	$348
Issuance of stock to settle liabilities for stock-based compensation	$5,297	$6,774
Cash paid for:
Interest	$58	$128
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
On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, actions were approved enabling the FDIC to complete its resolutions of SVB in a manner that fully protects all depositors. On March 27, 2023, SVB was acquired by and became a division of First Citizens Bank. Prior to these events, on March 9, 2023, the Company transferred a substantial portion of its cash and cash equivalents from SVB to other financial institutions. The Company has determined that all of its cash and cash equivalents continue to be available for use by the Company.
The Company is also party to the Second Amended and Restated Loan and Security Agreement with SVB, as amended by the First Loan Modification Agreement (the “Third SVB Facility”), which contains certain restrictive covenants including a covenant that limits the Company's ability to retain specified levels of cash in accounts outside of SVB. On March 10, 2023, the Company obtained consent from SVB to hold up to $165 million of cash in accounts outside SVB until May 15, 2023. On May 8, 2023, the Company obtained an extension of the consent through September 15, 2023, provided the Company continues to hold at least $17 million of cash in accounts at SVB. The consent serves to permit the Company to borrow against the Third SVB Facility once the cash and cash equivalents retained outside of SVB are compliant with the covenant and so long as the Company remains in compliance with all other covenants under the Third SVB Facility. With the exception of this consent, the SVB developments and related FDIC actions noted above have not materially impacted the Company's financial position or its operations.
The Company may seek to obtain additional financing, if needed, to successfully implement its long-term strategy.

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
(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2024 and 2023 refer to the fiscal years ending on January 31, 2024 and January 31, 2023, respectively.
(c) Unaudited interim financial statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of April 30, 2023 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended April 30, 2023 and 2022. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2023.
(d) Network solutions revenue
During the year ended January 31, 2023, the Company relabeled its Life sciences category of revenue presented on its Consolidated Statements of Operations to Network solutions revenue. The Company’s Network solutions revenue includes fees from life sciences and payer clients for delivering direct communications to help activate, engage and educate patients about topics critical to their health using the Phreesia Platform. During the three months ended April 30, 2022, the Company's Network solutions revenue was generated by its life sciences clients. There have been no changes to previously reported revenues.
3. Summary of significant accounting policies
The Company’s significant accounting policies are disclosed in the audited financial statements for the fiscal year ended January 31, 2023. Since the date of those audited financial statements, there have been no material changes to the Company’s significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.
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
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three months ended April 30, 2023 and 2022. As of both April 30, 2023 and January 31, 2023, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.
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
(d) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three months ended April 30, 2023, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
Recent accounting pronouncements not yet adopted
There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of April 30, 2023 and January 31, 2023 are as follows:

	April 30, 2023	January 31, 2023
Payroll-related expenses and taxes	$7,813	$10,345
Payment processing fees liability	5,212	4,796
Acquisition-related liabilities	47	96
Tax liabilities	1,686	1,491
Information technology	4,586	2,249
Other	3,940	2,833
Total	$23,284	$21,810

(b) Property and equipment
Property and equipment as of April 30, 2023 and January 31, 2023 are as follows:

	Useful Life
	(years)	April 30, 2023	January 31, 2023
PhreesiaPads and Arrivals Kiosks	3	$17,803	$17,932
Computer equipment	3	61,380	54,485
Computer software	3 to 5	10,326	8,571
Hardware development	3	529	529
Total property and equipment		$90,038	$81,517
Less accumulated depreciation		(63,810)	(59,847)
Property and equipment — net		$26,228	$21,670
Depreciation expense related to property and equipment amounted to $4,504 and $4,278 for the three months ended April 30, 2023 and 2022, respectively.
Assets acquired under finance leases included in computer equipment were $34,880 and $27,813 as of April 30, 2023 and January 31, 2023, respectively. Accumulated amortization of assets under finance leases was $22,168 and $20,657 as of April 30, 2023 and January 31, 2023, respectively.

(c) Capitalized internal use software
For the three months ended April 30, 2023 and 2022, the Company capitalized $5,146 and $6,425, respectively, of costs related to the Phreesia Platform.
During the three months ended April 30, 2023 and 2022, amortization expense related to capitalized internal-use software was $2,143 and $1,261, respectively.
(d) Intangible assets and goodwill
The following presents the details of intangible assets as of April 30, 2023 and January 31, 2023:

	Useful Life
	(years)	April 30, 2023	January 31, 2023
Acquired technology	5	$1,410	$1,410
Customer relationship	7 to 10	6,340	6,340
License	15	6,200	6,200
Total intangible assets, gross carrying value		$13,950	$13,950
Less accumulated amortization		(2,892)	(2,549)
Net carrying value		$11,058	$11,401
The remaining useful life for acquired technology in years was 2.5 and 2.7 as of April 30, 2023 and January 31, 2023, respectively. The remaining useful life for customer relationships in years was 8.0 and 8.3 as of April 30, 2023 and January 31, 2023, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 13.6 and 13.8 as of April 30, 2023 and January 31, 2023, respectively.
Amortization expense associated with intangible assets amounted to $343 for each of the three months ended April 30, 2023 and 2022.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of April 30, 2023:

April 30, 2023
2024 (Remaining nine months)	$1,015
Fiscal Years Ending January 31,
2025	1,273
2026	1,242
2027	949
2028 - thereafter	6,579
Total	$11,058

There were no changes to the Company's goodwill balance during the three months ended April 30, 2023. The Company did not record any impairments of goodwill during the three months ended April 30, 2023 or 2022.

(e) Accounts receivable
Accounts receivable as of April 30, 2023 and January 31, 2023 are as follows:

	April 30, 2023	January 31, 2023
Billed	$49,775	$51,458
Unbilled	4,179	989
Total accounts receivable, gross	$53,954	$52,447
Less accounts receivable allowances	(1,022)	(1,053)
Total accounts receivable	$52,932	$51,394

Activity in the Company's allowance for doubtful accounts was as follows for the three months ended April 30, 2023:

April 30, 2023
Balance, January 31, 2023	$1,053
Bad debt expense	38
Write-offs and adjustments	(69)
Balance, April 30, 2023	$1,022

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
(f) Prepaid and other current assets
Prepaid and other current assets as of April 30, 2023 and January 31, 2023 are as follows:

	April 30, 2023	January 31, 2023
Prepaid software and business systems	$4,201	$3,426
Prepaid data center expenses	2,602	2,389
Prepaid insurance	752	1,552
Other prepaid expenses and other current assets	2,447	3,342
Total prepaid and other current assets	$10,002	$10,709
(g) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within Prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. As of both April 30, 2023 and January 31, 2023 capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532. Accumulated amortization of capitalized implementation costs for these arrangements was $710 and $610 as of April 30, 2023 and January 31, 2023, respectively.
(h) Other expense, net
Other expense, net for the three months ended April 30, 2023 and 2022 was $42 and $31, respectively. For all periods presented, other expense, net was composed primarily of foreign exchange losses, partially offset by other miscellaneous income.
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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $2,662 and $2,492 for the three months ended April 30, 2023 and 2022, respectively.
Contract balances
The following table represents a roll-forward of contract assets:

January 31, 2023	$989
Amount transferred to receivables from beginning balance of contract assets	(968)
Contract asset additions, net of reclassification to receivables	4,158
April 30, 2023	$4,179

The following table represents a roll-forward of deferred revenue:

January 31, 2023	$17,813
Revenue recognized that was included in deferred revenue at the beginning of the period	(10,346)
Net increase in current period deferred revenue	10,593
April 30, 2023	$18,060

Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $340 and $467 for the three months ended April 30, 2023 and 2022, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Beginning balance, January 31, 2023	$2,810
Amortization of deferred contract acquisition costs	(340)
Ending balance, April 30, 2023	2,470

Deferred contract acquisition costs, current (to be amortized in next 12 months)	908
Deferred contract acquisition costs, non-current	1,562
Total deferred contract acquisition costs	$2,470

6. Finance leases and other debt
As of April 30, 2023 and January 31, 2023, the Company had the following outstanding finance lease liabilities and other debt:

	April 30, 2023	January 31, 2023
Finance leases	$13,362	$7,651
Financing arrangements	46	46
Accrued interest and payments	263	200
Total finance lease liabilities and other debt	13,671	7,897
Less - current portion of finance lease liabilities and other debt	(6,982)	(5,172)
Long-term finance lease liabilities and other debt	$6,689	$2,725

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
On March 28, 2022 (the "Third SVB Effective Date"), the Company entered into a First Loan Modification Agreement to the Second SVB Facility (as amended, the "Third SVB Facility") to increase the borrowing capacity from $50,000 to $100,000 and to reduce the interest rate on the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. Borrowings under the Third SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%. As of April 30, 2023, the interest rate on the Third SVB Facility was 7.50%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of approximately $250 per year and a quarterly fee of 0.15% per annum of the average unused revolving line under the facility. The Company had $100,000 of availability under the facility as of April 30, 2023.
In the event that the Company terminates the Third SVB Facility prior to May 5, 2024, the Company will be required to pay a termination fee of up to 1.5% of borrowing capacity based on the length of time between termination and maturity. Any Company obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Third SVB Facility includes a financial covenant that requires the Company to maintain a minimum Adjusted Quick Ratio as defined in the Third SVB Facility. The Third SVB Facility also includes a financial covenant that requires the Company to achieve certain profitability and liquidity thresholds. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. Additionally, the Third SVB Facility contains a covenant limiting the amount of cash and cash equivalents the Company can hold outside SVB. The Third SVB Facility also contains customary events of default. The Company was in compliance with all covenants related to the Third SVB Facility as of April 30, 2023.
As of April 30, 2023 and January 31, 2023, there was no debt outstanding related to the Third SVB Facility and the Second SVB Facility, respectively. As a result, the Company presented all unamortized deferred costs within other assets as of April 30, 2023 and January 31, 2023, respectively. The Company is amortizing the remaining unamortized costs over the remaining term of the Third SVB Facility.

Maturities of finance leases and other debt, in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
2024 (Remaining nine months)	$5,754	$5,445	$309
Fiscal year ending January 31:
2025	4,852	4,852	—
2026	2,655	2,655	—
2027	410	410	—
2028	—	—	—
Total maturities of finance leases and other debt	$13,671	$13,362	$309
The following table presents the components of interest income (expense), net:

	Three months ended April 30,
	2023	2022
Interest expense (1)	$(293)	$(402)
Interest income	1,011	19
Interest income (expense), net	$718	$(383)
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the three months ended April 30, 2023 were made pursuant to the 2019 plan, respectively.

In June 2019, the Board of Directors also adopted the Company’s 2019 Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved under the ESPP was limited to 855,873 shares.
In August 2021, the Company amended its fiscal 2022 incentive bonus to allow eligible employees to elect to receive all or a portion of their fiscal 2022 year-end incentive compensation in the form of immediately vested restricted stock units instead of cash. The Company's fiscal 2023 and fiscal 2024 incentive bonuses allow eligible employees to elect to receive all or a portion of their fiscal 2023 and fiscal 2024 incentive compensation in the form of immediately vested restricted stock units instead of cash.
As of April 30, 2023, there are 4,682,769 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 581,925 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions.
(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	Three months ended April 30,
	2023	2022
RSUs	$12,899	$9,949
Liability awards	2,525	1,905
PSUs	1,644	1,642
ESPP	370	487
Stock options	37	516
Total stock based compensation	$17,475	$14,499

The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended April 30,
	2023	2022
Stock-based compensation expense recorded to additional paid-in capital	$14,950	$12,594
Stock-based compensation expense recorded to accrued expenses	2,525	1,905
Total stock-based compensation	17,475	14,499
Less stock-based compensation expense capitalized as internal-use software	(337)	(348)
Stock-based compensation expense per consolidated statements of operations	$17,138	$14,151

The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense.
(c) Restricted stock units
The Company has issued restricted stock units to employees and independent directors that vest based on a time-based condition. For RSUs granted to employees prior to January 2021, pursuant to a time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years. The restricted stock units expire seven years from the grant date. During the year ended January 31, 2023, the Company modified the vesting of RSUs granted subsequent to January 1, 2021 for employees other than its named executive officers listed in its 2022 proxy statement ("2022 NEOs") and other members of its executive management team. Pursuant to the modified vesting schedule, RSUs granted after January 1, 2021 for employees other than 2022 NEOs and other members of its executive management team vest 6.25% each quarter over four years based on continued service. For 2022 NEOs and other members of the Company's executive management team, RSUs granted from January 1, 2022 vest 6.25% each quarter over four years based on continued service. Beginning January 2023, all new RSUs granted generally vest 25% each year over four years based on continued service.
Additionally, the Company provides certain employees the option to settle their incentive bonus in immediately vested RSUs. During the three months ended April 30, 2023, the Company issued 175,688 immediately vested RSUs to settle full-year fiscal 2023 share-settled bonus awards. The RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share-settled bonus awards.

Restricted stock units
Unvested, January 31, 2023	3,917,753
Granted in three months ended April 30, 2023	1,699,138
Vested	(572,758)
Forfeited and expired	(178,541)
Unvested, April 30, 2023	4,865,592
As of April 30, 2023, there is $142,988 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 3.06 years.
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

Stock option activity for the three months ended April 30, 2023 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2023	1,385,193	$6.26
Granted in thee months ended April 30, 2023	—	$—
Exercised	(67,186)	$2.26
Forfeited and expired	(415)	$4.71
Outstanding and expected to vest — April 30, 2023	1,317,592	$6.46	4.97	$33,172
Exercisable — April 30, 2023	1,293,027	$6.33	4.94	$32,724
Amount vested in three months ended April 30, 2023	—	$—
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended April 30, 2023 and 2022 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $2,118 and $2,452, respectively.
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
Market-based PSU activity for the three months ended April 30, 2023 are as follows:

Performance stock units
Outstanding, January 31, 2023	648,233
Granted in three months ended April 30, 2023	13,492
Vested	—
Forfeited and expired	(74,472)
Outstanding, April 30, 2023	587,253
As of April 30, 2023, unrecognized compensation cost related to PSUs was $21,360, to be recognized on a straight-line basis over a weighted average term of 2.2 years, subject to the participants' continued employment with the Company.
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
As of January 31, 2023, the Company issued 162,154 shares of common stock under the ESPP. In connection with these issuances, the Company recorded increases of $3,470 to common stock and additional paid-in capital within stockholders' equity. As of April 30, 2023, unrecognized compensation cost related to the ESPP was $191, to be recognized over the next two months.
(g) Liability awards
At the beginning of each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the bonuses converted. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. During the three months ended April 30, 2023, the Company settled $5,297 of share-settled bonus awards by issuing 175,688 immediately vested RSUs. See (c) Restricted Stock Units above for additional discussion regarding RSUs.
9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of April 30, 2023 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2023

Money market mutual funds	$100,416	$—	$—	$100,416
Total assets	$100,416	$—	$—	$100,416

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
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the three months ended April 30, 2023 and 2022.
10. Leases
(a) Phreesia as Lessee
The Company leases several office premises and third-party data center space in the U.S. and Canada under operating leases which expire on various dates through March 2027. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The Company has also entered into various finance lease arrangements for computer equipment. These agreements are typically three years and are secured by the underlying equipment.
For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of April 30, 2023, for operating leases, the weighted-average remaining lease term is 1.6 years and the weighted-average discount rate is 3.5%. As of April 30, 2023, for finance leases, the weighted-average remaining lease term is 2.2 years, and the weighted-average discount rate is 5.7%.
The components of lease expense for the three months ended April 30, 2023 were as follows:

April 30, 2023
Operating leases:
Operating lease cost	$243
Variable lease cost	16
Total operating lease cost	$259
Finance leases:
Amortization of right-of-use assets	$1,511
Interest on lease liabilities	105
Total finance lease cost	$1,616

The following represents a schedule of maturing lease commitments for operating and finance leases as of April 30, 2023:

	April 30, 2023
	Operating	Finance
Maturity of lease liabilities
2024 (remaining nine months)	$617	$5,839
Fiscal year ending January 31,
2025	225	5,204
2026	86	2,847
2027	42	440
Thereafter	7	—
Total future minimum lease payments	$977	$14,330
Less: interest	(28)	(968)
Present value of lease liabilities	$949	$13,362
As of April 30, 2023, the Company has signed a finance lease for computer equipment which is not expected to commence until the fiscal quarter ended July 31, 2023. Total undiscounted payments through the fiscal year ended January 31, 2027 related to the lease are $338 and are excluded from the table above but are included in our other contractual purchase commitments. See Note 11 - Commitments and contingencies for additional information regarding other contractual purchase commitments.

Other supplemental cash flow information for the three months ended April 30, 2023 was as follows:

April 30, 2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$360
Operating cash used for finance leases	61
Financing cash used for finance leases	1,444
Total	$1,865

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$—
Finance	7,067
Total	$7,067
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
During the three months ended April 30, 2023, the Company recognized $2,662 in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of April 30, 2023, except for those with terms of one year or less.

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
During fiscal 2023, the Company signed a finance lease which commenced during the three months ended April 30, 2023. Total undiscounted payments through the fiscal year ended January 31, 2027 related to the lease of $7,720 were included in other contractual commitments as of January 31, 2023 and are included at present value within finance lease liabilities as of April 30, 2023.
During the three months ended April 30, 2023, the Company entered into a new non-cancelable purchase commitment to support its technology infrastructure. Total undiscounted payments through the fiscal year ended January 31, 2026 are $2,114.
During the three months ended April 30, 2023, there were no other significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.
12. Income taxes
For the three months ended April 30, 2023 and 2022, the Company recorded tax provisions of $306 and $235, respectively. The Company's provision for income taxes was 0.8% and 0.5% of loss before income taxes for the three months ended April 30, 2023 and 2022, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets, and due to foreign income tax expense primarily related to the use of its Canadian net operating loss carry forwards attributable to the Company's Canadian branch.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for its U.S. deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both April 30, 2023 and January 31, 2023.

13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended April 30,
	2023	2022
Numerator:
Net loss	$(37,531)	$(51,242)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	53,347,709	51,938,887
Net loss per share attributable to common stockholders	$(0.70)	$(0.99)

(b) Potential dilutive securities
The Company’s potential dilutive securities, which include stock options, restricted stock units, performance stock awards and grants under the Company's ESPP, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of April 30,
	2023	2022
Stock options to purchase common stock, restricted stock and performance stock awards	7,428,704	6,846,560
Employee stock purchase plan	76,634	69,480
Total	7,505,338	6,916,040

14. Related party transactions
For the three months ended April 30, 2023 and 2022, the Company recognized revenue totaling $288 and $153, respectively, for advertisements placed by a pharmaceutical company, respectively. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of April 30, 2023 and January 31, 2023, accounts receivable from the pharmaceutical company totaled approximately $147 and $339, respectively.
For the three months ended April 30, 2023 and 2022, the Company recognized general and administrative expenses totaling $118 and $142, respectively, for software agreements with a software company. One of the Company's independent members of its board of directors serves as the chief executive officer and on the board of directors for this software company. As of April 30, 2023, accounts payable include approximately $67 due to this software company. As of January 31, 2023, prepaid expenses and other current assets include approximately $51 of payments made to this software company.
One of the Company's independent members of its board of directors has served as the chief financial officer of a software company since April 2022. The Company recognized de minimis expenses during the three months ended April 30, 2023 and 2022 under software agreements with this software company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023. In addition to historical financial information, the following discussion and analysis and information set forth elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Financial Highlights
•Total revenue increased 32% to $83.8 million in the three months ended April 30, 2023, as compared with $63.4 million in the three months ended April 30, 2022.
•Net loss was $37.5 million in the three months ended April 30, 2023, as compared to a net loss of $51.2 million in the three months ended April 30, 2022.
•Adjusted EBITDA was negative $13.8 million in the three months ended April 30, 2023, as compared to negative $30.6 million in the three months ended April 30, 2022.
•Net cash used in operating activities was $13.7 million for the three months ended April 30, 2023, as compared to net cash used in operating activities of $33.6 million for the three months ended April 30, 2022.
•Free cash flow was negative $19.7 million for the three months ended April 30, 2023, respectively, compared to negative $40.7 million for the three months ended April 30, 2022, respectively.
•Cash and cash equivalents as of April 30, 2023 was $149.8 million, a decrease of $26.9 million compared to January 31, 2023.
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
We serve an array of healthcare services clients of all sizes across over 25 specialties, ranging from single-specialty practices, including internal and family medicine, urology, dermatology, and orthopedics, to large, multi-specialty groups, and health systems as well as regional and national payers and other organizations that provide other types of healthcare-related services. Our network solutions revenue (as described below) is generated from clients in the pharmaceutical, biotechnology and medical device industries as well as payers, patient advocacy, public interest and other not-for-profit organizations seeking to activate, engage and educate patients about topics critical to their health.
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
Macroeconomic environment and geopolitical conditions
Our business is directly and indirectly affected by macroeconomic conditions, geopolitical conditions and the state of global financial markets. Recent geopolitical uncertainty resulting, in part, from military conflict between Russia and Ukraine as well as other macro-economic conditions, such as the impact of pandemics, increased interest rates, inflation in the cost of goods, services and labor, or a recession or an economic slowdown in the U.S. or internationally have contributed to significant volatility and declines in global financial markets. The uncertainty over the extent and duration of the ongoing conflict and these macroeconomic conditions continues to cause disruptions to businesses and markets worldwide. While none of these factors individually has had a material impact on our business to date, it is difficult to predict the potential impact these factors may have on our future business results, and each could adversely impact our business operations, financial performance and results of operations.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three months ended April 30,
Unaudited	2023	2022
Key Metrics:
Average number of healthcare services clients ("AHSCs")	3,309	2,526
Healthcare services revenue per AHSC	$18,779	$19,193
Total revenue per AHSC	$25,338	$25,081

We remain focused on building secure and reliable products that derive a strong return on investment for our clients and implementing them with speed and ease. This strategy continues to enable us to grow our network of healthcare services clients. We believe the investments we make to grow, strengthen and sustain our network of healthcare services clients lead to growth in all of our revenue categories. As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, during the fourth quarter of the year ended January 31, 2023, we relabeled and expanded our key metrics related to revenue and AHSCs to more clearly depict the value of our network of healthcare services clients. We relabeled our key metric "Average revenue per healthcare services client" to "Healthcare services revenue per AHSC". We did not make any changes to the calculation of this metric in relabeling this metric, and we have not changed any previously reported amounts. Additionally, we added a key metric for "Total revenue per AHSC". The definitions of our key metrics are presented below.
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
•Healthcare services revenue per AHSC. We define Healthcare services revenue as the sum of subscription and related services revenue and payment processing revenue. We define Healthcare services revenue per AHSC as healthcare services revenue in a given period divided by AHSCs during that same period. We are focused on continually delivering value to our healthcare services clients and believe that our ability to increase healthcare services revenue per AHSC is an indicator of the long-term value of the Phreesia Platform. Healthcare services revenue per AHSC was $18,779 in the three months ended April 30, 2023 as compared to $19,193 in the same period in the prior year, a decrease of 2%. The decline was driven primarily by AHSC growth that outpaced payment processing volume and payment processing revenue growth. Additionally, the mix of solutions used by new clients across the Patient Access, Registration and Revenue Cycle offerings has been a contributing factor to the declining trends in this metric.
•Total revenue per AHSC. We define Total revenue per AHSC as Total revenue in a given period divided by AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment processing revenue. Additionally, our relationships with healthcare services clients who subscribe to the Phreesia Platform give us the opportunity to engage with life sciences companies, health plans and other payer organizations, patient advocacy, public interest and other not-for-profit organizations who deliver direct communication to patients through our Platform. As a result, we believe that our ability to increase Total revenue per AHSC is an indicator of the long-term value of the Phreesia Platform. Total revenue per AHSC was $25,338 in the three months ended April 30, 2023 as compared to $25,081 in the same period in the prior year, an increase of 1%. The increase was driven primarily by network solutions revenue growth that outpaced AHSC growth.
Additional Information

	Three months ended April 30,
Unaudited	2023	2022
Patient payment volume (in millions)	$1,016	$837
Payment facilitator volume percentage	82%	80%
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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through the Phreesia Platform. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 82% and 80% of our patient payment volume in the three months ended April 30, 2023 and 2022, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions. Utilization trends have been dynamic through the pandemic, diverging from our pre-pandemic seasonality. We expect the environment to remain dynamic through fiscal year 2024.
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

General and administrative
General and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation, bonuses and benefits for our executive, finance, legal, security, human resources, information technology and other administrative personnel. General and administrative expense also includes software costs to support our finance, legal and human resources operations, insurance costs as well as fees to third-party providers for accounting, legal and consulting services, costs for various non-income-based taxes and allocated overhead.
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
Other expense, net
Our other income and expense line items consist of the following:
•Other income (expense), net. Other income (expense), net consists of foreign currency-related losses and gains and other miscellaneous income (expense).
•Interest income. Interest income consists of interest earned on our cash and cash equivalent balances.
•Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations as well as amortization of discounts and deferred financing costs.
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that our U.S. deferred tax assets as of April 30, 2023 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Comparison of results of operations for the three months ended April 30, 2023 and 2022

Revenue

	Three months ended April 30,
(in thousands)	2023	2022	2	$ Change	% Change
Subscription and related services	$37,887	$29,101		$8,786	30%
Payment processing fees	24,253	19,381		4,872	25%
Network solutions	21,705	14,872		6,833	46%
Total revenue	$83,845	$63,354		$20,491	32%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $8.8 million to $37.9 million for the three months ended April 30, 2023, as compared to $29.1 million for the three months ended April 30, 2022, primarily due to the addition of new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $4.9 million to $24.3 million for the three months ended April 30, 2023, as compared to $19.4 million for the three months ended April 30, 2022, due to the addition of more healthcare services clients, which drove increases in patient visits and patient payments processed through the Phreesia Platform.
•Network solutions. Our revenue from life science and payer clients increased $6.8 million to $21.7 million for the three months ended April 30, 2023, as compared to $14.9 million for the three months ended April 30, 2022, due to an increase in new activation, engagement and education programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$14,907	$14,386	$521	4%
Cost of revenue (excluding depreciation and amortization) increased $0.5 million to $14.9 million for the three months ended April 30, 2023, as compared to $14.4 million for the three months ended April 30, 2022. The increase resulted primarily from a $1.5 million increase in third-party costs driven by growth in revenue, partially offset by a $1.0 million decrease in employee compensation and benefits costs driven by lower average headcount.
Stock compensation expense incurred related to cost of revenue was $1.0 million and $0.8 million for the three months ended April 30, 2023 and 2022, respectively.

Payment processing expense

	Three months ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Payment processing expense	$16,090	$12,158	$3,932	32%
Payment processing expense increased $3.9 million to $16.1 million for the three months ended April 30, 2023, as compared to $12.2 million for the three months ended April 30, 2022. The increase resulted primarily from an increase in payment processing fees revenue and patient payments processed through the Phreesia Platform, each driven by an increase in patient visits over the prior year.

Sales and marketing

	Three months ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$37,413	$40,031	$(2,618)	(7)%
Sales and marketing expense decreased $2.6 million to $37.4 million for the three months ended April 30, 2023, as compared to $40.0 million for the three months ended April 30, 2022. The decrease was primarily attributable to a $3.5 million decrease in total compensation and benefits costs driven by lower average headcount, partially offset by $0.7 million increase in outside services costs.
Stock compensation expense incurred related to sales and marketing expense was $6.4 million and $5.7 million for the three months ended April 30, 2023 and 2022, respectively.

Research and development

	Three months ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$26,469	$20,635	$5,834	28%
Research and development expense increased $5.8 million to $26.5 million for the three months ended April 30, 2023, as compared to $20.6 million for the three months ended April 30, 2022. The increase resulted primarily from a $4.0 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount, as well as a $1.1 million increase in outside services costs and higher software costs.
Stock compensation expense incurred related to research and development expense was $3.9 million and $2.6 million for the three months ended April 30, 2023 and 2022, respectively.

General and administrative

	Three months ended April 30,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$19,877	$20,855	$(978)	(5)%
General and administrative expense decreased $1.0 million to $19.9 million for the three months ended April 30, 2023, as compared to $20.9 million for the three months ended April 30, 2022. The decrease resulted primarily from a $0.6 million decrease in travel and entertainment costs, as well as lower insurance costs.
Stock compensation incurred related to general and administrative expense was $5.9 million and $5.1 million for the three months ended April 30, 2023 and 2022, respectively.

Depreciation

	Three months ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Depreciation	$4,504	$4,278	$226	5%
Depreciation expense increased $0.2 million to $4.5 million for the three months ended April 30, 2023, as compared to $4.3 million for the three months ended April 30, 2022. The increase was primarily attributable to higher data center and computer equipment depreciation.

Amortization

	Three months ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Amortization	$2,486	$1,604	$882	55%
Amortization expense increased $0.9 million to $2.5 million for the three months ended April 30, 2023 as compared to $1.6 million for the three months ended April 30, 2022. The increase was primarily driven by higher amortization of capitalized internal-use software development costs.

Other expense, net

	Three months ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Other expense, net	$(42)	$(31)	$(11)	35%
Other expense, net was not significant and remained relatively flat during the three months ended April 30, 2023 and 2022.
Interest income (expense), net

	Three months ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Interest income (expense), net	$718	$(383)	$1,101	(287)%
Interest income (expense), net was comprised of income of $0.7 million for the three months ended April 30, 2023, as compared to expense of $0.4 million for the three months ended April 30, 2022. The change is primarily attributable to higher interest income earned from our cash and cash equivalent balances.

Provision for income taxes

	Three months ended April 30,
(in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$(306)	$(235)	$(71)	30%
Provision for income taxes remained flat at $0.3 million for the three months ended April 30, 2023. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and U.S. federal and state income taxes.

Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss before interest (income) expense, net, provision for income taxes, depreciation and amortization, and before stock-based compensation expense and other expense, net.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended April 30,
(in thousands, unaudited)	2023	2022
Net loss	$(37,531)	$(51,242)
Interest (income) expense, net	(718)	383
Provision for income taxes	306	235
Depreciation and amortization	6,990	5,882
Stock-based compensation expense	17,138	14,151
Other expense, net	42	31
Adjusted EBITDA	$(13,773)	$(30,560)
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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended April 30,
(in thousands, unaudited)	2023	2022
Net cash used in operating activities	$(13,659)	$(33,633)
Less:
Capitalized internal-use software	(4,732)	(5,239)
Purchases of property and equipment	(1,347)	(1,785)
Free cash flow	$(19,738)	$(40,657)

Liquidity and capital resources
As of April 30, 2023 and January 31, 2023, we had cash and cash equivalents of $149.8 million and $176.7 million, respectively. Cash and cash equivalents consist of money market mutual funds and cash on deposit.
We believe that our existing cash and cash equivalents, along with cash generated in the normal course of business, will be sufficient to meet our needs for at least the next 12 months.
In addition, we also have potential borrowing capacity under our credit agreement subject to certain restrictive covenants. See Closure of SVB below and Note 1 - Background and liquidity within Item 1 - Financial Statements (unaudited) for additional information regarding our credit agreement with SVB.
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
Third SVB Facility
On March 28, 2022, we entered into the Third SVB Facility to increase the borrowing capacity from $50.0 million to $100.0 million. The Third SVB Facility also reduced the interest rate to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%, amended the annual commitment fees to approximately $0.3 million per year and amended the quarterly fee to 0.15% per annum of the average unused revolving line under the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. As of April 30, 2023, the interest rate on the Third SVB Facility was 7.50%.
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
Closure of SVB
On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, actions were approved enabling the FDIC to complete its resolutions of SVB in a manner that fully protects all depositors. On March 27, 2023, SVB was acquired by and became a division of First Citizens Bank. Prior to these events, on March 9, 2023, we transferred a substantial portion of our cash and cash equivalents from SVB to other financial institutions. We have determined that all of our cash and cash equivalents continue to be available for our use.
We are also party to the Third SVB Facility, which contains certain restrictive covenants including a covenant that limits our ability to retain specified levels of cash in accounts outside of SVB. On March 10, 2023, we obtained consent from SVB to hold up to $165 million of cash in accounts outside SVB until May 15, 2023. On May 8, 2023, we obtained an extension of the consent through September 15, 2023, provided we continue to hold at least $17 million of cash in accounts at SVB. The consent serves to permit us to borrow against the Third SVB Facility once the cash and cash equivalents retained outside of SVB are compliant with the covenant and so long as we remain in compliance with all other covenants under the Third SVB Facility. With the exception of this consent, the SVB developments and related FDIC actions noted above have not materially impacted our financial position or our operations.
We believe that our cash and cash equivalents along with cash generated in the normal course of business, are sufficient to fund our operations for at least the next 12 months.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended April 30,
(in thousands, unaudited)	2023	2022
Net cash used in operating activities	$(13,659)	$(33,633)
Net cash used in investing activities	(6,079)	(7,024)
Net cash used in financing activities	(7,178)	(3,965)
Net decrease in cash and cash equivalents	$(26,916)	$(44,622)
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
During the three months ended April 30, 2023, net cash used in operating activities was $13.7 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
During the three months ended April 30, 2022, net cash used in operating activities was $33.6 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
The change in net cash used in operating activities was driven primarily by an increase in cash received from customers driven by higher revenues as well as higher interest income on money market mutual funds we held during the period ended April 30,2023.
Investing activities
During the three months ended April 30, 2023, net cash used in investing activities was $6.1 million, principally resulting from capital expenditures, the majority of which consisted of $4.7 million of capitalized internal-use software costs, as well as $1.3 million of purchases of property and equipment, principally for software.

During the three months ended April 30, 2022, net cash used in investing activities was $7.0 million, principally resulting from capital expenditures, the majority of which consisted of $5.2 million of capitalized internal-use software costs, as well as $1.8 million of purchases of property and equipment, principally the purchase of data center equipment.
Financing activities
During the three months ended April 30, 2023, net cash used in financing activities was $7.2 million, primarily consisting of $7.0 million used for treasury stock to satisfy tax withholdings on stock compensation awards and $1.4 million used for principal payments on finance leases, partially offset by $1.2 million in proceeds from our equity compensation plans.
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
During the three months ended April 30, 2023, the Company recorded a finance lease with total undiscounted payments of $7,720 through the fiscal year ended January 31, 2027. As of January 31, 2023, undiscounted payments for this lease were included in contractual purchase commitments as the lease had not yet commenced. Additionally, during the three months ended April 30, 2023, the Company entered into a new non-cancelable purchase commitment to support our technology infrastructure. Total undiscounted payments through the fiscal year ended January 31, 2026 are $2,114.
During the three months ended April 30, 2023, there were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2023 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest rate risk

As of April 30, 2023, our cash and cash equivalents consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

As of April 30, 2023, we had no debt outstanding under the Third SVB Facility. See Closure of SVB below and Note 1 - Background and liquidity and Note 6 - Finance leases and other debt within Item 1 - Financial Statements (unaudited) for additional information regarding the Third SVB Facility, the closure of SVB and its impact on the Third SVB Facility.

Although we had no debt outstanding under the Third SVB Facility as of January 31, 2023, changes in interest rates would affect interest expense if we borrow against the Third SVB Facility in the future. Additionally, changes in interest rates will impact the discount rate and resulting interest expense for any new finance leases.
During the three months ended April 30, 2023, there were no significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant operating losses since our inception. For the three months ended April 30, 2023 and the years ended January 31, 2023 and January 31, 2022, we had net losses of $37.5 million, $176.1 million and $118.0 million, respectively, and losses from operations of $37.9 million, $176.6 million and $116.8 million respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the Phreesia Platform, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
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
•patients' desires to receive communications from Phreesia and/or our partners, the extent to which they opt-in to such communications, and our ability to deliver a consistent volume of such communications;
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

Privacy concerns or security breaches or incidents relating to our Platform could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
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
Broad-based business or economic disruptions or global health concerns could materially and adversely impact our business and results of operations due to, among other factors:

•a general decline in business activity, such as clients’ office closures during the COVID-19 pandemic;
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

In addition, the lingering effects of the COVID-19 pandemic, recent macroeconomic challenges (including high levels of inflation and high interest rates) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. These factors have and could further decrease healthcare industry spending, adversely affect demand for our products and services, impair the ability of our clients to pay for the products and services they have already purchased from us, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.
Further, market volatility as a result of future failures of financial institutions, similar to the failures of Silicon Valley Bank and Signature Bank, could lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs and create additional market and economic uncertainty. During challenging economic times, our clients and patients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms and may face increased costs or other negative financial impacts, each of which could impair their ability to make timely payments to us and adversely affect our revenue, which could harm our business, financial condition and results of operations.

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
We also generate network solutions revenue through fees charged to our life sciences and payer clients by delivering direct communications to help activate, engage and educate patients who authorize the delivery of, or "opt-in" to, such communications about topics critical to their health. The growth of our revenue stream from life sciences and payer clients is driven, in part, by our ability to grow our network of healthcare services clients and available population of patients to engage, our ability to achieve adequate patient opt-in rates, the number of newly approved drugs and the success of newly launched drugs, each of which is impacted by factors outside of our control. If there is a reduction in newly approved drugs, or newly launched drugs are not successful, this could negatively affect the ability of our life sciences clients to deliver relevant messages to patients who would have otherwise been candidates to receive such drugs, and accordingly may reduce patient opt-in rates. A reduction in the available population of patients to engage or a decline in patient opt-in rates or a lack of relevant content could lead to a decrease in our network solutions revenue, which could harm our business, financial condition and results of operations.
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
Our payments platform is a core element of our business. For the three months ended April 30, 2023 and the fiscal year ended January 31, 2023, our payments platform generated 29% and 28% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, were to be reduced as a result of disruptions in the payment processing industry or other factors, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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
The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches or incidents, acts of vandalism or theft, computer viruses, misplaced or lost data, malfeasance, programming and human errors or other similar events. Under the HITECH Act, as a Business Associate we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against Business Associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.
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
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States, such as the CCPA, as amended by the California Privacy Rights Act, or CPRA, which amendments went into effect on January 1, 2023. The CCPA creates specific obligations with respect to processing and storing personal information, and the CPRA amendments created a new state agency that is vested with authority to implement and enforce the CCPA. Additionally, a similar law went into effect in Virginia on January 1, 2023, and further US-state comprehensive privacy laws are set to go into effect throughout 2023, including laws in Colorado, Connecticut, and Utah. Iowa and Indiana have also enacted privacy laws that will go into effect in 2025 and 2026, respectively. We cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our current or future business. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the U.S. A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
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
Insignia Health, LLC, which we acquired in December 2021, is subject to additional laws and regulations, including those in the EEA and UK, such as the GDPR and UK GDPR. Compliance with such laws and regulations requires resources and could be more costly and take more time than we anticipate, and could involve new fines or penalties for non-compliance, all of which could adversely affect our business.
The UK has additional privacy and consumer protection laws, such as the Privacy and Electronic Communications Regulations, to which our marketing messages to actual or potential UK-based customers may be subject.
We have operations in Canada, where our collection, use, disclosure, and management of personal information must comply with both federal and provincial privacy laws, which impose separate requirements, but may overlap in some instances. The Personal Information Protection and Electronic Documents Act ("PIPEDA") applies in all Canadian provinces except Alberta, British Columbia and Québec, as well as to the transfer of consumer data across provincial borders. PIPEDA imposes stringent consumer data protection obligations, requires privacy breach reporting, and limits the purposes for which organizations may collect, use, and disclose consumer data. The provinces of Alberta, British Columbia, and Québec have enacted separate data privacy laws that are substantially similar to PIPEDA, but all three additionally apply to our handling of our own employees’ personal data within their respective provinces. Notably, Québec’s Act respecting the protection of personal information in the private sector, or the Private Sector Act, was amended by Bill 64, an Act to modernize legislative provisions as regards the protection of personal information, which introduced major amendments to the Private Sector Act, notably, to impose significant and stringent new obligations on Québec businesses while increasing the powers of Quebec’s supervisory authority. We may incur additional costs and expenses related to compliance with these laws and may incur significant liability if we are not able to comply with these laws. We are also subject to Canada’s anti-spam legislation, or CASL, which includes rules governing commercial electronic messages, which include marketing emails, text messages, and social media advertisements. Under these rules, we must follow certain standards when sending marketing communications, are prohibited from sending them to customers without their consent and can be held liable for violations.
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
Further, in 2020, the HHS, Office of the National Coordinator for Health Information Technology ("ONC") and CMS promulgated final rules aimed at supporting seamless and secure access, exchange, and use of electronic health information ("EHI"), referred to as the Final Rule, by increasing innovation and competition by giving patients and their healthcare service providers secure access to health information and new tools, allowing for more choice in care and treatment. The Final Rules is intended to clarify and operationalize provisions of the 21st Century Cures Act ("Cures Act"), regarding interoperability and “information blocking,” and create significant new requirements for health care industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. In April 2023, the ONC issued a notice of proposed rulemaking that would modify certain components of the Final Rule, including modifying and expanding certain exceptions to the information blocking regulations, which are intended to support information sharing.
The Final Rule focuses on patients enrolled in Medicare Advantage plans, Medicaid and Children's Health Insurance Program ("CHIP") fee-for-service programs, Medicaid managed care plans, CHIP managed care entities, and qualified health plans on the federally-facilitated exchanges, and enacts measures to enable patients to have both their clinical and administrative information travel with them.
Recent regulatory reform constitutes a significant departure from previous regulations regarding patient data. While these rules benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, they may also make it easier for other similar companies to enter the market, creating increased competition and reducing our market share. It is unclear at this time what the costs of compliance with the Final Rule will be, and what additional risks there may be to our business.
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
We or the providers of EHR and PM solutions with which we contract may terminate or seek to amend our agreements in order to incorporate the Final Rules promulgated in 2020 by the HHS, ONC, and CMS, which is further described above and is aimed at supporting seamless and secure access, exchange, and use of EHI by increasing innovation and competition by giving patients and their healthcare service providers secure access to health information and new tools, allowing for more choice in care and treatment.
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
As of January 31, 2023, we had U.S. federal and state net operating loss carryforwards ("NOLs") of $493.3 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. We have completed a Section 382 study and as a result of the analysis, it is more likely than not that we have experienced an "ownership change." In addition, it is more likely than not that our existing NOLs are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act of 2017, as amended by The Coronavirus Aid, Relief, and Economic Security Act of 2020, the amount of post 2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

Risks relating to our financing needs
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit, and there can be no assurance that we will be able to access uninsured funds in a timely manner or at all in the event of a failure of these financial institutions. If any such depositary institution fails to return our deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, this could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended April 30, 2023 our net cash used in operating activities was $13.7 million. As of April 30, 2023, we had $149.8 million of cash and cash equivalents, which are held for working capital purposes. We are party to a credit facility with Silicon Valley Bank ("SVB") pursuant to which we have the ability to borrow up to $100.0 million under a revolving line of credit. The credit facility contains a covenant limiting our ability to retain certain levels of cash in accounts outside SVB. As of January 31, 2023, we were in compliance with all covenants in the credit facility. However, in connection with the closure of SVB, we transferred substantially all of our cash and cash equivalents from SVB to other financial institutions. On Friday March 10, 2023, we obtained consent from SVB to retain up to $165 million of cash outside SVB until May 15, 2023 provided we do not borrow against the credit facility. On May 8, 2023, we obtained an extension of the consent through September 15, 2023, provided we continue to hold at least $17 million of cash in accounts at SVB. As a result, we are unable to borrow against our credit facility until we return sufficient cash and cash equivalents to SVB to comply with the covenant discussed above and maintain compliance with the other covenants in the credit facility.
Borrowings under the facility are secured by substantially all of our properties, rights and assets, excluding intellectual property. As of April 30, 2023, we had no outstanding borrowings under our revolving line of credit.
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
Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any such covenants could result in a default under the applicable loan agreement, which could cause all of the outstanding indebtedness under such credit facility to become immediately due and payable and terminate all commitments to extend further credit. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy.
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

Widespread investor concerns regarding the U.S. or international financial systems could also result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
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
•the impact of public health concerns, such as the COVID-19 pandemic, on the economy, our company, our customers, suppliers or employees;
•macroeconomic conditions, such as rising interest and inflation rates and economic slowdowns and recessions, and political conditions or events including those resulting from geopolitical uncertainty and instability or war, such as the ongoing military conflict between Russia and Ukraine; and
•our sale of common stock or other securities in the future.

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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, followed by First Republic Bank on May 1, 2023. Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank, First Republic Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. We had a minimal amount of exposure to the SVB closure and did not experience any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot predict. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
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
•delayed or loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources; or
•potential or actual breach of financial covenants in our credit agreements or credit arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
In addition, a customer, partner or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer, partner or supplier bankruptcy or insolvency, or the failure of any customer or partner to make payments when due, or any breach or default by a customer, partner or supplier, or the loss of any significant customer, partner or supplier relationships, may have a material adverse impact on our business.

Risks relating to our bylaws and certificate of incorporation

Anti-takeover provisions under our incorporation documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
Our seventh amended and restated certificate of incorporation (as amended, our "certificate of incorporation") and our third amended and restated by-laws ("bylaws") contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
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
Third Amended and Restated By-laws of the Registrant (incorporated by reference to exhibit 3.2 to the Registrant's Annual Report on Form 10-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 23, 2023)

10.1#
Second Amended and Restated Employment Agreement, effective March 24, 2023, between the Registrant and Balaji Gandhi (incorporated by reference to exhibit 10.1 to the Registrant's Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 22, 2023)

10.2#	Second Amended and Restated Employment Agreement, effective February 1, 2021, between the Registrant and Michael Davidoff (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHREESIA, INC.

Date: June 1, 2023	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: June 1, 2023	By:	/s/ Balaji Gandhi
Balaji Gandhi
Chief Financial Officer
(Principal Financial Officer)