Form 10-Q
period 2023-07-31
Phreesia, Inc.
filed 2023-09-07
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 1, 2023, 55,208,674 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
For the Quarter Ended July 31, 2023

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
•We have made, and in the future, make acquisitions and investments which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.
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
•our ability to realize the intended benefits of our acquisitions, including that of Comsort, Inc., d/b/a MediFind ("MediFind") on June 30, 2023 and Access eForms, LLC ("Access") on August 11, 2023; and
•other risks and uncertainties, including those listed under the section titled "Risk Factors."
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

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also use the following social media and web channels as a means of disclosing information about the company, our products and services, our planned financial and other announcements, attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:

PHREESIA Twitter Account (https://twitter.com/phreesia)
PHREESIA Facebook Page (https://www.facebook.com/phreesia/)
PHREESIA LinkedIn Page (https://www.linkedin.com/company/phreesia)
PHREESIA Instagram Account (https://www.instagram.com/phreesia.co)
PHREESIA News Page (https://www.phreesia.com/news/)
PHREESIA Life Sciences Twitter Account (https://twitter.com/PhreesiaLifeSci)
PHREESIA Life Sciences Facebook Page (https://www.facebook.com/PhreesiaLifeSciences/)
PHREESIA Life Sciences LinkedIn Page (https://www.linkedin.com/company/phreesia-life-sciences/)
PHREESIA Life Sciences Page (https://lifesciences.phreesia.com)
INSIGNIA Health website (https://www.insigniahealth.com/)
MEDIFIND website (https://www.medifind.com/)
ACCESS EFORMS website (https://accessefm.com/)

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 31, 2023	January 31, 2023
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$127,677	$176,683
Settlement assets	25,158	22,599
Accounts receivable, net of allowance for doubtful accounts of $770 and $1,053 as of July 31, 2023 and January 31, 2023, respectively	53,913	51,394
Deferred contract acquisition costs	820	1,056
Prepaid expenses and other current assets	11,662	10,709
Total current assets	219,230	262,441
Property and equipment, net of accumulated depreciation and amortization of $68,044 and $59,847 as of July 31, 2023 and January 31, 2023, respectively	22,816	21,670
Capitalized internal-use software, net of accumulated amortization of $41,552 and $37,236 as of July 31, 2023 and January 31, 2023, respectively	41,205	35,150
Operating lease right-of-use assets	227	569
Deferred contract acquisition costs	1,370	1,754
Intangible assets, net of accumulated amortization of $3,256 and $2,549 as of July 31, 2023 and January 31, 2023, respectively	12,994	11,401
Deferred tax asset	—	81
Goodwill	40,611	33,736
Other assets	1,989	3,255
Total Assets	$340,442	$370,057
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$25,158	$22,599
Current portion of finance lease liabilities and other debt	7,112	5,172
Current portion of operating lease liabilities	416	934
Accounts payable	7,948	10,836
Accrued expenses	27,794	21,810
Deferred revenue	16,441	17,688
Total current liabilities	84,869	79,039
Long-term finance lease liabilities and other debt	8,055	2,725
Operating lease liabilities, non-current	216	349
Long-term deferred revenue	99	125
Long-term deferred tax liabilities	183	—
Total Liabilities	93,422	82,238
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value - 500,000,000 shares authorized as of both July 31, 2023 and January 31, 2023; 55,364,795 and 54,187,172 shares issued as of July 31, 2023 and January 31, 2023, respectively	554	542
Additional paid-in capital	971,120	926,957
Accumulated deficit	(680,382)	(606,084)
Treasury stock, at cost, 1,300,430 and 971,236 shares as of July 31, 2023 and January 31, 2023, respectively	(44,272)	(33,596)
Total Stockholders’ Equity	247,020	287,819
Total Liabilities and Stockholders’ Equity	$340,442	$370,057
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022
Revenue:
Subscription and related services	$39,301	$31,069	$77,188	$60,170
Payment processing fees	23,631	19,581	47,884	38,962
Network solutions	22,898	17,217	44,603	32,089
Total revenues	85,830	67,867	169,675	131,221
Expenses:
Cost of revenue (excluding depreciation and amortization)	14,449	14,873	29,356	29,259
Payment processing expense	15,852	12,554	31,942	24,712
Sales and marketing	37,244	38,341	74,657	78,372
Research and development	27,471	22,542	53,940	43,177
General and administrative	20,988	20,073	40,865	40,928
Depreciation	4,244	4,220	8,748	8,498
Amortization	2,537	1,599	5,023	3,203
Total expenses	122,785	114,202	244,531	228,149
Operating loss	(36,955)	(46,335)	(74,856)	(96,928)
Other income, net	50	38	8	7
Interest income (expense), net	786	(206)	1,504	(589)
Total other income (expense), net	836	(168)	1,512	(582)
Loss before provision for income taxes	(36,119)	(46,503)	(73,344)	(97,510)
Provision for income taxes	(648)	(213)	(954)	(448)
Net loss	$(36,767)	$(46,716)	$(74,298)	$(97,958)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.89)	$(1.39)	$(1.88)
Weighted-average common shares outstanding, basic and diluted	53,794,060	52,325,209	53,574,584	52,135,250
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2022	52,095,964	$521	$860,657	$(429,938)	$(13,960)	$417,280
Net loss	—	—	—	(51,242)	—	(51,242)
Stock-based compensation	—	—	12,594	—	—	12,594
Exercise of stock options and vesting of restricted stock units	326,624	4	544	—	—	548
Issuance of stock for share-settled bonus awards	233,135	2	6,772	—	—	6,774
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(4,735)	(4,735)
Balance, April 30, 2022	52,655,723	$527	$880,567	$(481,180)	$(18,695)	$381,219
Net loss	—	—	—	(46,716)	—	(46,716)
Stock-based compensation	—	—	13,236	—	—	13,236
Exercise of stock options and release of restricted stock units	321,148	3	422	—	—	425
Issuance of common stock for employee stock purchase plan	95,967	1	2,039			2,040
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,740)	(1,740)
Balance, July 31, 2022	53,072,838	$531	$896,264	$(527,896)	$(20,435)	$348,464

Balance, February 1, 2023	54,187,172	$542	$926,957	$(606,084)	$(33,596)	$287,819
Net loss	—	—	—	(37,531)	—	(37,531)
Stock-based compensation	—	—	14,950	—	—	14,950
Exercise of stock options and vesting of restricted stock units	404,012	4	151	—	—	155
Issuance of stock for share-settled bonus awards	175,688	2	5,295	—	—	5,297
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(7,079)	(7,079)
Balance, April 30, 2023	54,766,872	$548	$947,353	$(643,615)	$(40,675)	$263,611
Net loss	—	$—	$—	$(36,767)	$—	$(36,767)
Stock-based compensation	—	—	16,747	—	—	16,747
Exercise of stock options and release of restricted stock units	374,128	3	423	—	—	426
Issuance of stock for share-settled bonus awards	2,886	—	86	—	—	86
Issuance of common stock for employee stock purchase plan	70,123	1	1,837	—	—	1,838
Issuance of common stock as consideration in business combinations	150,786	2	4,674	—	—	4,676
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(3,597)	(3,597)
Balance, July 31, 2023	55,364,795	$554	$971,120	$(680,382)	$(44,272)	$247,020

See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six months ended July 31,
	2023	2022
Operating activities:
Net loss	$(74,298)	$(97,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,771	11,701
Stock-based compensation expense	35,786	28,709
Amortization of deferred financing costs and debt discount	169	144
Cost of Phreesia hardware purchased by customers	650	546
Deferred contract acquisition costs amortization	620	905
Non-cash operating lease expense	342	1,022
Deferred taxes	142	440
Changes in operating assets and liabilities:
Accounts receivable	(2,370)	(6,696)
Prepaid expenses and other assets	769	3,190
Deferred contract acquisition costs	—	(177)
Accounts payable	(2,415)	3,715
Accrued expenses and other liabilities	6,061	983
Lease liabilities	(652)	(647)
Deferred revenue	(1,565)	647
Net cash used in operating activities	(22,990)	(53,476)
Investing activities:
Acquisitions, net of cash acquired	(3,873)	—
Capitalized internal-use software	(9,820)	(10,242)
Purchases of property and equipment	(2,102)	(2,634)
Net cash used in investing activities	(15,795)	(12,876)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	675	1,141
Treasury stock to satisfy tax withholdings on stock compensation awards	(10,725)	(6,309)
Proceeds from employee stock purchase plan	1,863	1,949
Finance lease payments	(3,427)	(2,899)
Constructive financing	1,688	—
Principal payments on financing agreements	(45)	(216)
Debt issuance costs and loan facility fee payments	(250)	(397)
Net cash used in financing activities	(10,221)	(6,731)
Net decrease in cash and cash equivalents	(49,006)	(73,083)
Cash and cash equivalents – beginning of period	176,683	313,812
Cash and cash equivalents – end of period	$127,677	$240,729

Supplemental information of non-cash investing and financing information:
Property and equipment acquisitions through finance leases	$7,067	$526
Purchase of property and equipment and capitalized software included in current liabilities	$1,509	$2,379
Capitalized stock-based compensation	$714	$695
Issuance of stock to settle liabilities for stock-based compensation	$7,221	$8,814
Issuance of stock as consideration in business combinations	$4,676	$—
Issuance of liabilities as consideration in business combinations	$91	$—
Capitalized software acquired through vendor financing	$2,047	$—
Cash paid for:
Interest	$354	$446
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
The Company is also party to the Second Amended and Restated Loan and Security Agreement with SVB, as amended by the First Loan Modification Agreement (the “Third SVB Facility”), which contains certain restrictive covenants including a covenant that limits the Company's ability to retain specified levels of cash in accounts outside of SVB. On March 10, 2023, the Company obtained consent from SVB to hold up to $165 million of cash in accounts outside SVB until May 15, 2023. On May 8, 2023, the Company obtained an extension of the consent through September 15, 2023, provided the Company continues to hold at least $17 million of cash in accounts at SVB. On August 21, 2023, the Company obtained a further extension of the consent through November 15, 2023, provided the Company continues to hold at least $17 million of cash in accounts at SVB. The consent serves to permit the Company to borrow against the Third SVB Facility once the cash and cash equivalents retained outside of SVB are compliant with the covenant and so long as the Company remains in compliance with all other covenants under the Third SVB Facility. With the exception of this consent, the SVB developments and related FDIC actions noted above have not materially impacted the Company's financial position or its operations.
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
(c) Unaudited interim financial statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of July 31, 2023 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended July 31, 2023 and 2022. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2023.
(d) Network solutions revenue
During the year ended January 31, 2023, the Company relabeled its Life sciences category of revenue presented on its Consolidated Statements of Operations to Network solutions revenue. The Company’s Network solutions revenue includes fees from life sciences and payer clients for delivering direct communications to help activate, engage and educate patients about topics critical to their health using the Phreesia Platform. During the three and six months ended July 31, 2022, the Company's Network solutions revenue was generated by its life sciences clients. There have been no changes to previously reported revenues.
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
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three and six months ended July 31, 2023 and 2022. As of both July 31, 2023 and January 31, 2023, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.
(c) Risks and uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws and government regulations. Additionally, the Company is subject to other risks associated with the markets in which it operates including reliance on third-party vendors, partners, and service providers. The Company supplements its workforce with contractors and consultants, including a substantial number of contractors and consultants in international locations. Certain of the Company's service providers, including certain third-party software developers, are located in international locations subject to warfare and/or political and economic instability, such as Ukraine and India. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of the Company's business and the Company's customer’s facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, political and economic instability, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of our productions and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of the Company's operations, adversely impacting the Company’s operating results and the Company's ability to meet the Company's obligations and commitments.
(d) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three and six months ended July 31, 2023, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
Recent accounting pronouncements not yet adopted
There are no recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of July 31, 2023 and January 31, 2023 are as follows:

	July 31, 2023	January 31, 2023
Payroll-related expenses and taxes	$10,335	$10,345
Payment processing fees liability	4,817	4,796
Acquisition-related liabilities	241	96
Tax liabilities	2,993	1,491
Information technology	5,359	2,249
Other	4,049	2,833
Total	$27,794	$21,810

(b) Property and equipment
Property and equipment as of July 31, 2023 and January 31, 2023 are as follows:

	Useful Life
	(years)	July 31, 2023	January 31, 2023
PhreesiaPads and Arrivals Kiosks	3	$17,906	$17,932
Computer equipment	3	61,707	54,485
Computer software	3 to 5	10,719	8,571
Hardware development	3	528	529
Total property and equipment		$90,860	$81,517
Less accumulated depreciation		(68,044)	(59,847)
Property and equipment — net		$22,816	$21,670
Depreciation expense related to property and equipment amounted to $4,244 and $4,220 for the three months ended July 31, 2023 and 2022, respectively. Depreciation expense related to property and equipment amounted to $8,748 and $8,498 for the six months ended July 31, 2023 and 2022, respectively.

Assets acquired under finance leases included in computer equipment were $34,880 and $27,813 as of July 31, 2023 and January 31, 2023, respectively. Accumulated amortization of assets under finance leases was $24,035 and $20,657 as of July 31, 2023 and January 31, 2023, respectively.
(c) Capitalized internal use software
For the three months ended July 31, 2023 and 2022, the Company capitalized $5,225 and $5,970, respectively, of costs related to the Phreesia Platform. For the six months ended July 31, 2023 and 2022, the Company capitalized $10,371 and $12,395, respectively, of costs related to the Phreesia Platform.
During the three months ended July 31, 2023 and 2022, amortization expense related to capitalized internal-use software was $2,173 and $1,255, respectively. During the six months ended July 31, 2023 and 2022, amortization expense related to capitalized internal-use software was $4,316 and $2,516, respectively.
(d) Intangible assets and goodwill
On June 30, 2023, the Company entered into an agreement to acquire Comsort, Inc. d/b/a MediFind ("MediFind") (the "MediFind Acquisition"). The Company acquired certain intangible assets and goodwill in connection with the MediFind Acquisition. See Note 15 - Acquisitions for additional information regarding the MediFind Acquisition. The tables set forth below include intangible assets and goodwill acquired in all of the Company's acquisitions.
The following presents the details of intangible assets as of July 31, 2023 and January 31, 2023:

	Useful Life
	(years)	July 31, 2023	January 31, 2023
Acquired technology	5 to 7	$2,610	$1,410
Customer relationship	7 to 10	6,740	6,340
License	15	6,200	6,200
Trademark	15	$700	$—
Total intangible assets, gross carrying value		$16,250	$13,950
Less accumulated amortization		(3,256)	(2,549)
Net carrying value		$12,994	$11,401
The remaining useful life for acquired technology in years was 5.6 and 2.7 as of July 31, 2023 and January 31, 2023, respectively. The remaining useful life for customer relationships in years was 8.0 and 8.3 as of July 31, 2023 and January 31, 2023, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 13.4 and 13.8 as of July 31, 2023 and January 31, 2023, respectively. The remaining useful life for the trademark in years was 14.9 as of July 31, 2023.

Amortization expense associated with intangible assets amounted to $364 and $344 for the three months ended July 31, 2023 and 2022, respectively. Amortization expense associated with intangible assets amounted to $707 and $687 for the six months ended July 31, 2023 and 2022, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of July 31, 2023:

July 31, 2023
2024 (Remaining six months)	$803
Fiscal Years Ending January 31,
2025	1,531
2026	1,500
2027	1,207
2028 - thereafter	7,953
Total	$12,994
The following table presents a roll-forward of goodwill for the six months ended July 31, 2023:

Balance at January 31, 2023	$33,736
Goodwill acquired during the period ended July 31, 2023	6,875
Balance at July 31, 2023	$40,611
(e) Accounts receivable
Accounts receivable as of July 31, 2023 and January 31, 2023 are as follows:

	July 31, 2023	January 31, 2023
Billed	$48,273	$51,458
Unbilled	6,410	989
Total accounts receivable, gross	$54,683	$52,447
Less accounts receivable allowances	(770)	(1,053)
Total accounts receivable	$53,913	$51,394

Activity in the Company's allowance for doubtful accounts was as follows for the three months ended July 31, 2023:

July 31, 2023
Balance, January 31, 2023	$1,053
Bad debt expense	64
Write-offs and adjustments	(347)
Balance, July 31, 2023	$770

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
(f) Prepaid and other current assets
Prepaid and other current assets as of July 31, 2023 and January 31, 2023 are as follows:

	July 31, 2023	January 31, 2023
Prepaid software and business systems	$4,055	$3,426
Prepaid data center expenses	3,947	2,389
Prepaid insurance	93	1,552
Other prepaid expenses and other current assets	3,567	3,342
Total prepaid and other current assets	$11,662	$10,709
(g) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within Prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. As of both July 31, 2023 and January 31, 2023 capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532. Accumulated amortization of capitalized implementation costs for these arrangements was $814 and $610 as of July 31, 2023 and January 31, 2023, respectively.
(h) Other income, net
Other income, net for the three months ended July 31, 2023 and 2022 was $50 and $38, respectively. Other income, net for the six months ended July 31, 2023 and 2022 was $8 and $7, respectively. For all periods presented, other income, net was composed primarily of foreign exchange gains and other miscellaneous income.
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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $2,603 and $2,482 for the three months ended July 31, 2023 and 2022, respectively. The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $5,265 and $4,974 for the six months ended July 31, 2023 and 2022, respectively.

Contract balances
The following table represents a roll-forward of contract assets:

January 31, 2023	$989
Amount transferred to receivables from beginning balance of contract assets	(975)
Contract asset additions, net of reclassification to receivables	6,396
July 31, 2023	$6,410

The following table represents a roll-forward of deferred revenue:

January 31, 2023	$17,813
Revenue recognized that was included in deferred revenue at the beginning of the period	(13,095)
Net increase in current period deferred revenue	11,530
Deferred revenue added in acquisitions	292
July 31, 2023	$16,540

Cost to obtain a contract

The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $280 and $438 for the three months ended July 31, 2023 and 2022, respectively. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $620 and $905 for the six months ended July 31, 2023 and 2022, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Beginning balance, January 31, 2023	$2,810
Amortization of deferred contract acquisition costs	(620)
Ending balance, July 31, 2023	2,190

Deferred contract acquisition costs, current (to be amortized in next 12 months)	820
Deferred contract acquisition costs, non-current	1,370
Total deferred contract acquisition costs	$2,190
6. Finance leases and other debt
As of July 31, 2023 and January 31, 2023, the Company had the following outstanding finance lease liabilities and other debt:

	July 31, 2023	January 31, 2023
Finance leases	$11,292	$7,651
Financing arrangements	3,800	46
Accrued interest and payments	75	200
Total finance lease liabilities and other debt	15,167	7,897
Less - current portion of finance lease liabilities and other debt	(7,112)	(5,172)
Long-term finance lease liabilities and other debt	$8,055	$2,725

(a) Finance leases
See Note 10 - Leases for more information regarding finance leases.
(b) Financing agreements
On June 8, 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software, equipment and service licenses. As of July 31, 2023, there was $3,800 in outstanding principal and interest due under the financing agreement. The financing agreement requires the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement is 10.5% per annum.
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
On March 28, 2022 (the "Third SVB Effective Date"), the Company entered into a First Loan Modification Agreement to the Second SVB Facility (as amended, the "Third SVB Facility") to increase the borrowing capacity from $50,000 to $100,000 and to reduce the interest rate on the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. Borrowings under the Third SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%. As of July 31, 2023, the interest rate on the Third SVB Facility was 8.00%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of approximately $250 per year and a quarterly fee of 0.15% per annum of the average unused revolving line under the facility. The Company had $100,000 of availability under the facility as of July 31, 2023.
In the event that the Company terminates the Third SVB Facility prior to May 5, 2024, the Company will be required to pay a termination fee of up to 1.5% of borrowing capacity based on the length of time between termination and maturity. Any Company obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Third SVB Facility includes a financial covenant that requires the Company to maintain a minimum Adjusted Quick Ratio as defined in the Third SVB Facility. The Third SVB Facility also includes a financial covenant that requires the Company to achieve certain profitability and liquidity thresholds. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. Additionally, the Third SVB Facility contains a covenant limiting the amount of cash and cash equivalents the Company can hold outside SVB. The Third SVB Facility also contains customary events of default. The Company was in compliance with all covenants related to the Third SVB Facility as of July 31, 2023.
As of July 31, 2023 and January 31, 2023, there was no debt outstanding related to the Third SVB Facility and the Second SVB Facility, respectively. As a result, the Company presented all unamortized deferred costs within other assets as of July 31, 2023 and January 31, 2023, respectively. The Company is amortizing the remaining unamortized costs over the remaining term of the Third SVB Facility.
Maturities of finance leases and other debt, in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
2024 (Remaining six months)	$3,806	$3,358	$448
Fiscal year ending January 31:
2025	6,241	4,863	1,378
2026	3,990	2,660	1,330
2027	1,131	412	719
2028	—	—	—
Total maturities of finance leases and other debt	$15,167	$11,292	$3,875
The following table presents the components of interest income (expense), net:

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022
Interest expense (1)	$(420)	$(292)	$(713)	$(694)
Interest income	1,206	86	2,217	105
Interest income (expense), net	$786	$(206)	$1,504	$(589)
(1) Includes amortization of deferred financing costs and original issue discount.
7. Stockholders' Equity
(a) Common stock
The Company closed an IPO on July 22, 2019 and filed an Amended and Restated Certificate of Incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.
In connection with the MediFind Acquisition, on June 30, 2023, the Company issued 150,786 shares of common stock, par value $0.01 per share to the former owners of MediFind as partial consideration to acquire MediFind. On July 3, 2023, the Company filed a prospectus supplement to register the shares with the SEC. See Note 15 - Acquisitions for additional information regarding the MediFind Acquisition.
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the six months ended July 31, 2023 were made pursuant to the 2019 plan, respectively.
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
In July 2023, the Board of Directors also adopted the Company’s 2023 Inducement Award Plan (the "Inducement Plan"). The Inducement Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") or its delegates to make equity-based incentive awards including stock options, RSUs and PSUs to employees of acquired companies to induce them to join the Company. The total shares of common stock initially reserved under the Inducement Plan was 500,000 shares.
As of July 31, 2023, there are 4,988,341 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 508,343 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of July 31, 2023, there were 13,161 outstanding restricted stock units and 486,839 shares available for future grant under the Inducement Plan.
(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022
RSUs	$13,703	$10,752	$26,602	$20,701
Liability awards	2,278	1,669	4,803	3,574
PSUs	2,751	1,805	4,395	3,447
ESPP	286	321	655	808
Stock options	7	358	45	874
Total stock based compensation	$19,025	$14,905	$36,500	$29,404

The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022
Stock-based compensation expense recorded to additional paid-in capital	$16,747	$13,236	$31,697	$25,830
Stock-based compensation expense recorded to accrued expenses	2,278	1,669	4,803	3,574
Total stock-based compensation	19,025	14,905	36,500	29,404
Less stock-based compensation expense capitalized as internal-use software	(377)	(347)	(714)	(695)
Stock-based compensation expense per consolidated statements of operations	$18,648	$14,558	$35,786	$28,709

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
Additionally, at the beginning of each fiscal year, the Company provides certain employees the option to settle their incentive bonus in immediately vested RSUs. In April 2023, the Company issued 178,574 immediately vested RSUs to settle full-year fiscal 2023 share-settled bonus awards. The RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share-settled bonus awards.

Restricted stock units
Unvested, January 31, 2023	3,917,753
Granted in six months ended July 31, 2023(1)	1,813,611
Vested	(834,220)
Forfeited and expired	(328,219)
Unvested, July 31, 2023	4,568,925
(1) Includes 13,161 awards granted pursuant to the 2023 Inducement Award Plan.

As of July 31, 2023, there is $128,352 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.85 years.
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

Stock option activity for the six months ended July 31, 2023 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2023	1,385,193	$6.26
Granted in six months ended July 31, 2023	—	$—
Exercised	(147,764)	$3.88
Forfeited and expired	(415)	$4.71
Outstanding and expected to vest — July 31, 2023	1,237,014	$6.54	4.78	$31,146
Exercisable — July 31, 2023	1,236,358	$6.53	4.78	$31,143
Amount vested in six months ended July 31, 2023	23,909	$13.05
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended July 31, 2023 and 2022 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $4,214 and $4,029, respectively.
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
Market-based PSU activity for the six months ended July 31, 2023 are as follows:

Performance stock units
Outstanding, January 31, 2023	648,233
Granted in six months ended July 31, 2023	13,492
Vested	—
Forfeited and expired	(74,472)
Outstanding, July 31, 2023	587,253
As of July 31, 2023, unrecognized compensation cost related to PSUs was $18,609, to be recognized on a straight-line basis over a weighted average term of 2.0 years, subject to the participants' continued employment with the Company.
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

During the three and six months ended July 31, 2023, the Company issued 70,123 shares of common stock under the ESPP. In connection with these issuances, the Company recorded increases of $1,838 to common stock and additional paid-in capital within stockholders' equity. As of July 31, 2023, unrecognized compensation cost related to the ESPP was $507, to be recognized over the next five months.
(g) Liability awards
At the beginning of each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the bonuses converted. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. During the six months ended July 31, 2023, the Company settled $5,383 of share-settled bonus awards by issuing 178,574 immediately vested RSUs. See (c) Restricted Stock Units above for additional discussion regarding RSUs.
9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of July 31, 2023 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2023

Money market mutual funds	$95,615	$—	$—	$95,615
Total assets	$95,615	$—	$—	$95,615

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
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the three and six months ended July 31, 2023 and 2022.
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
As of July 31, 2023, for operating leases, the weighted-average remaining lease term is 1.3 years and the weighted-average discount rate is 3.5%. As of July 31, 2023, for finance leases, the weighted-average remaining lease term is 2.1 years, and the weighted-average discount rate is 5.9%.
The components of lease expense for the six months ended July 31, 2023 were as follows:

July 31, 2023
Operating leases:
Operating lease cost	$363
Variable lease cost	31
Total operating lease cost	$394
Finance leases:
Amortization of right-of-use assets	$3,379
Interest on lease liabilities	280
Total finance lease cost	$3,659
The following represents a schedule of maturing lease commitments for operating and finance leases as of July 31, 2023:

	July 31, 2023
	Operating	Finance
Maturity of lease liabilities
2024 (remaining six months)	$297	$3,593
Fiscal year ending January 31,
2025	225	5,204
2026	86	2,847
2027	42	440
Thereafter	7	—
Total future minimum lease payments	$657	$12,084
Less: interest	(25)	(792)
Present value of lease liabilities	$632	$11,292
As of July 31, 2023, the Company has signed a finance lease for computer equipment which is not expected to commence until the fiscal quarter ended October 31, 2023. Total undiscounted payments through the fiscal year ended January 31, 2027 related to the lease are $338 and are excluded from the table above but are included in our other contractual purchase commitments. See Note 11 - Commitments and contingencies for additional information regarding other contractual purchase commitments. Other supplemental cash flow information for the six months ended July 31, 2023 was as follows:

July 31, 2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$703
Operating cash used for finance leases	236
Financing cash used for finance leases	3,427
Total	$4,366

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$—
Finance	7,067
Total	$7,067
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
During the three and six months ended July 31, 2023, the Company recognized $2,603 and $5,265, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of July 31, 2023, except for those with terms of one year or less.
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
During fiscal 2023, the Company signed a finance lease which commenced during the six months ended July 31, 2023. Total undiscounted payments through the fiscal year ended January 31, 2027 related to the lease of $7,720 were included in other contractual commitments as of January 31, 2023 and were added at present value to finance lease liabilities during the six months ended July 31, 2023.
During the six months ended July 31, 2023, the Company entered into a new non-cancelable purchase commitment to support its technology infrastructure. Total undiscounted payments through the fiscal year ended January 31, 2026 are $2,114.
During the six months ended July 31, 2023, there were no other significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.
12. Income taxes
For the three and six months ended July 31, 2023, the Company recorded tax provision of $648 and $954, respectively, compared to a tax provision of $213 and $448, respectively, for the corresponding periods in the prior year. The Company's provision for income taxes was 1.3% and 0.5% of loss before income taxes for the six months ended July 31, 2023 and 2022, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets, and due to foreign income tax expense primarily related to the use of its Canadian net operating loss carry forwards attributable to the Company's Canadian branch.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for its U.S. deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both July 31, 2023 and January 31, 2023.

13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended July 31,		Six months ended July 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(36,767)	$(46,716)	$(74,298)	$(97,958)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	53,794,060	52,325,209	53,574,584	52,135,250
Net loss per share attributable to common stockholders	$(0.68)	$(0.89)	$(1.39)	$(1.88)

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

	As of July 31,
	2023	2022
Stock options to purchase common stock, restricted stock and performance stock awards	7,167,904	6,623,285
Employee stock purchase plan	72,501	76,634
Total	7,240,405	6,699,919

14. Related party transactions
For the three months ended July 31, 2023 and 2022, the Company recognized revenue totaling $261 and $197, respectively, for advertisements placed by a pharmaceutical company, respectively. For the six months ended July 31, 2023 and 2022, the Company recognized revenue totaling $549 and $351, respectively. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of July 31, 2023 and January 31, 2023, accounts receivable from the pharmaceutical company totaled approximately $271 and $339, respectively.
For the three months ended July 31, 2022, the Company recognized general and administrative expenses totaling $77 for software agreements with a software company. For the six months ended July 31, 2023 and 2022, the Company recognized general and administrative expenses totaling $118 and $220, respectively. One of the Company's independent members of its board of directors served as the chief executive officer and on the board of directors for this software company until May 2023. This Company is no longer a related party subsequent to May 2023. As of January 31, 2023, prepaid expenses and other current assets included approximately $51 of payments made to this software company. The expense and asset amounts presented above include amounts incurred while the entity was a related party.
One of the Company's independent members of its board of directors has served as the chief financial officer of a software company since April 2022. The Company recognized de minimis expenses during both the three and six months ended July 31, 2023 and 2022 under software agreements with this software company.

15. Acquisitions
Acquisition of MediFind
On June 30, 2023, the Company entered into an agreement to acquire 100% of the outstanding equity of MediFind for aggregate consideration payable of $8,871 (the "MediFind Acquisition"). A portion of the consideration was paid in cash at closing (subject to a customary working capital adjustment) with the remainder of the consideration settled through the issuance of 150,786 shares of the Company's Common Stock to certain MediFind stockholders. MediFind is a consumer-facing healthcare product that helps patients - especially those with serious, chronic and rare diseases - find better care faster. The MediFind Acquisition was accounted for as a business combination. The Company acquired MediFind to reinforce its commitment to patient-centered care and expand its offerings to consumers.
The following table summarizes the purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration:

Cash consideration paid to sellers	$4,104
Equity consideration paid to sellers	4,676
Liabilities incurred to sellers	91
Total fair value of acquisition consideration	$8,871

The following table summarizes the calculation of cash paid for the MediFind Acquisition, net of cash acquired per the Company's consolidated statement of cash flows for the six months ended July 31, 2023:

Cash consideration paid to sellers	$4,104
Less: Cash acquired	(231)
Cash paid for MediFind Acquisition net of cash acquired per statement of cash flows	$3,873
The purchase price was allocated to the tangible assets acquired, the identifiable intangible assets acquired and the liabilities assumed based on their acquisition-date estimated fair values or other measurement bases specified by ASC 805 - Business Combinations.

The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

Cash	$231
Accounts receivable	149
Other current assets	722
Identified intangible assets acquired	2,300
Goodwill	6,875
Total assets acquired	10,277
Accounts payable	(84)
Accrued liabilities	(907)
Deferred revenue	(292)
Deferred income tax liabilities	(123)
Total purchase price	$8,871

The components of intangible assets acquired were as follows:

	Estimated Useful Life (in Years)	Fair Value
Technology	7	$1,200
Trademark	15	700
Customer relationships	10	400
Total identifiable intangible assets acquired		$2,300
The weighted average amortization period for acquired intangible assets as of the date of acquisition is 10 years.
The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of MediFind. The fair value of the acquired technology and trademark assets were estimated using the relief from royalty method. The fair value of customer relationships was estimated using a multi-period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each asset.
The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method. The amortization of intangible assets is not expected to be deductible for income tax purposes.
The goodwill recognized in the MediFind Acquisition is primarily attributable to expected synergies of the combined businesses driven by integrating the technology into the Phreesia Platform and engaging with patients and providers, as well as the acquisition of an assembled workforce. The goodwill is not expected to be deductible for tax purposes.

During the six months ended July 31, 2023, the Company incurred $699 of acquisition related costs for the MediFind Acquisition. These costs are primarily included within general and administrative expenses in our consolidated statements of operations.

16. Subsequent events
On August 11, 2023, the Company acquired Access, an innovative electronic forms management and automation provider that helps hospitals across the country streamline workflows, improve compliance and deliver a better patient experience, for total consideration of $38,374, subject to customary purchase price adjustments. Consideration transferred included $6,480 of cash, 1,096,436 shares of Phreesia common stock with an acquisition-date value of $30,645, and liabilities of $1,249. The Company acquired Access to enhance and build on its existing functionality in the acute care space and to expand its network of clients and partners.

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
Financial Highlights
•Total revenue increased 26% to $85.8 million in the three months ended July 31, 2023, as compared with $67.9 million in the three months ended July 31, 2022.
•Total revenue increased 29% to $169.7 million in the six months ended July 31, 2023, as compared with $131.2 million in the six months ended July 31, 2022.
•Net loss was $36.8 million in the three months ended July 31, 2023, as compared to a net loss of $46.7 million in the three months ended July 31, 2022.
•Net loss was $74.3 million in the six months ended July 31, 2023, as compared to a net loss of $98.0 million in the six months ended July 31, 2022.
•Adjusted EBITDA was negative $11.5 million in the three months ended July 31, 2023, as compared to negative $26.0 million in the three months ended July 31, 2022.
•Adjusted EBITDA was negative $25.3 million in the six months ended July 31, 2023, as compared to negative $56.5 million in the six months ended July 31, 2022.
•Net cash used in operating activities was $9.3 million for the three months ended July 31, 2023, as compared to net cash used in operating activities of $19.8 million for the three months ended July 31, 2022.
•Net cash used in operating activities was $23.0 million for the six months ended July 31, 2023, as compared to net cash used in operating activities of $53.5 million for the six months ended July 31, 2022.
•Free cash flow was negative $15.2 million and negative $34.9 million for the three and six months ended July 31, 2023, respectively, compared to negative $25.7 million and negative $66.4 million for the three and six months ended July 31, 2022, respectively.
•Cash and cash equivalents as of July 31, 2023 was $127.7 million, a decrease of $49.0 million compared to January 31, 2023.
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
Recent developments and current economic conditions
Acquisitions
On June 30, 2023, we acquired MediFind for total cash and equity consideration of $8.9 million. MediFind is a consumer-facing healthcare product that helps patients - especially those with serious, chronic and rare diseases - find better care faster. We acquired MediFind to reinforce our commitment to patient-centered care and expand our offerings to consumers.
See Note 15 - Acquisitions in Part I - Item 8 of this Quarterly Report on Form 10-Q for additional information regarding the MediFind Acquisition.
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

	Three months ended July 31,		Six months ended July 31,
Unaudited	2023	2022	2023	2022
Key Metrics:
Average number of healthcare services clients ("AHSCs")	3,445	2,776	3,377	2,651
Healthcare services revenue per AHSC	$18,268	$18,248	$37,036	$37,397
Total revenue per AHSC	$24,914	$24,448	$50,244	$64,004

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
•Healthcare services revenue per AHSC. We define Healthcare services revenue as the sum of subscription and related services revenue and payment processing revenue. We define Healthcare services revenue per AHSC as healthcare services revenue in a given period divided by AHSCs during that same period. We are focused on continually delivering value to our healthcare services clients and believe that our ability to increase healthcare services revenue per AHSC is an indicator of the long-term value of the Phreesia Platform. Healthcare services revenue per AHSC remained relatively flat at $18,268 in the three months ended July 31, 2023 as compared to $18,248 in the same period in the prior year.
•Total revenue per AHSC. We define Total revenue per AHSC as Total revenue in a given period divided by AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment processing revenue. Additionally, our relationships with healthcare services clients who subscribe to the Phreesia Platform give us the opportunity to engage with life sciences companies, health plans and other payer organizations, patient advocacy, public interest and other not-for-profit organizations who deliver direct communication to patients through our Platform. As a result, we believe that our ability to increase Total revenue per AHSC is an indicator of the long-term value of the Phreesia Platform. Total revenue per AHSC was $24,914 in the three months ended July 31, 2023 as compared to $24,448 in the same period in the prior year, an increase of 2%. The increase was driven primarily by network solutions revenue growth that outpaced AHSC growth.

Additional Information

	Three months ended July 31,		Six months ended July 31,
Unaudited	2023	2022	2023	2022
Patient payment volume (in millions)	$989	$811	$2,005	$1,648
Payment facilitator volume percentage	82%	80%	82%	80%
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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through the Phreesia Platform. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 82% and 80% of our patient payment volume in the three months ended July 31, 2023 and 2022, respectively. Credit and debit patient payment volume processed through our payment facilitator model represented 82% and 80% of our patient payment volume in the six months ended July 31, 2023 and 2022, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions. Utilization trends have been dynamic through the pandemic, diverging from our pre-pandemic seasonality. We expect the environment to remain dynamic through fiscal year 2024.
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
Other income, net
Our other income and expense line items consist of the following:
•Other income, net. Other income, net consists of foreign currency-related gains and losses and other miscellaneous income (expense).
•Interest income. Interest income consists of interest earned on our cash and cash equivalent balances.
•Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations as well as amortization of discounts and deferred financing costs.
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that substantially all of our U.S. deferred tax assets as of July 31, 2023 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Comparison of results of operations for the three and six months ended July 31, 2023 and 2022

Revenue

	Three months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Subscription and related services	$39,301	$31,069	$8,232	26%
Payment processing fees	23,631	19,581	4,050	21%
Network solutions	22,898	17,217	5,681	33%
Total revenue	$85,830	$67,867	$17,963	26%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $8.2 million to $39.3 million for the three months ended July 31, 2023, as compared to $31.1 million for the three months ended July 31, 2022, primarily due to the addition of new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $4.1 million to $23.6 million for the three months ended July 31, 2023, as compared to $19.6 million for the three months ended July 31, 2022, due to the addition of more healthcare services clients, which drove increases in patient visits and patient payments processed through the Phreesia Platform.
•Network solutions. Our revenue from life science and payer clients increased $5.7 million to $22.9 million for the three months ended July 31, 2023, as compared to $17.2 million for the three months ended July 31, 2022, due to an increase in new activation, engagement and education programs and deeper patient outreach among the existing programs.

	Six months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Subscription and related services	$77,188	$60,170	$17,018	28%
Payment processing fees	47,884	38,962	8,922	23%
Network solutions	44,603	32,089	12,514	39%
Total revenue	$169,675	$131,221	$38,454	29%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $17.0 million to $77.2 million for the six months ended July 31, 2023, as compared to $60.2 million for the six months ended July 31, 2022, primarily due to the addition of new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $8.9 million to $47.9 million for the six months ended July 31, 2023, as compared to $39.0 million for the six months ended July 31, 2022, due to the addition of more healthcare services clients, which drove increases in patient visits and patient payments processed through the Phreesia Platform.
•Network solutions. Our revenue from life science and payer clients increased $12.5 million to $44.6 million for the six months ended July 31, 2023, as compared to $32.1 million for the six months ended July 31, 2022, due to an increase in new activation, engagement and education programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$14,449	$14,873	$(424)	(3)%

Cost of revenue (excluding depreciation and amortization) decreased $0.4 million to $14.4 million for the three months ended July 31, 2023, as compared to $14.9 million for the three months ended July 31, 2022. The decrease resulted primarily from a $1.2 million decrease in employee compensation and benefits costs driven by lower average headcount, partially offset by a $0.8 million increase in third-party costs driven by growth in revenue.
Stock compensation expense incurred related to cost of revenue was $1.2 million and $1.0 million for the three months ended July 31, 2023 and 2022, respectively.

	Six months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$29,356	$29,259	$97	—%
Cost of revenue (excluding depreciation and amortization) increased $0.1 million to $29.4 million for the six months ended July 31, 2023, as compared to $29.3 million for the six months ended July 31, 2022. The increase resulted primarily from a $2.3 million increase in third-party costs driven by growth in revenue, partially offset by a $2.2 million decrease in employee compensation and benefits costs driven by lower average headcount.
Stock compensation expense incurred related to cost of revenue was $2.2 million and $1.8 million for the six months ended July 31, 2023 and 2022, respectively.

Payment processing expense

	Three months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Payment processing expense	$15,852	$12,554	$3,298	26%
Payment processing expense increased $3.3 million to $15.9 million for the three months ended July 31, 2023, as compared to $12.6 million for the three months ended July 31, 2022. The increase resulted primarily from an increase in payment processing fees revenue and patient payments processed through the Phreesia Platform, each driven by an increase in patient visits over the prior year.

	Six months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Payment processing expense	$31,942	$24,712	$7,230	29%
Payment processing expense increased $7.2 million to $31.9 million for the six months ended July 31, 2023, as compared to $24.7 million for the six months ended July 31, 2022. The increase resulted primarily from an increase in payment processing fees revenue and patient payments processed through the Phreesia Platform, each driven by an increase in patient visits over the prior year.

Sales and marketing

	Three months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$37,244	$38,341	$(1,097)	(3)%
Sales and marketing expense decreased $1.1 million to $37.2 million for the three months ended July 31, 2023, as compared to $38.3 million for the three months ended July 31, 2022. The decrease was primarily attributable to a $2.0 million decrease in total compensation and benefits costs driven by lower average headcount, partially offset by a $1.0 million increase in third-party sales and marketing costs.
Stock compensation expense incurred related to sales and marketing expense was $7.1 million and $5.4 million for the three months ended July 31, 2023 and 2022, respectively.

	Six months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$74,657	$78,372	$(3,715)	(5)%
Sales and marketing expense decreased $3.7 million to $74.7 million for the six months ended July 31, 2023, as compared to $78.4 million for the six months ended July 31, 2022. The decrease was primarily attributable to a $5.8 million decrease in total compensation and benefits costs driven by lower average headcount, partially offset by a $1.7 million increase in third-party sales and marketing costs.
Stock compensation expense incurred related to sales and marketing expense was $13.5 million and $11.1 million for the six months ended July 31, 2023 and 2022, respectively.

Research and development

	Three months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$27,471	$22,542	$4,929	22%
Research and development expense increased $4.9 million to $27.5 million for the three months ended July 31, 2023, as compared to $22.5 million for the three months ended July 31, 2022. The increase resulted primarily from a $4.2 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount, as well as a $0.7 million increase in software and other third-party research and development costs.
Stock compensation expense incurred related to research and development expense was $4.6 million and $3.0 million for the three months ended July 31, 2023 and 2022, respectively.

	Six months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$53,940	$43,177	$10,763	25%
Research and development expense increased $10.8 million to $53.9 million for the six months ended July 31, 2023, as compared to $43.2 million for the six months ended July 31, 2022. The increase resulted primarily from an $8.3 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased headcount, as well as a $0.9 million increase in outside services costs and higher software costs.
Stock compensation expense incurred related to research and development expense was $8.4 million and $5.5 million for the six months ended July 31, 2023 and 2022, respectively.

General and administrative

	Three months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$20,988	$20,073	$915	5%
General and administrative expense increased $0.9 million to $21.0 million for the three months ended July 31, 2023, as compared to $20.1 million for the three months ended July 31, 2022. The increase resulted primarily from higher outside services costs associated with current year acquisitions.
Stock compensation incurred related to general and administrative expense was $5.7 million and $5.2 million for the three months ended July 31, 2023 and 2022, respectively.

	Six months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$40,865	$40,928	$(63)	—%

General and administrative expense remained relatively flat at $40.9 million for the six months ended July 31, 2023, as compared to $40.9 million for the six months ended July 31, 2022. The $0.1 million decrease resulted primarily from lower travel and entertainment costs, as well as lower insurance costs, partially offset by higher outside services costs associated with current year acquisitions.
Stock compensation incurred related to general and administrative expense was $11.6 million and $10.3 million for the three months ended July 31, 2023 and 2022, respectively.

Depreciation

	Three months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Depreciation	$4,244	$4,220	$24	1%
Depreciation expense remained relatively flat at $4.2 million for the three months ended July 31, 2023, as compared to $4.2 million for the three months ended July 31, 2022.

	Six months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Depreciation	$8,748	$8,498	$250	3%
Depreciation expense increased $0.3 million to $8.7 million for the six months ended July 31, 2023, as compared to $8.5 million for the six months ended July 31, 2022. The increase was primarily attributable to higher data center and computer equipment depreciation.

Amortization

	Three months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Amortization	$2,537	$1,599	$938	59%
Amortization expense increased $0.9 million to $2.5 million for the three months ended July 31, 2023 as compared to $1.6 million for the three months ended July 31, 2022. The increase was primarily driven by higher amortization of capitalized internal-use software development costs.

	Six months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Amortization	$5,023	$3,203	$1,820	57%
Amortization expense increased $1.8 million to $5.0 million for the six months ended July 31, 2023 as compared to $3.2 million for the six months ended July 31, 2022. The increase was primarily driven by higher amortization of capitalized internal-use software development costs.

Other income, net

	Three months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Other income, net	$50	$38	$12	32%

Other income, net was not significant and remained relatively flat during the three months ended July 31, 2023 and 2022.

	Six months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Other income, net	$8	$7	$1	14%
Other income, net was not significant and remained relatively flat during the six months ended July 31, 2023 and 2022.
Interest income (expense), net

	Three months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Interest income (expense), net	$786	$(206)	$992	(482)%
Interest income (expense), net was comprised of income of $0.8 million for the three months ended July 31, 2023, as compared to expense of $0.2 million for the three months ended July 31, 2022. The $1.0 million change is primarily attributable to higher interest income earned from our cash and cash equivalent balances.

	Six months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Interest income (expense), net	$1,504	$(589)	$2,093	(355)%
Interest income (expense), net was comprised of income of $1.5 million for the six months ended July 31, 2023, as compared to expense of $0.6 million for the six months ended July 31, 2022. The $2.1 million change is primarily attributable to higher interest income earned from our cash and cash equivalent balances.

Provision for income taxes

	Three months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$(648)	$(213)	$(435)	204%
Provision for income taxes increased by $0.4 million to $0.6 million for the three months ended July 31, 2023 compared to $0.2 million for the three months ended July 31, 2022. Provision for income taxes relates primarily to Canadian and U.S. federal and state income taxes.

	Six months ended July 31,
(in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$(954)	$(448)	$(506)	113%
Provision for income taxes increased by $0.5 million to $1.0 million for the six months ended July 31, 2023 compared to $0.4 million for the six months ended July 31, 2022. Provision for income taxes relates primarily to utilization of Canadian net operating loss carryforwards and U.S. federal and state income taxes.

Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss before interest (income) expense, net, provision for income taxes, depreciation and amortization, and before stock-based compensation expense and other income, net.

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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2023	2022	2023	2022
Net loss	$(36,767)	$(46,716)	$(74,298)	$(97,958)
Interest (income) expense, net	(786)	206	(1,504)	589
Provision for income taxes	648	213	954	448
Depreciation and amortization	6,781	5,819	13,771	11,701
Stock-based compensation expense	18,648	14,558	35,786	28,709
Other income, net	(50)	(38)	(8)	(7)
Adjusted EBITDA	$(11,526)	$(25,958)	$(25,299)	$(56,518)
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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2023	2022	2023	2022
Net cash used in operating activities	$(9,331)	$(19,843)	$(22,990)	$(53,476)
Less:
Capitalized internal-use software	(5,088)	(5,003)	(9,820)	(10,242)
Purchases of property and equipment	(755)	(849)	(2,102)	(2,634)
Free cash flow	$(15,174)	$(25,695)	$(34,912)	$(66,352)

Liquidity and capital resources
As of July 31, 2023 and January 31, 2023, we had cash and cash equivalents of $127.7 million and $176.7 million, respectively. Cash and cash equivalents consist of money market mutual funds and cash on deposit.
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
Third SVB Facility
On March 28, 2022, we entered into the Third SVB Facility to increase the borrowing capacity from $50.0 million to $100.0 million. The Third SVB Facility also reduced the interest rate to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%, amended the annual commitment fees to approximately $0.3 million per year and amended the quarterly fee to 0.15% per annum of the average unused revolving line under the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. As of July 31, 2023, the interest rate on the Third SVB Facility was 8.00%.
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
We are also party to the Third SVB Facility, which contains certain restrictive covenants including a covenant that limits our ability to retain specified levels of cash in accounts outside of SVB. On March 10, 2023, we obtained consent from SVB to hold up to $165 million of cash in accounts outside SVB until May 15, 2023. On May 8, 2023, we obtained an extension of the consent through September 15, 2023, provided we continue to hold at least $17 million of cash in accounts at SVB. On August 21, 2023, we obtained a further extension of the consent through November 15, 2023, provided we continue to hold at least $17 million of cash in accounts at SVB. The consent serves to permit us to borrow against the Third SVB Facility once the cash and cash equivalents retained outside of SVB are compliant with the covenant and so long as we remain in compliance with all other covenants under the Third SVB Facility. With the exception of this consent, the SVB developments and related FDIC actions noted above have not materially impacted our financial position or our operations.
We believe that our cash and cash equivalents along with cash generated in the normal course of business, are sufficient to fund our operations for at least the next 12 months.
Financing agreements
On June 8, 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of July 31, 2023, there was $3,800 in outstanding principal and interest due under the agreement. The financing agreement requires us to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the agreement is 10.5% per annum.
Shares issued as consideration for acquisition
On June 30, 2023, the Company entered into an agreement to acquire 100% of the outstanding equity of MediFind for total consideration of $8,871, which included the issuance of 150,786 shares of the Company's Common Stock to certain MediFind stockholders.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended July 31,
(in thousands, unaudited)	2023	2022
Net cash used in operating activities	$(22,990)	$(53,476)
Net cash used in investing activities	(15,795)	(12,876)
Net cash used in financing activities	(10,221)	(6,731)
Net decrease in cash and cash equivalents	$(49,006)	$(73,083)
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
During the six months ended July 31, 2023, net cash used in operating activities was $23.0 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
During the six months ended July 31, 2022, net cash used in operating activities was $53.5 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
The change in net cash used in operating activities was driven primarily by an increase in cash received from customers driven by higher revenues as well as higher interest income on money market mutual funds we held during the period ended July 31, 2023.
Investing activities
During the six months ended July 31, 2023, net cash used in investing activities was $15.8 million, principally resulting from $9.8 million of capitalized internal-use software costs, $3.9 million of net cash paid for the MediFind Acquisition, as well as $2.1 million of purchases of property and equipment, principally for software.

During the six months ended July 31, 2022, net cash used in investing activities was $12.9 million, principally resulting from capital expenditures, the majority of which consisted of $10.2 million of capitalized internal-use software costs, as well as $2.6 million of purchases of property and equipment, principally the purchase of data center equipment.
Financing activities
During the six months ended July 31, 2023, net cash used in financing activities was $10.2 million, primarily consisting of $10.7 million used for treasury stock to satisfy tax withholdings on stock compensation awards and $3.4 million used for principal payments on finance leases, partially offset by $2.5 million in proceeds from our equity compensation plans and $1.7 million constructive financing related to our software financing arrangement.
During the six months ended July 31, 2022, net cash used in financing activities was $6.7 million, primarily consisting of $6.3 million used for treasury stock to satisfy tax withholdings on stock compensation awards and $2.9 million used for principal payments on finance leases, partially offset by $3.1 million in proceeds from our equity compensation plans and $0.4 million of financing fees related to the Third SVB Facility.
Material Cash Requirements
Our material cash requirements relate to leases, financing arrangements and contractual purchase commitments and human capital.
During the six months ended July 31, 2023, the Company recorded a finance lease with total undiscounted payments of $7,720 through the fiscal year ended January 31, 2027. As of January 31, 2023, undiscounted payments for this lease were included in contractual purchase commitments as the lease had not yet commenced. Additionally, during the six months ended July 31, 2023, the Company entered into a new non-cancelable purchase commitment to support our technology infrastructure. Total undiscounted payments through the fiscal year ended January 31, 2026 are $2,114.
During the six months ended July 31, 2023, there were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended July 31, 2023 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest rate risk

As of July 31, 2023, our cash and cash equivalents consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

As of July 31, 2023, we had no debt outstanding under the Third SVB Facility. See Closure of SVB below and Note 1 - Background and liquidity and Note 6 - Finance leases and other debt within Item 1 - Financial Statements (unaudited) for additional information regarding the Third SVB Facility, the closure of SVB and its impact on the Third SVB Facility.

Although we had no debt outstanding under the Third SVB Facility as of January 31, 2023, changes in interest rates would affect interest expense if we borrow against the Third SVB Facility in the future. Additionally, changes in interest rates will impact the discount rate and resulting interest expense for any new finance leases or software financing arrangements.
During the six months ended July 31, 2023, there were no significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant operating losses since our inception. For the three and six months ended July 31, 2023 and the years ended January 31, 2023 and January 31, 2022, we had net losses of $36.8 million, $74.3 million, $176.1 million and $118.0 million, respectively, and losses from operations of $37.0 million $74.9 million, $176.6 million and $116.8 million respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the Phreesia Platform, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
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
•regulatory compliance costs;
•the timing, size and integration success of recent and potential future acquisitions;
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
We may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA (as defined below). Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our business and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we obtain health information, as well as the healthcare services clients who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights, violated applicable privacy laws and regulations or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
We have made, and may in the future, make acquisitions and investments which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.
We have in the past acquired, and we may continue to acquire or invest in, businesses, products or technologies that we believe could complement or expand our products and services, enhance our market coverage or technical capabilities or otherwise offer growth opportunities. This may include acquiring or investing in companies, businesses, products or technologies that are tangential to our current business and/or in which we have limited or no prior operating experience.
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
•use of substantial portions of our available cash or equity securities or the incurrence of debt to consummate the acquisition;
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
Our payments platform is a core element of our business. For the three and six months ended July 31, 2023 and the fiscal year ended January 31, 2023, our payments platform generated 28%, 28% and 28% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, were to be reduced as a result of disruptions in the payment processing industry or other factors, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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
Numerous complex federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information. State laws may be even more restrictive and not preempted by HIPAA (as defined below), and may be subject to varying interpretations by the courts and government agencies. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. Further, these varying interpretations could create complex compliance issues for us and our partners and potentially expose us to additional expense, liability, penalties, negatively impact our client relationships, and lead to adverse publicity, and all of these risks could adversely affect our business in the short and long term. In addition, contractual obligations and in the future, legislation may limit, forbid or regulate the use or transmission of health information outside of the United States or across other national borders. These developments, if adopted, could render our use of Canadian employees and other non-U.S. resources for work related to such data impracticable or substantially more expensive.
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
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States, such as the CCPA, as amended by the California Privacy Rights Act, or CPRA, which amendments went into effect on January 1, 2023. The CCPA creates specific obligations with respect to processing and storing personal information, and the CPRA amendments created a new state agency that is vested with authority to implement and enforce the CCPA. Additionally, a similar law went into effect in Virginia on January 1, 2023, and further US-state comprehensive privacy laws are set to go into effect throughout 2023, including laws in Colorado, Connecticut, and Utah. Iowa and Indiana have also enacted privacy laws that will go into effect in 2025 and 2026, respectively. Further, Washington has adopted the My Health, My Data Act, a privacy law that imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which will take effect as to the substantial majority of the legislation on March 31, 2024. A number of other states have proposed new privacy laws, which could impose similar or more restrictive requirements than these recently passed laws.
We cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our current or future business. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in various states in the U.S. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country, and the heightened scrutiny associated with the enforcement of such laws, could make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
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
Some of the businesses we have acquired are subject to additional laws and regulations in jurisdictions outside of the United States, including those in the EEA and UK, such as the GDPR and UK GDPR. Compliance with such laws and regulations requires resources and could be more costly and take more time than we anticipate, and could involve new fines or penalties for non-compliance, all of which could adversely affect our business.
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
We have entered into contracts with third-party contractors and vendors to provide critical services relating to our business, including initial software development and cloud hosting. We also rely on third-party providers to enable automated eligibility and benefits verification through our Platform, and we outsource certain of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants in international locations that may be subject to political and economic instability, including India and Ukraine. For example, we have entered into a Master Services Agreement with Rayden, pursuant to which Rayden's India-based personnel exclusively support our business through various functions including, but not limited to finance and accounting, sales and marketing, customer operations, product management and support, and research and development. We are also a party to a Consulting and Development Agreement with DataArt, pursuant to which we primarily outsource certain software development services to DataArt.

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
The ability of our third-party contractors to effectively satisfy our business requirements could be impacted by financial difficulty of our third-party contractors or damage to their operations caused by fire, terrorist attack, natural disaster, or other events. It would be difficult to replace some of our third-party contractors and third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation and operating results could be harmed. For example, the continued Russian invasion of Ukraine has, and may continue to, impact macroeconomic conditions, give rise to regional instability, increase the threat of cyberwarfare and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our third-party contractors that have employees and consultants located in Ukraine. Further, although the length and impact of the continuing conflict are highly unpredictable, individuals located in these areas have been and could continue to be forced to evacuate or voluntarily choose to relocate, making them unavailable to provide services, such as software engineering, to support our business. It could also disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render some of our resources unavailable. While we have risk mitigation efforts in place, the realization of any of these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift some of our development activities to other jurisdictions and/or third-party contractors, which may result in significant disruption, including delays in releases of new versions or updates of our software and incurrence of additional costs. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services could be impaired, and, as a result, our competitive position or our results of operations could suffer.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended July 31, 2023 our net cash used in operating activities was $23.0 million. As of July 31, 2023, we had $127.7 million of cash and cash equivalents, which are held for working capital purposes. We are party to a credit facility with Silicon Valley Bank ("SVB") pursuant to which we have the ability to borrow up to $100.0 million under a revolving line of credit. The credit facility contains a covenant limiting our ability to retain certain levels of cash in accounts outside SVB. As of January 31, 2023, we were in compliance with all covenants in the credit facility. However, in connection with the closure of SVB, we transferred substantially all of our cash and cash equivalents from SVB to other financial institutions. On Friday March 10, 2023, we obtained consent from SVB to retain up to $165 million of cash outside SVB until May 15, 2023 provided we do not borrow against the credit facility. On May 8, 2023, we obtained an extension of the consent through September 15, 2023, provided we continue to hold at least $17 million of cash in accounts at SVB. On August 21, 2023, we obtained a further extension of the consent through November 15, 2023, provided we continue to hold at least $17 million of cash in accounts at SVB. As a result, we are unable to borrow against our credit facility until we return sufficient cash and cash equivalents to SVB to comply with the covenant discussed above and maintain compliance with the other covenants in the credit facility.
Borrowings under the facility are secured by substantially all of our properties, rights and assets, excluding intellectual property. As of July 31, 2023, we had no outstanding borrowings under our revolving line of credit.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no sales of unregistered securities during the quarter ended July 31, 2023 that were not previously reported on a Current Report on Form 8-K.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
On July 18, 2023, David Linetsky, the Company’s Senior Vice President of Life Sciences, terminated a Rule 10b5-1 Trading Plan he had previously adopted with respect to the sale of the Company’s common stock. Mr. Linetsky’s Rule 10b5-1 Trading Plan was intended to satisfy the affirmative defense conditions of Exchange Act Rule

10b5-1(c). It was adopted on October 10, 2022, established a plan with an end date of December 31, 2024 and provided for the sale of up to 91,919 shares of common stock pursuant to the terms of the plan. As of the date of termination of his Rule 10b5-1 Trading Plan, Mr. Linetsky had sold 49,592 shares of common stock under its terms.
In addition, on July 19, 2023, Mr. Linetsky adopted a new Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Linetsky’s Rule 10b5-1 Trading Plan establishes a plan end date of June 30, 2024 and provides for the sale of up to 77,473 shares of common stock, plus an additional number of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by the Company to satisfy applicable taxes, pursuant to the terms of the plan. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Linetsky’s Rule 10b5-1 Trading Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the aggregate number of shares to be sold pursuant to Mr. Linetsky’s 10b5-1 Trading Plan is 125,037.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1
Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange commission on September 10, 2019)

3.2	Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant (filed herewith)

3.3
Third Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 23, 2023)

10.1#

Phreesia, Inc. 2023 Inducement Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on July 13, 2023)

10.2#
Form of RSU Award Agreement under the Phreesia, Inc. 2023 Inducement Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on July 13, 2023)

10.3#
Form of Stock Option Grant Agreement under the Phreesia, Inc. 2023 Inducement Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on July 13, 2023)

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

PHREESIA, INC.

Date: September 7, 2023	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 7, 2023	By:	/s/ Balaji Gandhi
Balaji Gandhi
Chief Financial Officer
(Principal Financial Officer)