Form 10-Q
period 2023-10-31
Phreesia, Inc.
filed 2023-12-06
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 1, 2023, 55,634,942 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
For the Quarter Ended October 31, 2023

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
•We have made, and in the future, may make acquisitions and investments which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.
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
•the intended benefits of our acquisitions, including that of Comsort, Inc., d/b/a MediFind ("MediFind") on June 30, 2023, Access eForms, LLC ("Access") on August 11, 2023 and ConnectOnCall.com, LLC (“ConnectOnCall”) on October 3, 2023; and
•other risks and uncertainties, including those listed under the section titled "Risk Factors."
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

PHREESIA Twitter Account (https://twitter.com/phreesia)
PHREESIA Facebook Page (https://www.facebook.com/phreesia/)
PHREESIA LinkedIn Page (https://www.linkedin.com/company/phreesia)
PHREESIA Instagram Account (https://www.instagram.com/phreesia.co)
PHREESIA News Page (https://www.phreesia.com/news/)
PHREESIA Life Sciences Twitter Account (https://twitter.com/PhreesiaLifeSci)
PHREESIA Life Sciences Facebook Page (https://www.facebook.com/PhreesiaLifeSciences/)
PHREESIA Life Sciences LinkedIn Page (https://www.linkedin.com/company/phreesia-life-sciences/)
PHREESIA Life Sciences Page (https://lifesciences.phreesia.com)
INSIGNIA Health website (https://www.insigniahealth.com/)
MEDIFIND website (https://www.medifind.com/)
ACCESS EFORMS website (https://accessefm.com/)
CONNECTONCALL website (https://wwww.connectoncall.com/)

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 31, 2023	January 31, 2023
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$103,366	$176,683
Settlement assets	24,083	22,599
Accounts receivable, net of allowance for doubtful accounts of $1,556 and $1,053 as of October 31, 2023 and January 31, 2023, respectively	57,439	51,394
Deferred contract acquisition costs	777	1,056
Prepaid expenses and other current assets	13,575	10,709
Total current assets	199,240	262,441
Property and equipment, net of accumulated depreciation and amortization of $72,516 and $59,847 as of October 31, 2023 and January 31, 2023, respectively	19,899	21,670
Capitalized internal-use software, net of accumulated amortization of $43,744 and $37,236 as of October 31, 2023 and January 31, 2023, respectively	44,257	35,150
Operating lease right-of-use assets	431	569
Deferred contract acquisition costs	1,178	1,754
Intangible assets, net of accumulated amortization of $4,044 and $2,549 as of October 31, 2023 and January 31, 2023, respectively	32,506	11,401
Deferred tax asset	—	81
Goodwill	75,468	33,736
Other assets	1,668	3,255
Total Assets	$374,647	$370,057
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$24,083	$22,599
Current portion of finance lease liabilities and other debt	6,753	5,172
Current portion of operating lease liabilities	571	934
Accounts payable	10,904	10,836
Accrued expenses	28,290	21,810
Deferred revenue	22,034	17,688
Other current liabilities	5,790	—
Total current liabilities	98,425	79,039
Long-term finance lease liabilities and other debt	6,845	2,725
Operating lease liabilities, non-current	174	349
Long-term deferred revenue	97	125
Long-term deferred tax liabilities	222	—
Other long-term liabilities	4,286	—
Total Liabilities	110,049	82,238
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value - 500,000,000 shares authorized as of both October 31, 2023 and January 31, 2023; 56,964,279 and 54,187,172 shares issued as of October 31, 2023 and January 31, 2023, respectively	570	542
Additional paid-in capital	1,021,870	926,957
Accumulated deficit	(712,323)	(606,084)
Treasury stock, at cost, 1,355,169 and 971,236 shares as of October 31, 2023 and January 31, 2023, respectively	(45,519)	(33,596)
Total Stockholders’ Equity	264,598	287,819
Total Liabilities and Stockholders’ Equity	$374,647	$370,057
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022
Revenue:
Subscription and related services	$42,595	$32,992	$119,783	$93,162
Payment processing fees	23,218	19,626	71,102	58,588
Network solutions	25,806	20,485	70,409	52,574
Total revenues	91,619	73,103	261,294	204,324
Expenses:
Cost of revenue (excluding depreciation and amortization)	15,529	14,562	44,885	43,821
Payment processing expense	15,410	12,770	47,352	37,482
Sales and marketing	36,478	36,631	111,135	115,003
Research and development	28,544	22,669	82,484	65,846
General and administrative	20,240	19,600	61,105	60,528
Depreciation	4,483	4,865	13,231	13,363
Amortization	2,980	1,817	8,003	5,020
Total expenses	123,664	112,914	368,195	341,063
Operating loss	(32,045)	(39,811)	(106,901)	(136,739)
Other expense, net	(47)	(211)	(39)	(204)
Interest income (expense), net	523	61	2,027	(528)
Total other income (expense), net	476	(150)	1,988	(732)
Loss before provision for income taxes	(31,569)	(39,961)	(104,913)	(137,471)
Provision for income taxes	(372)	(206)	(1,326)	(654)
Net loss	$(31,941)	$(40,167)	$(106,239)	$(138,125)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.76)	$(1.96)	$(2.64)
Weighted-average common shares outstanding, basic and diluted	55,251,074	52,606,400	54,139,555	52,294,026
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2022	52,095,964	$521	$860,657	$(429,938)	$(13,960)	$417,280
Net loss	—	—	—	(51,242)	—	(51,242)
Stock-based compensation	—	—	12,594	—	—	12,594
Exercise of stock options and vesting of restricted stock units	326,624	4	544	—	—	548
Issuance of stock for share-settled bonus awards	233,135	2	6,772	—	—	6,774
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(4,735)	(4,735)
Balance, April 30, 2022	52,655,723	$527	$880,567	$(481,180)	$(18,695)	$381,219
Net loss	—	—	—	(46,716)	—	(46,716)
Stock-based compensation	—	—	13,236	—	—	13,236
Exercise of stock options and release of restricted stock units	321,148	3	422	—	—	425
Issuance of common stock for employee stock purchase plan	95,967	1	2,039			2,040
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,740)	(1,740)
Balance, July 31, 2022	53,072,838	$531	$896,264	$(527,896)	$(20,435)	$348,464
Net loss	—	—	—	(40,167)	—	(40,167)
Stock-based compensation	—	—	13,129	—	—	13,129
Exercise of stock options and vesting of restricted stock units	253,720	2	96	—	—	98
Issuance of stock for share-settled bonus awards	69,796	1	2,037	—	—	2,038
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(3,217)	(3,217)
Balance, October 31, 2022	53,396,354	$534	$911,526	$(568,063)	$(23,652)	$320,345

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Treasury stock	Total
Balance, February 1, 2023	54,187,172	$542	$926,957	$(606,084)	$(33,596)	$287,819
Net loss	—	—	—	(37,531)	—	(37,531)
Stock-based compensation	—	—	14,950	—	—	14,950
Exercise of stock options and vesting of restricted stock units	404,012	4	151	—	—	155
Issuance of stock for share-settled bonus awards	175,688	2	5,295	—	—	5,297
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(7,079)	(7,079)
Balance, April 30, 2023	54,766,872	$548	$947,353	$(643,615)	$(40,675)	$263,611
Net loss	—	—	—	(36,767)	—	(36,767)
Stock-based compensation	—	—	16,747	—	—	16,747
Exercise of stock options and release of restricted stock units	374,128	3	423	—	—	426
Issuance of stock for share-settled bonus awards	2,886	—	86	—	—	86
Issuance of common stock for employee stock purchase plan	70,123	1	1,837	—	—	1,838
Issuance of common stock as consideration in business combinations	150,786	2	4,674	—	—	4,676
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(3,597)	(3,597)
Balance, July 31, 2023	55,364,795	$554	$971,120	$(680,382)	$(44,272)	$247,020
Net loss	—	—	—	(31,941)	—	(31,941)
Stock-based compensation	—	—	16,452	—	—	16,452
Exercise of stock options and vesting of restricted stock units	342,270	3	246	—	—	249
Issuance of stock for share-settled bonus awards	160,778	2	3,418	—	—	3,420
Issuance of common stock as consideration in business combinations	1,096,436	11	30,634	—	—	30,645
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(1,247)	(1,247)
Balance, October 31, 2023	56,964,279	$570	$1,021,870	$(712,323)	$(45,519)	$264,598

See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended October 31,
	2023	2022
Operating activities:
Net loss	$(106,239)	$(138,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,234	18,383
Stock-based compensation expense	53,749	43,491
Amortization of deferred financing costs and debt discount	253	227
Cost of Phreesia hardware purchased by customers	1,232	939
Deferred contract acquisition costs amortization	855	1,318
Non-cash operating lease expense	484	1,543
Deferred taxes	181	515
Changes in operating assets and liabilities:
Accounts receivable	(3,361)	(4,094)
Prepaid expenses and other assets	(761)	(802)
Deferred contract acquisition costs	—	(356)
Accounts payable	(1,226)	4,411
Accrued expenses and other liabilities	6,530	1,931
Lease liabilities	(884)	(981)
Deferred revenue	(1,347)	(2,624)
Net cash used in operating activities	(29,300)	(74,224)
Investing activities:
Acquisitions, net of cash acquired	(14,279)	—
Capitalized internal-use software	(13,889)	(15,576)
Purchases of property and equipment	(3,344)	(4,028)
Net cash used in investing activities	(31,512)	(19,604)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	925	1,225
Treasury stock to satisfy tax withholdings on stock compensation awards	(12,176)	(9,523)
Proceeds from employee stock purchase plan	2,782	2,832
Finance lease payments	(5,156)	(4,316)
Constructive financing	1,688	—
Principal payments on financing agreements	(318)	(216)
Debt issuance costs and loan facility fee payments	(250)	(397)
Net cash used in financing activities	(12,505)	(10,395)
Net decrease in cash and cash equivalents	(73,317)	(104,223)
Cash and cash equivalents – beginning of period	176,683	313,812
Cash and cash equivalents – end of period	$103,366	$209,589

Supplemental information of non-cash investing and financing information:
Operating lease assets acquired in exchange for operating lease liabilities	$346	$—
Property and equipment acquisitions through finance leases	$7,438	$526
Purchase of property and equipment and capitalized software included in current liabilities	$2,911	$3,354
Capitalized stock-based compensation	$1,023	$1,036
Issuance of stock to settle liabilities for stock-based compensation	$10,641	$10,852
Issuance of stock as consideration in business combinations	$35,321	$—
Deferred consideration liabilities payable in business combinations	$10,294	$—
Capitalized software acquired through vendor financing	$2,047	$—
Cash paid for:
Interest	$649	$647
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
As of October 31, 2023, the Company was party to the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”), as amended by the First Loan Modification Agreement (the “Third SVB Facility”), which contained certain restrictive covenants including a covenant that limited the Company's ability to retain specified levels of cash in accounts outside of SVB. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation. On March 27, 2023, SVB was acquired by First Citizens Bank. Prior to these events, on March 9, 2023, we transferred a substantial portion of our cash and cash equivalents from SVB to other financial institutions.
Between March 10, 2023 and November 6, 2023, the Company obtained a series of consents from SVB to, among other things, hold cash and cash equivalents outside of SVB through December 31, 2023 in excess of the limit stipulated in the Third SVB Facility. The consents also served to permit the Company to borrow against the Third SVB Facility upon returning sufficient cash and cash equivalents to its SVB accounts to comply with the covenant described above, and maintaining compliance with all other covenants under the Third SVB Facility. The SVB developments noted above did not materially impact the Company's financial position or its operations as of and for the period ended October 31, 2023. The Company has determined that all of its cash and cash equivalents continue to be available for use by the Company.
On December 4, 2023, the Company entered into a credit agreement with Capital One N.A. containing a senior secured asset-based revolving credit facility with an available borrowing capacity of up to $50.0 million (the “Capital One Credit Facility”). On December 4, 2023, the Company also terminated the Third SVB Facility. See Note 16 - Subsequent events for additional information regarding the Capital One Credit Facility and the termination of the Third SVB Facility.
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
(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of October 31, 2023 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended October 31, 2023 and 2022. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2023.
(d) Network solutions revenue
During the year ended January 31, 2023, the Company relabeled its Life sciences category of revenue presented on its Consolidated Statements of Operations to Network solutions revenue. The Company’s Network solutions revenue includes fees from life sciences and payer clients for delivering direct communications to help activate, engage and educate patients about topics critical to their health using the Phreesia Platform. During the three and nine months ended October 31, 2022, the Company's Network solutions revenue was generated by its life sciences clients. There have been no changes to previously reported revenues.
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
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three and nine months ended October 31, 2023 and 2022. As of both October 31, 2023 and January 31, 2023, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.
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
(d) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three and nine months ended October 31, 2023, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
Recent accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting. The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The new standard also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker, and requires companies with a single reportable segment to provide all disclosures required by Topic 280 – Segment Reporting. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Companies are required to apply ASU 2023-07 retrospectively to all periods presented. The Company is currently evaluating the impact that ASU 2023-07 will have on its financial statements and related disclosures.
There are no other recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of October 31, 2023 and January 31, 2023 are as follows:

	October 31, 2023	January 31, 2023
Payroll-related expenses and taxes	$8,886	$10,345
Payment processing fees liability	5,200	4,796
Acquisition-related liabilities	413	96
Tax liabilities	4,398	1,491
Information technology	6,532	2,249
Other	2,861	2,833
Total	$28,290	$21,810

(b) Other current liabilities and other long-term liabilities

Other current liabilities and other long-term liabilities as of October 31, 2023 were $5,790 and $4,286, respectively. There were no other current liabilities and other long-term liabilities recorded as of January 31, 2023.
Other current liabilities and other long-term liabilities represent liabilities payable to the former equity holders of ConnectOnCall. See Note 15 - Acquisitions for additional information regarding the acquisition of ConnectOnCall.

(c) Property and equipment
Property and equipment as of October 31, 2023 and January 31, 2023 are as follows:

	Useful Life
	(years)	October 31, 2023	January 31, 2023
PhreesiaPads and Arrivals Kiosks	3	$17,976	$17,932
Computer equipment	3	62,391	54,485
Computer software	3 to 5	11,474	8,571
Hardware development	3	574	529
Total property and equipment		$92,415	$81,517
Less accumulated depreciation		(72,516)	(59,847)
Property and equipment — net		$19,899	$21,670
Depreciation expense related to property and equipment amounted to $4,483 and $4,865 for the three months ended October 31, 2023 and 2022, respectively. Depreciation expense related to property and equipment amounted to $13,231 and $13,363 for the nine months ended October 31, 2023 and 2022, respectively.
Assets acquired under finance leases included in computer equipment were $35,250 and $27,813 as of October 31, 2023 and January 31, 2023, respectively. Accumulated amortization of assets under finance leases was $25,773 and $20,657 as of October 31, 2023 and January 31, 2023, respectively.
(d) Capitalized internal use software
For the three months ended October 31, 2023 and 2022, the Company capitalized $5,244 and $5,758, respectively, of costs related to the Phreesia Platform. For the nine months ended October 31, 2023 and 2022, the Company capitalized $15,615 and $18,153, respectively, of costs related to the Phreesia Platform.
During the three months ended October 31, 2023 and 2022, amortization expense related to capitalized internal-use software was $2,192 and $1,476, respectively. During the nine months ended October 31, 2023 and 2022, amortization expense related to capitalized internal-use software was $6,508 and $3,992, respectively.
(e) Intangible assets and goodwill
On June 30, 2023, the Company entered into an agreement to acquire Comsort, Inc. d/b/a MediFind ("MediFind") (the "MediFind Acquisition"). The Company acquired certain intangible assets and goodwill in connection with the MediFind Acquisition. See Note 15 - Acquisitions for additional information regarding the MediFind Acquisition.
On August 11, 2023, the Company entered into an agreement to acquire Access eForms, LLC ("Access") (the "Access Acquisition"). The Company acquired certain intangible assets and goodwill in connection with the Access Acquisition. See Note 15 - Acquisitions for additional information regarding the Access Acquisition.
On October 3, 2023, the Company entered into an agreement to acquire ConnectOnCall.com, LLC ("ConnectOnCall") (the "ConnectOnCall Acquisition"). The Company acquired certain intangible assets and goodwill in connection with the ConnectOnCall Acquisition. See Note 15 - Acquisitions for additional information regarding the ConnectOnCall Acquisition.
The tables set forth below include intangible assets and goodwill acquired in all of the Company's acquisitions.

The following presents the details of intangible assets as of October 31, 2023 and January 31, 2023:

	Useful Life
	(years)	October 31, 2023	January 31, 2023
Acquired technology	5 to 7	$9,310	$1,410
Customer relationship	7 to 10	17,940	6,340
License	15	6,200	6,200
Trademarks	15	3,100	—
Total intangible assets, gross carrying value		$36,550	$13,950
Less accumulated amortization		(4,044)	(2,549)
Net carrying value		$32,506	$11,401
The remaining useful life for acquired technology in years was 6.2 and 2.7 as of October 31, 2023 and January 31, 2023, respectively. The remaining useful life for customer relationships in years was 12.6 and 8.3 as of October 31, 2023 and January 31, 2023, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 13.1 and 13.8 as of October 31, 2023 and January 31, 2023, respectively. The remaining useful life for the trademarks in years was 14.8 as of October 31, 2023.
Amortization expense associated with intangible assets amounted to $788 and $341 for the three months ended October 31, 2023 and 2022, respectively. Amortization expense associated with intangible assets amounted to $1,495 and $1,028 for the nine months ended October 31, 2023 and 2022, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of October 31, 2023:

October 31, 2023
2024 (Remaining three months)	$882
Fiscal Years Ending January 31,
2025	3,481
2026	3,450
2027	3,157
2028 - thereafter	21,536
Total	$32,506
The following table presents a roll-forward of goodwill for the nine months ended October 31, 2023:

Balance at January 31, 2023	$33,736
Goodwill acquired during the period ended October 31, 2023	41,732
Balance at October 31, 2023	$75,468
For the three months ended October 31, 2023, the Company completed its quarterly triggering event assessments and determined that the decline in the market value of its publicly-traded stock, which resulted in a corresponding decline in its market capitalization, constituted a triggering event. Due to the decline in the Company’s market capitalization during the quarter, the Company has evaluated whether changes in the Company’s market capitalization indicate that the carrying value of goodwill in the Company’s single reporting unit is impaired. As of October 31, 2023 and throughout the three and nine months ended October 31, 2023, the Company’s market capitalization exceeded the carrying value of the Company’s equity by over 100%. As a result, the Company does not believe that changes in the Company’s market capitalization during the three and nine months ended October 31, 2023 indicate that that the carrying amount of the Company’s goodwill is impaired as of October 31, 2023.

(f) Accounts receivable
Accounts receivable as of October 31, 2023 and January 31, 2023 are as follows:

	October 31, 2023	January 31, 2023
Billed	$51,593	$51,458
Unbilled	7,402	989
Total accounts receivable, gross	$58,995	$52,447
Less accounts receivable allowances	(1,556)	(1,053)
Total accounts receivable	$57,439	$51,394

Activity in the Company's allowance for doubtful accounts was as follows for the nine months ended October 31, 2023:

October 31, 2023
Balance, January 31, 2023	$1,053
Bad debt expense	312
Increases due to acquisitions	681
Write-offs and adjustments	(490)
Balance, October 31, 2023	$1,556

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
(g) Prepaid and other current assets
Prepaid and other current assets as of October 31, 2023 and January 31, 2023 are as follows:

	October 31, 2023	January 31, 2023
Prepaid software and business systems	$4,667	$3,426
Prepaid data center expenses	3,375	2,389
Prepaid insurance	1,945	1,552
Other prepaid expenses and other current assets	3,588	3,342
Total prepaid and other current assets	$13,575	$10,709
(h) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within Prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. As of both October 31, 2023 and January 31, 2023 capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532. Accumulated amortization of capitalized implementation costs for these arrangements was $917 and $610 as of October 31, 2023 and January 31, 2023, respectively.
(i) Other expense, net
Other expense, net for the three months ended October 31, 2023 and 2022 was $47 and $211, respectively. Other expense, net for the nine months ended October 31, 2023 and 2022 was $39 and $204, respectively. For all periods presented, other expense, net was composed primarily of foreign exchange losses and other miscellaneous expenses.
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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $2,520 and $2,560 for the three months ended October 31, 2023 and 2022, respectively. The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $7,785 and $7,534 for the nine months ended October 31, 2023 and 2022, respectively.

Contract balances
The following table represents a roll-forward of contract assets:

January 31, 2023	$989
Amount transferred to receivables from beginning balance of contract assets	(967)
Contract assets added from acquisitions	420
Contract asset additions, net of reclassification to receivables	6,960
October 31, 2023	$7,402

The following table represents a roll-forward of deferred revenue:

January 31, 2023	$17,813
Revenue recognized that was included in deferred revenue at the beginning of the period	(14,961)
Deferred revenue added from acquisitions	5,665
Net increase in current period deferred revenue	13,614
October 31, 2023	$22,131

Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $235 and $413 for the three months ended October 31, 2023 and 2022, respectively. Amortization expense is included in sales and marketing expenses in the accompanying statements of operations and totaled $855 and $1,318 for the nine months ended October 31, 2023 and 2022, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Beginning balance, January 31, 2023	$2,810
Amortization of deferred contract acquisition costs	(855)
Ending balance, October 31, 2023	$1,955

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$777
Deferred contract acquisition costs, non-current	1,178
Total deferred contract acquisition costs	$1,955

6. Finance leases and other debt
As of October 31, 2023 and January 31, 2023, the Company had the following outstanding finance lease liabilities and other debt:

	October 31, 2023	January 31, 2023
Finance leases	$9,933	$7,651
Financing arrangements	3,527	46
Accrued interest and payments	138	200
Total finance lease liabilities and other debt	$13,598	$7,897
Less - current portion of finance lease liabilities and other debt	(6,753)	(5,172)
Long-term finance lease liabilities and other debt	$6,845	$2,725

(a) Finance leases
See Note 10 - Leases for more information regarding finance leases.
(b) Financing agreements
On June 8, 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software, equipment and service licenses. As of October 31, 2023, there was $3,527 in outstanding principal and interest due under the financing agreement. The financing agreement requires the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement is 10.5% per annum.
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
On March 28, 2022 (the "Third SVB Effective Date"), the Company entered into a First Loan Modification Agreement to the Second SVB Facility (as amended, the "Third SVB Facility") to increase the borrowing capacity from $50,000 to $100,000 and to reduce the interest rate on the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. Borrowings under the Third SVB Facility bear interest, which is payable monthly, at a floating rate equal to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%. As of October 31, 2023, the interest rate on the Third SVB Facility was 8.00%. In addition to principal and interest due under the revolving credit facility, the Company is required to pay an annual commitment fee of approximately $250 per year and a quarterly fee of 0.15% per annum of the average unused revolving line under the facility. The Company had $100,000 of availability under the facility as of October 31, 2023.
In the event that the Company terminates the Third SVB Facility prior to May 5, 2024, the Company will be required to pay a termination fee of up to 1.5% of borrowing capacity based on the length of time between termination and maturity. Any Company obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of its assets, other than intellectual property. The Third SVB Facility includes a financial covenant that requires the Company to maintain a minimum Adjusted Quick Ratio as defined in the Third SVB Facility. The Third SVB Facility also includes a financial covenant that requires the Company to achieve certain profitability and liquidity thresholds. The financial covenant will not be effective if the Company maintains certain levels of liquidity as defined. Additionally, the Third SVB Facility contains a covenant limiting the amount of cash and cash equivalents the Company can hold outside SVB. The Third SVB Facility also contains customary events of default. The Company was in compliance with all covenants related to the Third SVB Facility as of October 31, 2023.
As of October 31, 2023 and January 31, 2023, there was no debt outstanding related to the Third SVB Facility. As a result, the Company presented all unamortized deferred costs within other assets as of October 31, 2023 and January 31, 2023, respectively. The Company is amortizing the remaining unamortized costs over the remaining term of the Third SVB Facility.

Maturities of finance leases and other debt, in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
2024 (Remaining three months)	$2,069	$1,651	$418
Fiscal year ending January 31:
2025	6,198	5,000	1,198
2026	4,124	2,794	1,330
2027	1,207	488	719
2028	—	—	—
Total maturities of finance leases and other debt	$13,598	$9,933	$3,665
The following table presents the components of interest income (expense), net:

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022
Interest expense (1)	$(517)	$(456)	$(1,230)	$(1,150)
Interest income	1,040	517	3,257	622
Interest income (expense), net	$523	$61	$2,027	$(528)
(1) Includes amortization of deferred financing costs and original issue discount.
7. Stockholders' Equity
(a) Common stock
The Company closed an IPO on July 22, 2019 and filed an Amended and Restated Certificate of Incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.
In connection with the MediFind Acquisition, on June 30, 2023, the Company issued 150,786 shares of common stock, par value $0.01 per share, to the former owners of MediFind as partial consideration to acquire MediFind. On July 3, 2023, the Company filed a prospectus supplement to register the shares with the SEC. See Note 15 - Acquisitions for additional information regarding the MediFind Acquisition.
In connection with the Access Acquisition, on August 11, 2023, the Company issued 1,096,436 shares of common stock, par value $0.01 per share, to the former members of Access as partial consideration to acquire Access. On August 14, 2023, the Company filed a prospectus supplement to register the shares with the SEC. See Note 15 - Acquisitions for additional information regarding the Access Acquisition.
(b) Treasury stock
The Company's equity-based compensation plan allows for the grant of non-vested stock options, restricted stock units ("RSUs") and total shareholder return ("TSR") performance-based stock units ("PSUs") to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Until September 2023, under the provision of the plans, for RSU and PSU awards, unless otherwise elected, employee participants fulfilled their related income tax withholding obligation by having shares withheld at the time of vesting. The shares withheld were then transferred to the Company's treasury stock at cost.
Beginning in September 2023, employee participants fulfilled their related tax withholding obligation by selling vested shares at the time of vesting in non-discretionary transactions pursuant to the Company’s mandatory sell-to-cover policy (sell-to-cover). The proceeds from the employee participants’ sales of vested shares is remitted to the Company to cover the tax withholding payments to tax authorities. No shares are transferred to the Company’s treasury stock in connection with tax withholdings funded by an employee participant’s sale of vested shares to cover taxes.

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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the nine months ended October 31, 2023 were made pursuant to the 2019 plan, respectively.
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
As of October 31, 2023, there are 4,865,943 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 514,045 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of October 31, 2023, there were 24,258 outstanding restricted stock units and 475,742 shares available for future grant under the Inducement Plan.
(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022
RSUs	$13,402	$10,632	$40,004	$31,333
Liability awards	1,820	1,994	6,623	5,568
PSUs	2,751	1,807	7,146	5,253
ESPP	299	357	954	1,166
Stock options	—	333	45	1,207
Total stock based compensation	$18,272	$15,123	$54,772	$44,527

The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022
Stock-based compensation expense recorded to additional paid-in capital	$16,452	$13,129	$48,149	$38,959
Stock-based compensation expense recorded to accrued expenses	1,820	1,994	6,623	5,568
Total stock-based compensation	$18,272	$15,123	$54,772	$44,527
Less stock-based compensation expense capitalized as internal-use software	(309)	(341)	(1,023)	(1,036)
Stock-based compensation expense per consolidated statements of operations	$17,963	$14,782	$53,749	$43,491

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
Additionally, at the beginning of each fiscal year, the Company provides certain employees the option to settle their incentive bonus in immediately vested RSUs. During the nine months ended October 31, 2023, the Company issued 339,352 immediately vested RSUs to settle full-year fiscal 2023 share-settled bonus awards. The RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share-settled bonus awards.

Restricted stock units
Unvested, January 31, 2023	3,917,753
Granted in nine months ended October 31, 2023(1)	2,135,772
Vested	(1,239,562)
Forfeited and expired	(450,626)
Unvested, October 31, 2023	4,363,337
(1) Includes 24,258 awards granted pursuant to the 2023 Inducement Award Plan.

As of October 31, 2023, there is $113,316 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.68 years.
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

Stock option activity for the nine months ended October 31, 2023 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2023	1,385,193	$6.26
Granted in nine months ended October 31, 2023	—	$—
Exercised	(246,480)	$3.34
Forfeited and expired	(12,474)	$5.87
Outstanding and expected to vest — October 31, 2023	1,126,239	$6.90	4.79	$7,613
Exercisable — October 31, 2023	1,126,239	$6.90	4.79	$7,613
Amount vested in nine months ended October 31, 2023	24,565	$13.41
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended October 31, 2023 and 2022 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $6,034 and $4,661, respectively.
(e) TSR performance-based restricted stock units (“PSUs”)
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
Market-based PSU activity for the nine months ended October 31, 2023 are as follows:

Performance stock units
Outstanding, January 31, 2023	648,233
Granted in nine months ended October 31, 2023	13,492
Vested	—
Forfeited and expired	(74,472)
Outstanding, October 31, 2023	587,253
As of October 31, 2023, unrecognized compensation cost related to PSUs was $15,858, to be recognized on a straight-line basis over a weighted average term of 1.8 years, subject to the participants' continued employment with the Company.
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

During the three and nine months ended October 31, 2023, the Company issued 70,123 shares of common stock under the ESPP. In connection with these issuances, the Company recorded increases of $1,838 to common stock and additional paid-in capital within stockholders' equity. As of October 31, 2023, unrecognized compensation cost related to the ESPP was $186, to be recognized over the next two months.
(g) Liability awards
At the beginning of each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the bonuses converted. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. During the nine months ended October 31, 2023, the Company settled $8,803 of share-settled bonus awards by issuing 339,352 immediately vested RSUs. See (c) Restricted Stock Units above for additional discussion regarding RSUs.
9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of October 31, 2023 and indicates the classification of each item within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2023

Money market mutual funds	$71,146	$—	$—	$71,146
Total assets	$71,146	$—	$—	$71,146

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
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the three and nine months ended October 31, 2023 and 2022.
10. Leases
(a) Phreesia as Lessee
The Company leases office premises and third-party data center space in the U.S. under operating leases which expire on various dates through March 2027. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The Company has also entered into various finance lease arrangements for computer equipment. These agreements are typically three years and are secured by the underlying equipment.

For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of October 31, 2023, for operating leases, the weighted-average remaining lease term is 1.4 years and the weighted-average discount rate is 5.2%. As of October 31, 2023, for finance leases, the weighted-average remaining lease term is 1.9 years, and the weighted-average discount rate is 6.1%.
The components of lease expense for the nine months ended October 31, 2023 were as follows:

October 31, 2023
Operating leases:
Operating lease cost	$515
Variable lease cost	47
Total operating lease cost	$562
Finance leases:
Amortization of right-of-use assets	$5,117
Interest on lease liabilities	439
Total finance lease cost	$5,556
The following represents a schedule of maturing lease commitments for operating and finance leases as of October 31, 2023:

	October 31, 2023
	Operating	Finance
Maturity of lease liabilities
2024 (remaining three months)	$228	$1,764
Fiscal year ending January 31,
2025	404	5,343
2026	86	2,986
2027	42	521
Thereafter	7	—
Total future minimum lease payments	$767	$10,614
Less: interest	(22)	(681)
Present value of lease liabilities	$745	$9,933
Other supplemental cash flow information for the nine months ended October 31, 2023 was as follows:

October 31, 2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$962
Operating cash used for finance leases	395
Financing cash used for finance leases	5,156
Total	$6,513

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$346
Finance	7,438
Total	$7,784
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
During the three and nine months ended October 31, 2023, the Company recognized $2,520 and $7,785, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of October 31, 2023, except for those with terms of one year or less.
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
(c) Other contractual commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support our technology infrastructure as well commitments related to our acquisitions.
During fiscal 2023, the Company signed a finance lease which commenced during the nine months ended October 31, 2023. Total undiscounted payments through the fiscal year ended January 31, 2027 related to the lease of $8,090 were included in other contractual commitments as of January 31, 2023 and were added at present value to finance lease liabilities during the nine months ended October 31, 2023.
During the nine months ended October 31, 2023, the Company entered into a new non-cancelable purchase commitment to support its technology infrastructure. Total undiscounted payments through the fiscal year ended January 31, 2026 are $7,381.
During the nine months ended October 31, 2023, the Company entered into an agreement to acquire 100% of the outstanding equity of ConnectOnCall. In addition to cash paid at closing, consideration transferred to acquire ConnectOnCall included undiscounted payments of $10,937 payable in seven quarterly installments from December 2023 through June 2025. See Note 15 - Acquisitions for additional information regarding the acquisition of ConnectOnCall.

During the nine months ended October 31, 2023, there were no other significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.
12. Income taxes
For the three and nine months ended October 31, 2023, the Company recorded tax provision of $372 and $1,326, respectively, compared to a tax provision of $206 and $654, respectively, for the corresponding periods in the prior year. The Company's provision for income taxes was 1.3% and 0.5% of loss before income taxes for the nine months ended October 31, 2023 and 2022, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets, and due to foreign income tax expense related to its Canadian branch.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for its U.S. deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both October 31, 2023 and January 31, 2023.

13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended October 31,		Nine months ended October 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(31,941)	$(40,167)	$(106,239)	$(138,125)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	55,251,074	52,606,400	54,139,555	52,294,026
Net loss per share attributable to common stockholders	$(0.58)	$(0.76)	$(1.96)	$(2.64)

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

	As of October 31,
	2023	2022
Stock options to purchase common stock, restricted stock and performance stock awards	6,701,132	6,469,378
Employee stock purchase plan	66,799	76,634
Total	6,767,931	6,546,012

14. Related party transactions
For the three months ended October 31, 2023 and 2022, the Company recognized revenue totaling $319 and $170, respectively, for advertisements placed by a pharmaceutical company. For the nine months ended October 31, 2023 and 2022, the Company recognized revenue totaling $868 and $521, respectively, for advertisements placed by that pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of October 31, 2023 and January 31, 2023, accounts receivable from the pharmaceutical company totaled approximately $23 and $339, respectively.
For the three months ended October 31, 2022, the Company recognized general and administrative expenses totaling $77 for software agreements with a software company. For the nine months ended October 31, 2023 and 2022, the Company recognized general and administrative expenses totaling $118 and $297, respectively, for software agreements with that software company. One of the Company's independent members of its board of directors served as the chief executive officer and on the board of directors for this software company until May 2023. This Company is no longer considered a related party subsequent to May 2023. As of January 31, 2023, prepaid expenses and other current assets included approximately $51 of payments made to this software company. The expense and asset amounts presented above include amounts incurred while the entity was a related party.
One of the Company's independent members of its board of directors has served as the chief financial officer of a software company since April 2022. The Company recognized de minimis expenses during both the three and nine months ended October 31, 2023 and 2022 under software agreements with this software company.

15. Acquisitions
Acquisition of MediFind, Access and ConnectOnCall
On June 30, 2023, the Company entered into an agreement to acquire 100% of the outstanding equity of MediFind for aggregate consideration payable of $8,871 (the "MediFind Acquisition"). A portion of the consideration was paid in cash at closing (subject to a customary working capital adjustment) with the remainder of the consideration settled through the issuance of 150,786 shares of the Company's common stock to certain MediFind stockholders. MediFind is a consumer-facing healthcare product that helps patients - especially those with serious, chronic and rare diseases - find better care faster. The MediFind Acquisition was accounted for as a business combination. The Company acquired MediFind to reinforce its commitment to patient-centered care and expand its offerings to consumers.
On August 11, 2023, the Company entered into the Access Acquisition to acquire 100% of the outstanding equity of Access eForms for aggregate consideration payable of $37,411. A portion of the consideration was paid in cash at closing (subject to a customary working capital adjustment) with the remainder of the consideration settled through the issuance of 1,096,436 shares of the Company's common stock to the holders of the outstanding equity of Access eForms. Access is an innovative electronic forms management and automation provider that helps hospitals across the country streamline workflows, improve compliance and deliver a better patient experience. The Access Acquisition was accounted for as a business combination. The Company acquired Access to enhance and build on its existing functionality in the acute care space and to expand its network of clients and partners.
On October 3, 2023, the Company entered into the ConnectOnCall Acquisition to acquire 100% of the outstanding equity of ConnectOnCall for aggregate consideration payable of $13,946. A portion of the consideration was paid in cash at closing with the remainder of the consideration payable in seven quarterly installments beginning in December 2023. ConnectOnCall is a founder-owned company with an automated medical answering solution that routes and triages after-hours calls and manages high daytime call volumes. The ConnectOnCall solution is built on real-time Electronic Health Record (EHR) integrations, enhancing the control and transparency of patient information for providers or practices when returning calls. The Company acquired ConnectOnCall to expand its offerings to provider organizations, helping them make the call-triaging process more efficient and less expensive.
The following table summarizes the estimated acquisition-date fair value of consideration transferred for each acquisition:

	MediFind	Access	ConnectOnCall
Cash consideration paid to sellers	$3,901	$6,766	$3,946
Equity consideration paid to sellers	4,676	30,645	—
Liabilities incurred to sellers	294	—	10,000
Total fair value of acquisition consideration	$8,871	$37,411	$13,946

The acquisition-date fair value of equity consideration transferred was estimated using the closing stock price on the acquisition date for each acquisition. The acquisition-date fair value of liabilities incurred to sellers was estimated based on the timing of payments and an appropriate credit-adjusted discount rate of 9.3% per annum, determined with the assistance of a third-party appraiser. The Company accrues interest on the liability at 9.3% per annum. The Company recorded $76 of interest expense on the liability incurred to sellers during the three months ended October 31, 2023. The total undiscounted liability incurred to the sellers of ConnectOnCall was $10,937.

The following table summarizes the calculation of cash paid for each acquisition, net of cash acquired per the Company's consolidated statement of cash flows for the nine months ended October 31, 2023:

	MediFind	Access	ConnectOnCall
Cash consideration paid to sellers	$3,901	$6,766	$3,946
Less: Cash acquired	(231)	(80)	(23)
Cash paid for acquisitions, net of cash acquired per statement of cash flows	$3,670	$6,686	$3,923

The purchase price was allocated to the tangible assets acquired, the identifiable intangible assets acquired and the liabilities assumed based on their acquisition-date estimated fair values or other measurement bases specified by ASC 805 - Business Combinations.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of each acquisition:

	MediFind	Access	ConnectOnCall
Cash	$231	$80	$23
Accounts receivable	149	2,290	244
Other current assets	722	110	34
Identified intangible assets acquired	2,300	18,300	2,000
Goodwill	6,821	23,006	11,905
Total assets acquired	$10,223	$43,786	$14,206
Accounts payable	(121)	(196)	(133)
Accrued liabilities	(816)	(884)	(49)
Deferred revenue	(292)	(5,295)	(78)
Deferred income tax liabilities	(123)	—	—
Total purchase price	$8,871	$37,411	$13,946

The components of intangible assets acquired in the MediFind Acquisition were as follows:

	Estimated Useful Life (in Years)	Fair Value
Technology	7	$1,200
Trademark	15	700
Customer relationships	10	400
Total identifiable intangible assets acquired		$2,300
The weighted average amortization period for acquired intangible assets as of the date of acquisition is 10 years.
The components of intangible assets acquired in the Access Acquisition were as follows:

	Estimated Useful Life (in Years)	Fair Value
Technology	7	$5,200
Trademark	15	2,400
Customer relationships	15	10,700
Total identifiable intangible assets acquired		$18,300
The weighted average amortization period for acquired intangible assets as of the date of acquisition is 13 years.
The components of intangible assets acquired in the ConnectOnCall Acquisition were as follows:

	Estimated Useful Life (in Years)	Fair Value
Technology	5	$1,500
Customer relationships	15	500
Total identifiable intangible assets acquired		$2,000
The weighted average amortization period for acquired intangible assets as of the date of acquisition is 8 years.
The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of MediFind, Access and ConnectOnCall. The fair value of the acquired technology and trademark assets were estimated using the relief from royalty method. The fair value of customer relationships was estimated using a multi-period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each asset.
The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method. The amortization of intangible assets is not expected to be deductible for income tax purposes.
The goodwill recognized in each of the acquisitions is primarily attributable to expected synergies of the combined businesses driven by integrating the technology into the Phreesia Platform and engaging with patients and providers, as well as the acquisition of an assembled workforce. The tax treatment of goodwill recognized in each acquisition is contingent on the specific structure of the transaction.

During the nine months ended October 31, 2023, the Company incurred $3,115 of acquisition related costs for the MediFind, Access and ConnectOnCall acquisitions. These costs are primarily included within general and administrative expenses in our unaudited consolidated statements of operations.
16. Subsequent events
Subsequent to October 31, 2023, on December 4, 2023, we entered into a new 5-year $50,000 senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5,000 and a letter of credit sub-limit of at least $5,000. The new Capital One Credit Facility was entered into with Capital One, N.A., acting as administrative agent and replaces our previous senior secured revolving credit facility with SVB. The new Capital One Credit Facility will give the Company additional financial flexibility, with attractive terms, through the facility’s five year term. The facility is available to the Company for working capital and general corporate purposes. The Capital One Credit Facility bears interest at a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate as specified in the Credit Agreement. In addition to principal and interest due under the Capital One Credit Facility, the Company is required to pay an annual fee equal to 0.25% of the unused balance of the facility. Additionally, the Company incurred creditor and third party fees of $778 upon entering into the Capital One Credit Facility. The Company recorded the fees to deferred financing cost asset and will amortize the costs over the term of the Capital One Credit Facility.
The Capital One Credit Facility includes financial covenants including, but not limited to requiring the Company to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio and limiting the amount of cash and cash equivalents the Company holds outside Capital One, each as defined in the Credit Agreement.
On December 4, 2023, the Company also terminated the Third SVB Facility. During the fourth quarter of fiscal 2024, the Company recorded a $1,290 loss on extinguishment to other expense, net for $784 of fees to terminate the Third SVB Facility and to write off $506 of unamortized deferred financing costs in connection with the termination of the Third SVB Facility.

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
Financial Highlights
•Total revenue increased 25% to $91.6 million in the three months ended October 31, 2023, as compared with $73.1 million in the three months ended October 31, 2022.
•Total revenue increased 28% to $261.3 million in the nine months ended October 31, 2023, as compared with $204.3 million in the nine months ended October 31, 2022.
•Net loss was $31.9 million in the three months ended October 31, 2023, as compared to a net loss of $40.2 million in the three months ended October 31, 2022.
•Net loss was $106.2 million in the nine months ended October 31, 2023, as compared to a net loss of $138.1 million in the nine months ended October 31, 2022.
•Adjusted EBITDA was negative $6.6 million in the three months ended October 31, 2023, as compared to negative $18.3 million in the three months ended October 31, 2022.
•Adjusted EBITDA was negative $31.9 million in the nine months ended October 31, 2023, as compared to negative $74.9 million in the nine months ended October 31, 2022.
•Net cash used in operating activities was $6.3 million for the three months ended October 31, 2023, as compared to net cash used in operating activities of $20.7 million for the three months ended October 31, 2022.
•Net cash used in operating activities was $29.3 million for the nine months ended October 31, 2023, as compared to net cash used in operating activities of $74.2 million for the nine months ended October 31, 2022.
•Free cash flow was negative $11.6 million and negative $46.5 million for the three and nine months ended October 31, 2023, respectively, compared to negative $27.5 million and negative $93.8 million for the three and nine months ended October 31, 2022, respectively.
•Cash and cash equivalents as of October 31, 2023 was $103.4 million, a decrease of $73.3 million compared to January 31, 2023.
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
On August 11, 2023, we acquired Access for total cash and equity consideration of $37.4 million. Access is an innovative electronic forms management and automation provider that helps hospitals across the country streamline workflows, improve compliance and deliver a better patient experience. We acquired Access to enhance and build on our existing functionality in the acute care space and to expand our network of clients and partners.
On October 3, 2023, we acquired ConnectOnCall for total consideration of $13.9 million. ConnectOnCall is a founder-owned company with an automated medical answering solution that routes and triages after-hours calls and manages high daytime call volumes. We acquired ConnectOnCall to expand our offerings to provider organizations, helping them make the call-triaging process more efficient and less expensive.
See Note 15 - Acquisitions of this Quarterly Report on Form 10-Q for additional information regarding our acquisitions.
Termination of Third SVB Facility
On December 1, 2023, we terminated the Third SVB Facility with SVB. We incurred termination fees of $784 in connection with the termination of the Third SVB Facility.

Capital One Facility
Subsequent to October 31, 2023, on December 4, 2023, we entered into a new 5-year $50.0 million senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5.0 million and a letter of credit sub-limit of at least $5.0 million. The new Capital One Credit Facility was entered into with Capital One, N.A., acting as administrative agent and replaces our previous senior secured revolving credit facility with SVB. The new Capital One Credit Facility will give us additional financial flexibility, with attractive terms, through fiscal year 2028. The facility is available to us for working capital and general corporate purposes. The Capital One Credit Facility bears interest at a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate as specified in the Credit Agreement. In addition to principal and interest due under the Capital One Credit Facility, we are required to pay an annual fee equal to 0.25% of the unused balance of the facility.
Macroeconomic environment and geopolitical conditions
Our business is directly and indirectly affected by macroeconomic conditions, geopolitical conditions and the state of global financial markets. Recent geopolitical uncertainty resulting, in part, from military conflict between Russia and Ukraine and the escalating conflict in the Middle East, as well as other macro-economic conditions, such as the impact of pandemics, increased interest rates, inflation in the cost of goods, services and labor, or a recession or an economic slowdown in the U.S. or internationally have contributed to significant volatility and declines in global financial markets. The uncertainty over the extent and duration of the ongoing conflict and these macroeconomic conditions continues to cause disruptions to businesses and markets worldwide. While none of these factors individually has had a material impact on our business to date, it is difficult to predict the potential impact these factors may have on our future business results, and each could adversely impact our business operations, financial performance and results of operations.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three months ended October 31,		Nine months ended October 31,
Unaudited	2023	2022	2023	2022
Key Metrics:
Average number of healthcare services clients ("AHSCs")	3,688	2,982	3,481	2,761
Healthcare services revenue per AHSC	$17,845	$17,645	$54,836	$54,957
Total revenue per AHSC	$24,842	$24,515	$75,063	$94,637

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

•Healthcare services revenue per AHSC. We define Healthcare services revenue as the sum of subscription and related services revenue and payment processing revenue. We define Healthcare services revenue per AHSC as healthcare services revenue in a given period divided by AHSCs during that same period. We are focused on continually delivering value to our healthcare services clients and believe that our ability to increase healthcare services revenue per AHSC is an indicator of the long-term value of the Phreesia Platform. Healthcare services revenue per AHSC remained relatively flat at $17,845 in the three months ended October 31, 2023 as compared to $17,645 in the same period in the prior year.
•Total revenue per AHSC. We define Total revenue per AHSC as Total revenue in a given period divided by AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment processing revenue. Additionally, our relationships with healthcare services clients who subscribe to the Phreesia Platform give us the opportunity to engage with life sciences companies, health plans and other payer organizations, patient advocacy, public interest and other not-for-profit organizations who deliver direct communication to patients through our Platform. As a result, we believe that our ability to increase Total revenue per AHSC is an indicator of the long-term value of the Phreesia Platform. Total revenue per AHSC was $24,842 in the three months ended October 31, 2023 as compared to $24,515 in the same period in the prior year, an increase of 1%. The increase was driven primarily by network solutions revenue growth that outpaced AHSC growth.
Additional Information

	Three months ended October 31,		Nine months ended October 31,
Unaudited	2023	2022	2023	2022
Patient payment volume (in millions)	$965	$815	$2,970	$2,463
Payment facilitator volume percentage	82%	81%	82%	80%
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

•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through the Phreesia Platform. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 82% and 81% of our patient payment volume in the three months ended October 31, 2023 and 2022, respectively. Credit and debit patient payment volume processed through our payment facilitator model represented 82% and 80% of our patient payment volume in the nine months ended October 31, 2023 and 2022, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions. Patient responsibility typically declines as a share of total spending as the calendar year progresses due to benefit design. Consistent with that trend, payment volume on a per client basis has historically been lower in the second half of our fiscal year as compared to the first half of our fiscal year.
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

Other income (expense), net
Our other income and expense line items consist of the following:
•Other expense, net. Other expense, net consists of foreign currency-related losses and gains and other miscellaneous (expense) income.
•Interest income. Interest income consists of interest earned on our cash and cash equivalent balances.
•Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations as well as amortization of discounts and deferred financing costs.
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that substantially all of our U.S. deferred tax assets as of October 31, 2023 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance.

Comparison of results of operations for the three and nine months ended October 31, 2023 and 2022

Revenue

	Three months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Subscription and related services	$42,595	$32,992	$9,603	29%
Payment processing fees	23,218	19,626	3,592	18%
Network solutions	25,806	20,485	5,321	26%
Total revenue	$91,619	$73,103	$18,516	25%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $9.6 million to $42.6 million for the three months ended October 31, 2023, as compared to $33.0 million for the three months ended October 31, 2022, primarily due to the addition of new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $3.6 million to $23.2 million for the three months ended October 31, 2023, as compared to $19.6 million for the three months ended October 31, 2022, due to the addition of more healthcare services clients, which drove increases in patient visits and patient payments processed through the Phreesia Platform.
•Network solutions. Our revenue from life science and payer clients increased $5.3 million to $25.8 million for the three months ended October 31, 2023, as compared to $20.5 million for the three months ended October 31, 2022, due to an increase in new activation, engagement and education programs and deeper patient outreach among the existing programs.

	Nine months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Subscription and related services	$119,783	$93,162	$26,621	29%
Payment processing fees	71,102	58,588	12,514	21%
Network solutions	70,409	52,574	17,835	34%
Total revenue	$261,294	$204,324	$56,970	28%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $26.6 million to $119.8 million for the nine months ended October 31, 2023, as compared to $93.2 million for the nine months ended October 31, 2022, primarily due to the addition of new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.

•Payment processing fees. Our revenue from patient payments processed through the Phreesia Platform increased $12.5 million to $71.1 million for the nine months ended October 31, 2023, as compared to $58.6 million for the nine months ended October 31, 2022, due to the addition of more healthcare services clients, which drove increases in patient visits and patient payments processed through the Phreesia Platform.
•Network solutions. Our revenue from life science and payer clients increased $17.8 million to $70.4 million for the nine months ended October 31, 2023, as compared to $52.6 million for the nine months ended October 31, 2022, due to an increase in new activation, engagement and education programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$15,529	$14,562	$967	7%
Cost of revenue (excluding depreciation and amortization) increased $1.0 million to $15.5 million for the three months ended October 31, 2023, as compared to $14.6 million for the three months ended October 31, 2022. The increase resulted primarily from a $1.5 million increase in outside services and other third-party costs driven by growth in revenue, partially offset by a $0.6 million decrease in employee compensation and benefits costs.
Stock compensation expense incurred related to cost of revenue was $1.3 million and $0.9 million for the three months ended October 31, 2023 and 2022, respectively.

	Nine months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$44,885	$43,821	$1,064	2%
Cost of revenue (excluding depreciation and amortization) increased $1.1 million to $44.9 million for the nine months ended October 31, 2023, as compared to $43.8 million for the nine months ended October 31, 2022. The increase resulted primarily from a $3.8 million increase in outside services and other third-party costs driven by growth in revenue, partially offset by a $2.8 million decrease in employee compensation and benefits costs driven by lower headcount.
Stock compensation expense incurred related to cost of revenue was $3.5 million and $2.7 million for the nine months ended October 31, 2023 and 2022, respectively.

Payment processing expense

	Three months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Payment processing expense	$15,410	$12,770	$2,640	21%
Payment processing expense increased $2.6 million to $15.4 million for the three months ended October 31, 2023, as compared to $12.8 million for the three months ended October 31, 2022. The increase resulted primarily from an increase in payment processing fees revenue and patient payments processed through the Phreesia Platform, each driven by an increase in patient visits over the prior year.

	Nine months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Payment processing expense	$47,352	$37,482	$9,870	26%
Payment processing expense increased $9.9 million to $47.4 million for the nine months ended October 31, 2023, as compared to $37.5 million for the nine months ended October 31, 2022. The increase resulted primarily from an increase in payment processing fees revenue and patient payments processed through the Phreesia Platform, each driven by an increase in patient visits over the prior year.

Sales and marketing

	Three months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$36,478	$36,631	$(153)	—%
Sales and marketing expense decreased $0.2 million to $36.5 million for the three months ended October 31, 2023, as compared to $36.6 million for the three months ended October 31, 2022. The decrease was primarily attributable to a $1.8 million decrease in total compensation and benefits costs driven by lower headcount, partially offset by a $1.6 million increase in outside services and other third-party sales and marketing costs.
Stock compensation expense incurred related to sales and marketing expense was $6.3 million and $5.5 million for the three months ended October 31, 2023 and 2022, respectively.

	Nine months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Sales and marketing	$111,135	$115,003	$(3,868)	(3)%
Sales and marketing expense decreased $3.9 million to $111.1 million for the nine months ended October 31, 2023, as compared to $115.0 million for the nine months ended October 31, 2022. The decrease was primarily attributable to an $7.3 million decrease in total compensation and benefits costs driven by lower average headcount, partially offset by a $2.4 million increase in outside services and other third-party sales and marketing costs, a $0.3 million increase in partner payment costs and a $0.6 million increase in travel and entertainment costs.
Stock compensation expense incurred related to sales and marketing expense was $19.9 million and $16.6 million for the nine months ended October 31, 2023 and 2022, respectively.

Research and development

	Three months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Research and development	$28,544	$22,669	$5,875	26%
Research and development expense increased $5.9 million to $28.5 million for the three months ended October 31, 2023, as compared to $22.7 million for the three months ended October 31, 2022. The increase resulted primarily from a $4.4 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased research and development headcount, as well as a $1.5 million increase in software, outside services and other third-party research and development costs.
Stock compensation expense incurred related to research and development expense was $4.6 million and $3.0 million for the three months ended October 31, 2023 and 2022, respectively.

	Nine months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Research and development	$82,484	$65,846	$16,638	25%
Research and development expense increased $16.6 million to $82.5 million for the nine months ended October 31, 2023, as compared to $65.8 million for the nine months ended October 31, 2022. The increase resulted primarily from a $11.6 million increase in total compensation and benefits costs driven by higher compensation for existing employees and increased research and development headcount, a $1.6 million increase in outside services costs, a $1.4 million increase in software costs, as well as a $1.1 million increase in hardware and hosting costs.
Stock compensation expense incurred related to research and development expense was $13.0 million and $8.5 million for the nine months ended October 31, 2023 and 2022, respectively.

General and administrative

	Three months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
General and administrative	$20,240	$19,600	$640	3%
General and administrative expense increased $0.6 million to $20.2 million for the three months ended October 31, 2023, as compared to $19.6 million for the three months ended October 31, 2022. The increase resulted primarily from an increase in acquisition related costs and a $0.6 million increase in total employee-related expenses.
Stock compensation incurred related to general and administrative expense was $5.8 million and $5.3 million for the three months ended October 31, 2023 and 2022, respectively.

	Nine months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
General and administrative	$61,105	$60,528	$577	1%
General and administrative expense increased $0.6 million to $61.1 million for the nine months ended October 31, 2023, as compared to $60.5 million for the nine months ended October 31, 2022. The $0.6 million increase resulted primarily from higher outside services costs associated with current year acquisitions, partially offset by lower rent and insurance costs.
Stock compensation incurred related to general and administrative expense was $17.4 million and $15.7 million for the nine months ended October 31, 2023 and 2022, respectively.

Depreciation

	Three months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Depreciation	$4,483	$4,865	$(382)	(8)%
Depreciation expense decreased $0.4 million to $4.5 million for the three months ended October 31, 2023, as compared to $4.9 million for the three months ended October 31, 2022. The decrease was primarily attributable to lower data center and computer equipment depreciation.

	Nine months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Depreciation	$13,231	$13,363	$(132)	(1)%
Depreciation expense decreased $0.1 million to $13.2 million for the nine months ended October 31, 2023, as compared to $13.4 million for the nine months ended October 31, 2022. The decrease was primarily attributable to lower data center and computer equipment depreciation.

Amortization

	Three months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Amortization	$2,980	$1,817	$1,163	64%
Amortization expense increased $1.2 million to $3.0 million for the three months ended October 31, 2023 as compared to $1.8 million for the three months ended October 31, 2022. The increase was primarily driven by higher amortization of capitalized internal-use software development costs as well as amortization of intangible assets acquired during the current year.

	Nine months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Amortization	$8,003	$5,020	$2,983	59%
Amortization expense increased $3.0 million to $8.0 million for the nine months ended October 31, 2023 as compared to $5.0 million for the nine months ended October 31, 2022. The increase was primarily driven by higher amortization of capitalized internal-use software development costs as well as amortization of intangible assets acquired during the current year.

Other expense, net

	Three months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Other expense, net	$(47)	$(211)	$164	(78)%
Other expense, net decreased by $0.2 million during the three months ended October 31, 2023 as compared to October 31, 2022. The $0.2 million decrease is primarily attributable to lower net foreign exchange losses.

	Nine months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Other expense, net	$(39)	$(204)	$165	(81)%
Other expense, net decreased by $0.2 million during the nine months ended October 31, 2023 as compared to October 31, 2022. The $0.2 million decrease is primarily attributable to lower net foreign exchange losses.
Interest income, net

	Three months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Interest income, net	$523	$61	$462	757%
Interest income, net was $0.5 million for the three months ended October 31, 2023, as compared to $0.1 million for the three months ended October 31, 2022. The $0.5 million change is primarily attributable to higher interest income earned from our cash and cash equivalent balances.

	Nine months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Interest income (expense), net	$2,027	$(528)	$2,555	(484)%
Interest income (expense), net was comprised of income of $2.0 million for the nine months ended October 31, 2023, as compared to expense of $0.5 million for the nine months ended October 31, 2022. The $2.6 million change is primarily attributable to higher interest income earned from our cash and cash equivalent balances.

Provision for income taxes

	Three months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$(372)	$(206)	$(166)	81%
Provision for income taxes increased by $0.2 million to $0.4 million for the three months ended October 31, 2023 compared to $0.2 million for the three months ended October 31, 2022. The increase in provision for income taxes relates primarily to an increase in Canadian and U.S. federal income taxes.

	Nine months ended October 31,
($ in thousands)	2023	2022	$ Change	% Change
Provision for income taxes	$(1,326)	$(654)	$(672)	103%
Provision for income taxes increased by $0.7 million to $1.3 million for the nine months ended October 31, 2023 compared to $0.7 million for the nine months ended October 31, 2022. The increase in provision for income taxes relates primarily to an increase in Canadian and U.S. federal income taxes.

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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, unaudited)	2023	2022	2023	2022
Net loss	$(31,941)	$(40,167)	$(106,239)	$(138,125)
Interest (income) expense, net	(523)	(61)	(2,027)	528
Provision for income taxes	372	206	1,326	654
Depreciation and amortization	7,463	6,682	21,234	18,383
Stock-based compensation expense	17,963	14,782	53,749	43,491
Other expense, net	47	211	39	204
Adjusted EBITDA	$(6,619)	$(18,347)	$(31,918)	$(74,865)
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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, unaudited)	2023	2022	2023	2022
Net cash used in operating activities	$(6,310)	$(20,748)	$(29,300)	$(74,224)
Less:
Capitalized internal-use software	(4,069)	(5,334)	(13,889)	(15,576)
Purchases of property and equipment	(1,242)	(1,394)	(3,344)	(4,028)
Free cash flow	$(11,621)	$(27,476)	$(46,533)	$(93,828)

Liquidity and capital resources
As of October 31, 2023 and January 31, 2023, we had cash and cash equivalents of $103.4 million and $176.7 million, respectively. Cash and cash equivalents consist of money market mutual funds and cash on deposit.
We believe that our cash and cash equivalents along with cash generated in the normal course of business are sufficient to fund our operations for at least the next 12 months.
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
Third SVB Facility
On March 28, 2022, we entered into the Third SVB Facility to increase the borrowing capacity from $50.0 million to $100.0 million. The Third SVB Facility also reduced the interest rate to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%, amended the annual commitment fees to approximately $0.3 million per year and amended the quarterly fee to 0.15% per annum of the average unused revolving line under the facility. Borrowings under the Third SVB Facility are payable on May 5, 2025. As of October 31, 2023, the interest rate on the Third SVB Facility was 8.00%.
As of October 31, 2023, any of our obligations under the Third SVB Facility are secured by a first priority security interest in substantially all of our assets, other than intellectual property. The Third SVB Facility included financial covenants including, but not limited to requiring us to maintain a minimum Adjusted Quick Ratio and limiting the amount of cash and cash equivalents we hold outside SVB, each as defined in the Third SVB Facility.

Closure of SVB
On March 10, 2023, Silicon Valley Bank ("SVB") was closed by the California Department of Financial Protection and Innovation. On March 27, 2023, SVB was acquired by First Citizens Bank. Prior to these events, on March 9, 2023, we transferred a substantial portion of our cash and cash equivalents from SVB to other financial institutions.
Between March 10, 2023 and November 6, 2023, the Company obtained a series of consents from SVB to, among other things, hold cash and cash equivalents outside SVB in excess of the limit stipulated in the Third SVB Facility through December 31, 2023. The consents served to permit the Company to borrow against the Third SVB Facility upon returning to SVB accounts sufficient cash and cash equivalents to comply with the covenant described above, and maintaining compliance with all other covenants under the Third SVB Facility. The SVB developments noted above did not materially impact the Company's financial position or its operations as of and for the period ended October 31, 2023. The Company has determined that all of its cash and cash equivalents continue to be available for use by the Company.
Termination of SVB Facility
On December 4, 2023, we terminated the Third SVB Facility with SVB. We incurred termination fees of $784 in connection with the termination of the Third SVB Facility.
Capital One facility
Subsequent to October 31, 2023, on December 4, 2023, we entered into a new 5-year $50 million senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5.0 million and a letter of credit sub-limit of at least $5.0 million. The new Capital One Credit Facility was entered into with Capital One, N.A., acting as administrative agent and replaces our previous senior secured revolving credit facility with Silicon Valley Bank, which we terminated the same date. We believe the new Capital One Credit Facility will give us additional financial flexibility through fiscal 2028. The facility is available to us for working capital and general corporate purposes.
The obligations under the Capital One Credit Facility are secured by a first priority security interest in substantially all of our tangible and intangible assets, and by pledges of the equity of certain of our U.S. subsidiaries, in each case subject to customary exclusions.
The Capital One Credit Facility includes financial covenants including, but not limited to requiring us to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio and limiting the amount of cash and cash equivalents we hold outside Capital One, each as defined in the Credit Agreement.
We believe that our cash and cash equivalents along with cash generated in the normal course of business, are sufficient to fund our operations for at least the next 12 months.
Financing agreements
On June 8, 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of October 31, 2023, there was $3,527 in outstanding principal and interest due under the agreement. The financing agreement requires us to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the agreement is 10.5% per annum.
Shares issued as consideration for acquisition
On June 30, 2023, we entered into an agreement to acquire 100% of the outstanding equity of MediFind for total consideration of $8,871, which included the issuance of 150,786 shares of our common stock to certain MediFind stockholders.
On August 11, 2023, we entered into an agreement to acquire 100% of the outstanding equity of Access for total consideration of $37,411, which included the issuance of 1,096,436 shares of our common stock to certain members of Access.
Liabilities issued as consideration for acquisition
On October 3, 2023, we entered into an agreement to acquire 100% of the outstanding equity of ConnectOnCall for total consideration of $13,946, including liabilities with an acquisition-date fair value of $10,000. The liabilities include undiscounted payments of $10,937 payable in seven quarterly installments from December 2023 through June 2025. See Note 15 - Acquisitions of this Quarterly Report on Form 10-Q for additional information regarding the acquisition of ConnectOnCall.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended October 31,
(in thousands, unaudited)	2023	2022
Net cash used in operating activities	$(29,300)	$(74,224)
Net cash used in investing activities	(31,512)	(19,604)
Net cash used in financing activities	(12,505)	(10,395)
Net decrease in cash and cash equivalents	$(73,317)	$(104,223)
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
During the nine months ended October 31, 2023, net cash used in operating activities was $29.3 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
During the nine months ended October 31, 2022, net cash used in operating activities was $74.2 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
The change in net cash used in operating activities was driven primarily by an increase in cash received from customers driven by higher revenues as well as higher interest income on money market mutual funds we held during the period ended October 31, 2023.
Investing activities
During the nine months ended October 31, 2023, net cash used in investing activities was $31.5 million, principally resulting from $14.3 million of net cash paid for the MediFind, Access and ConnectOnCall Acquisitions, as well as $13.9 million of capitalized internal-use software costs and $3.3 million of purchases of property and equipment, principally for software.
During the nine months ended October 31, 2022, net cash used in investing activities was $19.6 million, principally resulting from capital expenditures, the majority of which consisted of $15.6 million of capitalized internal-use software costs, as well as $4.0 million of purchases of property and equipment, principally for software and data center equipment.
Financing activities
During the nine months ended October 31, 2023, net cash used in financing activities was $12.5 million, primarily consisting of $12.2 million used for treasury stock to satisfy tax withholdings on stock compensation awards and $5.2 million used for principal payments on finance leases, partially offset by $3.7 million in proceeds from our equity compensation plans and $1.7 million constructive financing related to our software financing arrangement.
During the nine months ended October 31, 2022, net cash used in financing activities was $10.4 million, primarily consisting of $9.5 million used for treasury stock to satisfy tax withholdings on stock compensation awards and $4.3 million used for principal payments on finance leases and $0.4 million of financing fees related to the Third SVB Facility, partially offset by $4.1 million in proceeds from our equity compensation plans.
Material Cash Requirements
Our material cash requirements relate to leases, financing arrangements, contractual purchase commitments, acquisition-related commitments and human capital.
During the nine months ended October 31, 2023, the Company recorded finance leases with total undiscounted payments of $8,090 through the fiscal year ended January 31, 2027. As of January 31, 2023, undiscounted payments for these leases were included in contractual purchase commitments as the leases had not yet commenced. Additionally, during the nine months ended October 31, 2023, the Company entered into a new non-cancelable purchase commitment to support our technology infrastructure. Total undiscounted payments through the fiscal year ended January 31, 2026 are $7,381. During the nine months ended October 31, 2023, the Company entered into an agreement to acquire 100% of the outstanding equity of ConnectOnCall. In addition to cash paid at closing, consideration transferred to acquire ConnectOnCall included undiscounted payments of $10,937 payable in seven quarterly installments from December 2023 through June 2025. See Note 15 - Acquisitions of this Quarterly Report on Form 10-Q for additional information regarding the acquisition of ConnectOnCall.
During the nine months ended October 31, 2023, there were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.
See “Liquidity and Capital Resources” above for information regarding the closure of SVB, our termination of the Third SVB Facility and our entry into the Capital One Credit Facility, and their impact on our cash and cash equivalents, liquidity and sources of funds available for our material cash requirements.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended October 31, 2023 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest rate risk

As of October 31, 2023, our cash and cash equivalents consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
As of October 31, 2023, we had no debt outstanding under the Third SVB Facility. On December 4, 2023, we terminated the Third SVB Facility and entered into the Capital One Credit Facility. As of the filing date of this Report, we had no debt outstanding under the Capital One Credit Facility. See Note 6 - Finance leases and other debt and Note 16. Subsequent events within Item 1 - Financial Statements (unaudited) for additional information regarding the Third SVB Facility, the termination of the Third SVB Facility and the Capital One Credit Facility.
Although we had no debt outstanding under the Third SVB Facility as of October 31, 2023 and we have no debt outstanding under the Capital One Credit Facility as of the filing date of this Report, changes in interest rates would affect interest expense if we borrow against the Capital One Credit Facility in the future. Additionally, changes in interest rates will impact the discount rate and resulting interest expense for any new or modified finance leases or financing arrangements.
During the nine months ended October 31, 2023, there were no significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 23, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant operating losses since our inception. For the three and nine months ended October 31, 2023 and the years ended January 31, 2023 and January 31, 2022, we had net losses of $31.9 million, $106.2 million, $176.1 million and $118.2 million, respectively, and losses from operations of $32.0 million $106.9 million, $176.6 million and $116.8 million respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop the Phreesia Platform, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
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
Our payments platform is a core element of our business. For the three and nine months ended October 31, 2023 and the fiscal year ended January 31, 2023, our payments platform generated 25%, 27% and 28% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, were to be reduced as a result of disruptions in the payment processing industry or other factors, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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
Our systems and operations are vulnerable to damage or interruption from natural disasters or man-made problems, such as earthquakes, floods, fires, political unrest, acts of terrorism, armed conflict or war (such as the current Russian invasion of Ukraine and the escalating conflict in the Middle East), power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems and similar events. Any unscheduled interruption in our service would result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of our Platform or slower response times could reduce our clients’ ability to access our Platform, impair our delivery of our products and services and harm the perception of our Platform as reliable, trustworthy and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended October 31, 2023 our net cash used in operating activities was $29.3 million. As of October 31, 2023, we had $103.4 million of cash and cash equivalents, which are held for working capital purposes. Prior to its termination on December 4, 2023, we were party to a credit facility with Silicon Valley Bank ("SVB") pursuant to which we had the ability to borrow up to $100.0 million under a revolving line of credit. As of October 31, 2023, we had no outstanding borrowings under our SVB revolving line of credit.
On December 4, 2023, we entered into a credit agreement (the “Credit Agreement”) with Capital One, National Association (“Capital One”), providing for a senior secured asset-based revolving credit facility with an initial borrowing capacity of up to $50.0 million (the “Capital One Credit Facility”). Our obligations under the Capital One Credit Facility are guaranteed by our subsidiaries located in the United States, and are secured by a first priority lien on substantially all of our tangible and intangible property.
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
Restrictive covenants in the agreements governing our Capital One Credit Facility may restrict our ability to pursue our business strategies.
The Credit Agreement governing our Capital One Credit Facility contains various restrictive covenants that limit our ability to take certain actions, including, but not limited to, our ability to grant or incur liens, dispose of assets, incur additional indebtedness, make certain investments, restricted payments (including dividends), and restricted debt payments, enter into certain transactions with affiliates, and enter into certain mergers and acquisitions. In addition, the Capital One Credit Facility contains financial covenants applicable from time to time, which include Minimum

Consolidated EBITDA, Consolidated Fixed Charge Coverage Ratio and Minimum Liquidity, as such terms are defined in the Credit Agreement.
Our ability to comply with these covenants and meet these financial ratios and tests may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any such covenants could result in a default under the applicable loan agreement, which could cause all of the outstanding indebtedness under such credit facility to become immediately due and payable and terminate all commitments to extend further credit. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy.
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
•macroeconomic conditions, such as rising interest and inflation rates and economic slowdowns and recessions, and political conditions or events including those resulting from geopolitical uncertainty and instability or war, such as the ongoing military conflict between Russia and Ukraine and the escalating conflict in the Middle East; and
•our sale of common stock or other securities in the future.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no sales of unregistered securities during the quarter ended October 31, 2023 that were not previously reported on a Current Report on Form 8-K.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
On October 13, 2023, Ms. Janet Gunzburg, the Principal Accounting Officer of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Gunzburg’s Rule 10b5-1 Trading Plan, which expires on June 30, 2024, provides for the sale of up to 3,293 shares of common stock plus an additional number of shares that she could receive upon the future vesting of certain equity awards to be granted in connection with her fiscal year 2024 bonus, net of any shares sold by Ms. Gunzburg to satisfy applicable taxes, pursuant to the terms of her Rule 10b5-1 Trading Plan. The number of shares to be granted pursuant to Ms. Gunzburg’s fiscal year 2024 bonus and the number of shares to be sold by Ms. Gunzburg to cover taxes, and thus the exact number of shares to be sold pursuant to Ms. Gunzburg’s Rule 10b5-1 Trading Plan, can only be determined upon the occurrence of the future vesting events.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1
Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange commission on September 10, 2019)

3.2
Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarter report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange Commission on September 7, 2023)

3.3
Third Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 23, 2023)

10.1
Credit Agreement dated as of December 4, 2023, by and among the Registrant and certain of its subsidiaries, as borrowers, the lenders party thereto and Capital One, National Association, as a lender and as agent for all lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on December 5, 2023)

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

PHREESIA, INC.

Date: December 6, 2023	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 6, 2023	By:	/s/ Balaji Gandhi
Balaji Gandhi
Chief Financial Officer
(Principal Financial Officer)