Form 10-K
period 2024-01-31
Phreesia, Inc.
filed 2024-03-15
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024
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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on July 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on such date was approximately $1,617,063,047. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 6, 2024, there were 56,387,472 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
•Privacy concerns or security breaches or incidents relating to our SaaS-based solutions could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
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
•the intended benefits of our acquisitions, including that of Comsort, Inc., d/b/a MediFind ("MediFind") on June 30, 2023, Access eForms, LLC ("Access") on August 11, 2023 and ConnectOnCall.com, LLC ("ConnectOnCall") on October 3, 2023;
•our plans and expectations regarding operations in India; and
•other risks and uncertainties, including those listed under the section titled “Risk Factors”.
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

PART I
Item 1. Business
Overview
We are a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. Our solutions include SaaS-based integrated tools that manage patient access, registration and payments. We have tools to communicate with patients about their health and have demonstrated increased rates of preventive care and vaccinations. Additionally, our solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers to better understand their patients and connect them to needed services, resulting in improved health outcomes. We also provide life sciences companies, health plans and other payer organizations (payers), patient advocacy, public interest and other not-for-profit organizations with a channel for direct communication with patients. Our solutions also include additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specific clinical expertise. In fiscal 2024, we facilitated patient visits in over 3,900 healthcare services clients across all 50 states. We define a patient visit as an individual, in-person or telehealth visit to a healthcare services provider, which may include multiple encounters by the same patient.
Patient intake is a complex and time-consuming process involving numerous tasks, including registration, insurance verification, patient questionnaires, patient-reported outcomes ("PROs"), payments and scheduling. Inefficiencies during the intake process often result in lower satisfaction for patients and healthcare services organizations, wasted time, missed revenue opportunities and diminished health outcomes. Phreesia’s mission is to make care easier every day. We have created an integrated and streamlined system that automates data capture and activates patients before, during and after their interaction with their healthcare services provider.
Our comprehensive range of technology solutions and services include initial patient contact, registration, appointment scheduling, payments, automated answering services, and post-appointment patient surveys. We securely collect and analyze each patient’s information and provide engagement tools to efficiently guide each patient through their healthcare journey. We deploy our solutions across a range of modalities, including through patients’ mobile devices (Phreesia Mobile), through a web-based dashboard for healthcare services clients (Phreesia Dashboard), and through our self-service intake tablets (PhreesiaPads) and on-site kiosks (Arrivals Kiosks), all of which provide an individualized experience for each patient based on age, gender, appointment type and other clinical and demographic factors. Our solutions are highly customizable and scalable to any size healthcare service organization and can seamlessly integrate within a client’s workflows and leading Practice Management, or PM, and Electronic Health Record, or EHR, systems. Our solutions additionally allow for secure time-of-service and post-explanation of benefits integrated payments.
We serve an array of healthcare services clients of all sizes across over 25 specialties, ranging from single-specialty practices, including internal and family medicine, urology, dermatology, and orthopedics, to large, multi-specialty groups, and health systems as well as regional and national payers and other organizations that provide other types of healthcare-related services. Our Network solutions revenue (as described below) is generated from clients in the pharmaceutical, biotechnology and medical device industries, as well as payers, patient advocacy, public interest and other not-for-profit organizations seeking to activate, engage and educate patients about topics critical to their health.

Our solutions
We offer our clients a comprehensive range of technology applications and modules that address the growing needs of the healthcare market by helping patients take a more active role in their care.
•Our access to care solutions provide a comprehensive appointment scheduling system to provide clients with applications for online appointments, reminders and referral tracking and management, in addition to managing inbound patient calls during and after business hours. Through our MediFind.com provider directory, we enable healthcare services clients to manage their MediFind provider profiles, helping patients to find the best doctors, latest medical advances and active clinical trials, and helping patients to book appointments.
•Our registration solutions automate patient self-registration before or at the time of the patient’s visit— via Phreesia Mobile or through the use of a purpose-built PhreesiaPad or Arrivals Kiosk for on-site check-in. Our

Phreesia Dashboard is used by healthcare services organization staff to monitor and manage the intake process. We also collect clinical intake and PRO data for more than 25 specialties, enabling our clients to ask the right clinical questions of the appropriate patients at the right time and gather key data that aligns with their quality-reporting goals.
•Our revenue cycle solutions provide insurance-verification processes, point-of-sale payments applications, post-visit payment collection and flexible payment options, which help healthcare services clients maximize the timely collection of patient payments.
•Our network solutions provide a channel to our life sciences and payer clients that leverages our large and growing network of over 3,900 healthcare services clients. On behalf of our life sciences and payer clients, we deliver clinically relevant content to patients and health plan members who voluntarily opt in to receive this type of engagement. Additionally, our DoctorFinder product allows Life Sciences companies to embed a doctor directory in their own websites, thereby helping patients find appropriate care for their unique needs.

Our market opportunity
We serve a range of healthcare services clients, including single-specialty practices, large multi-specialty groups and health systems. We provide services to large and small pharmaceutical, medical device and biotechnology companies as well as payer organizations. We believe our current addressable market is approximately $10.0 billion and is derived from: (1) the potential $6.3 billion of subscription and related services revenue generated from the approximately 1.4 million U.S.-based healthcare services organizations who take medical appointments in ambulatory care settings and healthcare service providers who work in hospital settings, (2) the estimated potential $2.3 billion of consumer-related transaction and payment processing fees, which are based on a percentage of payments that we process through our platform and address approximately $95.0 billion of annual out of pocket patient spend in ambulatory healthcare related professional services, (3) an estimated potential $1.9 billion in Network solutions revenue, based on projections of direct-to-consumer point-of-care marketing spend and other digital, direct-to-consumer life sciences marketing spend. We estimate that our target client universe in the ambulatory and hospital markets is approximately 50,000 unique healthcare services clients. As we develop new products and services, we expect our total addressable market to grow.

Our value proposition
We are focused on providing healthcare services organizations, life sciences companies and payer organizations the tools to help patients take a more active role in their care. We believe our solutions provide a unique value proposition that is differentiated from what is offered by the traditional healthcare system.
Value proposition for patients
•Improved patient experience. Our solutions streamline the patient intake process and provides consumer-centric options for check-in. We pre-populate information from prior visits, minimizing the frustration of repetitive questions during the intake process and streamlining the information for review by a clinician by the time the patient reaches the exam room. We also offer patients a convenient, flexible, secure intake experience that saves time and provides clarity regarding the amount of payment due. The MediFind provider directory helps patients find the right care for their unique needs. Patients are also able to save time by making their appointments using our technology. Additionally, our smart answering and after hours care solution improves the patient experience by routing incoming patient calls to the appropriate healthcare resources.
•Flexible payment options. We provide patients with flexibility and choice in how they pay for healthcare services. Patients are able to pay upfront or set up an automated payment plan that adheres to our healthcare services clients' financial policies. Patients can also choose to pay online on their healthcare services organization’s website or place a card on file, removing the need for difficult payment-related conversations with staff.
•Activation in care. By leveraging the power of self-service and providing individualized and flexible software solutions, we activate patients early in their healthcare journey and provide them with relevant information to further educate them so they can take an active role in their healthcare decisions.
Value proposition for healthcare services clients
•Simplify operations and enhance staff efficiency. We enable healthcare services clients to streamline operations through automated patient intake, automated answering services and payments that are integrated into existing workflows and PM and EHR systems. By automating the numerous tasks and forms associated with the intake process, our healthcare services clients have been able to save time on patient check-ins and inbound calls.
•Improve cash flow and profitability and gain new business. We enable our healthcare services clients to increase collections and reduce costs. Based on client feedback received and our internal analysis, we believe that our flexible patient payment options, including card on file, have led to an increase in time-of-service collections for the majority of our healthcare services clients. Our automated eligibility and benefits verification solution also reduces the number of denied claims. Additionally, the MediFind provider directory enables providers to enhance their visibility to prospective new patients by including their profiles in the provider directory.
•Enhance clinical and cost outcomes. We enable our healthcare services clients to more efficiently and effectively capture the right clinical information to meet their clinical goals and align with quality reporting initiatives. Our logic-driven delivery of PROs and other questionnaires help healthcare services clients identify at-risk patients in need of specific care and reduce errors by avoiding the need to manually gather the information. These PROs enable our healthcare services clients to close gaps in care, identify successful treatments and engage patients in their care. Through our subsidiary, Insignia Health, LLC ("Insignia"), we license the exclusive worldwide rights to the Patient Activation Measure ("PAM"®), which we believe is widely viewed as the gold standard of patient activation measures. Extensive research over the past decade suggests that the PAM could be a critical pathway in helping healthcare services clients achieve the goals of reducing costs and improving the health of their patients. Beginning in 2024, the Centers for Medicare and Medicaid Services ("CMS") includes the PAM Performance Measure ("PAM-PM") in its Merit-based Incentive Payments System ("MIPS").
•Improve patient experience. We activate patients through their journey from access to registration to drive higher patient satisfaction, retention and safety. Our streamlined intake and payments offering provides a consumer-friendly experience and activates patients to take control of their care. Additionally, after obtaining patient consent, we enable healthcare services clients to conduct outreach within 24 hours of visit and generate real-time feedback that informs and drives efforts to improve patient experience. Providers benefit from the increased volumes of patients able to find them through the MediFind provider directory. We also provide an automated answering service that routes and triages incoming patient calls to connect patients with the appropriate care during a practice's normal business hours, as well as a service that connects patients with the appropriate care after hours.
Value proposition for life sciences and payer organizations
•Direct communications. We provide life sciences and payer organizations with a channel to engage healthcare consumers who have voluntarily opted in for such communications, when they are most receptive and actively seeking care. Our data-driven solutions provide life sciences and payer organizations the ability to reach specific populations based on various demographic, clinical, environmental and social data, allowing our clients to activate patients and members with clinically or demographically relevant health content to help facilitate conversations with their providers about treatment and prevention options.
•Speed diagnosis and increase uptake of preventive health services. Our data and analytics capabilities identify patient populations that align with our life sciences clients’ audiences. Based on our ongoing analyses of client marketing and education campaigns conducted by data analytics companies, we believe patients exposed to our campaigns are more likely, on average, to receive a relevant diagnosis, undergo a preventive health screening, or receive a relevant treatment, than control patients.
•Improve brand conversion, treatment, and adherence. Our data and analytics capabilities identify patient populations that align with our life sciences clients’ audiences. Based on our ongoing analyses of client marketing campaigns conducted by data analytics companies, we believe patients exposed to a brand campaign using our solutions are more likely, on average, to take an action, such as initiating treatment, continuing treatment, or having a prescription filled for that product, than control patients.
•Learn about patient cohorts. Our Patient Insights solutions provide a channel for our life sciences clients to deliver surveys to patients and capture direct feedback and access relevant population insights.
Our competitive landscape
We compete in a dynamic patient intake market with direct and indirect competitors that maintain varying degrees of resources and capabilities. We believe many direct competitors are focused on the basic aspects of electronic patient intake and are only starting to expand into the multiple adjacencies beyond patient registration such as access and clinical support. Some of our existing and potential service providers, particularly EHR providers, have developed their own patient intake solutions and have become direct competitors. Our solutions integrate with a majority of the leading EHR systems.

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
Our growth strategies
The success of our business depends on acquiring new clients and increasing utilization among our existing clients, which in turn drives growth across our solutions. We believe we are well-positioned to benefit from a number of prevailing industry tailwinds across our patient access, registration, revenue cycle and Network solution areas. We intend to continue to proactively grow the business through the following strategies:

Expanding our solutions to new healthcare services organizations
The market for a technology-powered intake and payment solution in the U.S. healthcare industry is large and underserved, and we believe we have a substantial opportunity to grow our client base and market share. With the ability to support over 25 different medical specialties and existing agreements with leading PM and EHR providers, we are able to serve a large portion of the U.S. ambulatory and acute care market. We currently serve a small percentage of ambulatory and acute care organizations, and we plan to continue to utilize our direct sales force to win new clients.

Deepening our relationship with existing healthcare services clients
We generate recurring fees from our healthcare services clients based on the number of subscriptions to our solutions and add-on applications. As our healthcare services clients realize the value our solutions offer, they typically purchase additional subscriptions for their organizations. Our sales strategy is focused on expanding our revenue per average healthcare services client ("AHSC") and we believe there is a significant opportunity to sell new applications.

Continuing to innovate and leverage our solutions
We believe our depth, scalability and robust capabilities allow us to address key challenges facing providers, payers and life sciences organizations. As an innovative leader across these segments of healthcare, we intend to continue to invest in new value-added offerings for our clients. We have a well-defined technology roadmap to introduce new features and functionality to our products. We intend to leverage our network and patient activation capabilities to eliminate gaps in care and increase care coordination among all key healthcare constituents. By expanding and continuously enhancing our solutions, we believe we can drive incremental revenue from existing clients as well as broaden our appeal to potential new clients.

Pursuing opportunistic strategic investments, partnerships and acquisitions
Our strong growth has included significant organic growth as we have added healthcare services and life sciences clients, while also expanding the solutions we offer those clients. Throughout our history, we have effectively contracted with leading PM and EHR solution providers and will continue to evaluate strategic and innovative investments and partnerships to accelerate growth. Phreesia has also acquired products and functionalities that expand our suite of solutions. We evaluate many investment, partnership and acquisition opportunities on an ongoing basis. We target opportunities that enhance the breadth or depth of our ability to activate patients in their care. Our acquisitions to date have all been consistent with this philosophy, and we will continue to evaluate growth opportunities that complement our internal initiatives.

Enhancing our margins through continued strategic growth
Our business model is based on developing and deploying new, value-added applications for our clients that increase revenue and enhance our attractive client unit economics. We have invested significantly and expect to continue investing significantly to create a comprehensive, scalable suite of solutions that allow us to gain operating leverage and enhance margins. Over time, we expect to increase profitability and margins by adding new clients and by expanding our existing clients with minimal incremental investment. Moreover, we continually aim to improve effectiveness and efficiency.

Our products and services
Our solutions are specifically designed to cater to the needs of patients, healthcare services clients and life sciences and payer companies while improving healthcare engagement.

Access to Care
We offer healthcare services clients convenient online appointment requests for patients, appointment tracking and appointment management in one place, and provide insight into past and upcoming appointments. Our Access to Care solutions include:
•Provider directory for patients seeking care. On MediFind.com, healthcare services clients in our network can manage and update their profiles, to help new patients discover their services and book appointments.
•Integrated patient scheduling. We give patients 24/7 access to request or schedule their own in-person or virtual appointments online, either through a link or by responding to patient-outreach by their provider. Once patients self-schedule or send an appointment request, their information automatically populates into the Phreesia Appointments Hub for staff to track and manage.
•Automated appointment rescheduling. Our appointment rescheduling tool is an automated, text-based solution designed to fill open slots on a healthcare services client's schedule with clinically relevant patients. The tool leverages artificial intelligence and a custom-rules engine to offer earlier appointments for eligible patients as soon as a time slot becomes available.
•Appointment reminders. With our appointment reminder solution, patients receive email, text, and voice reminders about upcoming in-person and virtual appointments, reducing no-shows for our healthcare services clients. Patient responses to confirm, cancel or reschedule appointments flow directly into the Phreesia Appointments Hub.
•Patient text messaging. We allow healthcare services clients to send and receive text messages from individual patients about their in-person or virtual visits. This capability helps to reduce face-to-face interactions, decrease phone-call volume and improve patient communication.
•After-hours care. PhreesiaOnCall helps healthcare services clients manage patients seeking care after-hours. A provider-facing app transcribes patient messages, routes to the on-call provider, and displays key information from the patient’s chart for a more productive call.
•Smart answering solution. We help healthcare services clients manage inbound patient calls digitally with the option to follow-up via text message, reducing burden on call center and front desk staff members.

Registration
Our Registration applications facilitate mobile and on-site check-in, create a more complete patient record and increase patient convenience and satisfaction. These solutions include:
•Mobile and in-office intake modalities. We allow patients to check in securely and conveniently on their computer or mobile device, either prior to their visit or when they arrive at the office. Patients can also update their clinical and demographic information, take a photo to store in their patient record, capture images of their driver’s license and insurance card, sign forms and policies and pay copays and outstanding balances—all from the privacy and ease of their own device.

•Registration for virtual visits. We support healthcare services clients offering telehealth by allowing them to perform all the necessary intake tasks for each virtual visit, including gathering consents, at scale. Intake for telehealth also provides patients with information about how their telehealth visit will work.
•Specialty-specific workflows. Our workflows cover over 25 specialties leveraging our proprietary logic to guide patients through a tailored list of questions, allowing them to efficiently enter and verify their demographics, insurance data and clinical information.
•Consent management. We streamline the process of collecting consents by ensuring that each patient receives the right forms. These forms can be customized by appointment type and can capture electronic signatures and send required forms directly to the PM or EHR system.
•Self service patient-reported outcomes and screenings.
•We deliver clinical assessments to screen patients for common morbidities, and we own the worldwide exclusive license to the PAM™, a measure that we believe is widely viewed as the gold standard for measuring patient activation.
•Behavioral health screenings for primary care. We identify and screens patients for common behavioral and mental health conditions, including depression, anxiety and substance abuse.
•Social determinants of health screening. We enable healthcare services clients to ask patients confidentially about their access to healthy food, safe housing and other social determinants that can have a critical impact on their health, to help healthcare services clients better understand patients and connect them to needed services.

Revenue cycle
We are able to improve key revenue cycle metrics with our payment solutions, increasing time-of-service and post-visit collections as well as improving patient convenience with online payments and card on file. Our Revenue Cycle solutions include:
•Point-of-service payments. We offer self-service payment options on Phreesia Mobile, on the PhreesiaPad or at an Arrivals Kiosk. Healthcare services client staff can also process time-of-service or post-explanation of benefits payments on the Phreesia Dashboard. We are able to replace or support a client’s existing payment processor with a fast and secure way to process transactions, as we accept all major credit cards (Visa, MasterCard, American Express and Discover), ApplePay, and other payment methods. Phreesia is a PCI DSS Level 1 Service Provider and offers PCI-compliant point-of-sale solutions that significantly reduce the client's PCI DSS reporting requirements.
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
•Online payments. We allow practices to add a custom payment button to their website or send email reminders that direct patients to an online payment page.
•Card on file and payment assurance. Patients may sign a financial policy that gives authorization to store their payment card on our secure solution, thus automatically collecting payments once claims are adjudicated.

Network Solutions
We provide several opportunities for third parties to engage with the patients and providers who are using the tools and products we offer.
•Education and engagement before, during and after the visit. PatientConnect is our point of care offering which enables third parties to deliver personalized health content to users who opt to receive it after they have completed checking in for a doctor's appointment via Phreesia's intake software. Clients of this tool include life sciences organizations, health plans, and patient advocacy groups. Educational and promotional content about health is delivered to raise patient awareness and help patients start the right conversations with their providers, improving outcomes for these individuals. Educational material includes information about different therapy options to assist in advocating for their needs and preferences; disease education, which speeds up the time to diagnosis; screening tools and information to aid in early detection and disease prevention; and public service materials about vaccines, avoiding use of tobacco products, and more.
•Patient insights. Similar to delivery of educational materials, we conduct primary research among interested users after they check in for appointments via our intake software to understand sentiments and behaviors, uncover unmet needs, and learn about preferences and health beliefs. These insights aid clients in understanding their patients’ experiences and enhancing their existing products and services.
•Referral management. We offer a suite of referral management tools for healthcare services clients that enable them to track incoming referrals in a centralized list, send referrals to specialists, and check the status of each request.

Our technology
We have continued to enhance and develop our proprietary solutions with a focus on delivering reliability, performance, security and privacy. Our solutions have demonstrated scalability and robust integration within the operating infrastructure of our healthcare services clients. Our core technology capabilities include:
•Robust integration. We integrate our technology into PMs, EHRs and ambulatory and acute system workflows for over 3,900 healthcare services clients. Data captured from the patient or generated by the use of our solutions automatically integrate into the PM and EHR systems of healthcare services clients. We currently contract with leading PM and EHR providers that collectively represent the majority of the total PM and EHR market. These providers of PM and EHR solutions and our healthcare services clients can leverage our expanding APIs to embed the functionality of our solutions for their patients, while controlling the look and feel.
•Embedded payments. Our payment processing features have been designed to operate seamlessly within the workflows of our healthcare services clients, and our revenue cycle solutions can connect directly to those making payments, to multiple clearinghouses and directly with PM, EHR and other systems.
•Scalable at cost. Our robust and scalable SaaS-based solution allows us to iterate on existing technology and develop new solutions quickly and efficiently to meet the needs of our clients. Our unique architecture also allows new integrated applications to be quickly deployed to clients and allows real-time integration without expensive and difficult-to-manage VPN tunnels. This is particularly important in a regulatory environment and industry that continues to evolve.
•Consumer-oriented. Through technological innovation, we have continued to ensure our products and services evolve to meet growing and increasingly consumer-centric demands. Our technological innovations include enhancements to our user interface, which we believe has improved user experience, accessibility and satisfaction.
•Reliable. Our technology is engineered to provide strong reliability and availability. We process hundreds of thousands of transactions, including eligibility and benefits verification, payment card processing and email and text messaging, quickly and reliably at a low cost every day.
•Secure and private. We securely manage billions of data points for millions of patients using multiple devices. Maintaining the integrity of our solutions is critical to our business, our clients and the patients they treat. As our product offerings increase and become more robust, we continue to enhance and evolve our security program.

Privacy and security
Privacy and security are our top priorities. We maintain a comprehensive security program designed to safeguard the confidentiality, integrity and availability of our clients’ data. In particular, we deploy physical, administrative and technical controls to appropriately safeguard patient information.
We offer reliability, performance, security and privacy for our clients. We have infrastructure in place with three co-located data centers, and within Microsoft Azure and Amazon Web Service environments, to securely manage and maintain our clients’ information.
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
We are committed to protecting the information and privacy of our clients and their patients. To the extent we work as a third-party for our healthcare provider partners, we are a "Business Associate" as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information and Technology for Economic ad Clinical Health Act ("HITECH Act") and their implementing regulations, collectively referred to as HIPAA. As a Business Associate, we sign Business Associate Agreements that govern our uses and disclosures of protected health information ("PHI") on behalf of our covered entity clients that engage us to provide our software solutions.
Refer to Item 1C. Cybersecurity in Part I of this Annual Report on Form 10-K for additional information regarding our processes to assess, identify and manage material risks from cybersecurity threats and our board’s role in overseeing risks from cybersecurity threats.
Sales and marketing
We market and sell our products and services to healthcare services prospects throughout the U.S. using a direct sales organization. Our database team is responsible for the hygiene and health of our data and is tasked with validating information by using various tools to enrich it. This data powers our sales development organization. Our marketing team identifies customer profiles, develops content and deploys one-to-many communications to soften the market. This helps prepare our sales development team to engage with new prospective customers. The sales development team creates opportunities and works with the direct sales team to qualify those opportunities. Our sales force executes on these qualified sales leads, partnering with sales enablement and client services to ensure prospects are educated on the breadth of our capabilities and demonstrable value proposition, with the goal of attracting and retaining clients and expanding their use of our solutions over time. Most of our healthcare services customer contracts are structured as annual, auto-renewing agreements. Our sales typically involve competitive processes, and sales cycles have, on average, varied in duration from three months to six months, depending on the size of the potential client. In addition, through Phreesia University (Phreesia’s in-house training program), events, client conferences and webinars, we help our healthcare services clients optimize their businesses and, as a result, support client retention.

We also sell products and services to life sciences and payer organizations, healthcare advertising agencies and advocacy groups as well as advertising agencies through our direct sales and marketing teams. Most of the life science campaigns need to be measured and resold each year. Like healthcare services, the marketing team supports net new business and client retention for life sciences by educating ideal customer profiles about the value of Phreesia and the positive impact on health outcomes Phreesia campaigns have on patients.

Subscriber services and support
Our operations and support organizations differentiate and enhance our clients’ and patients’ experience. Our teams have significant experience integrating with various EHR and PM systems, which can help take our healthcare services clients from sale to go-live much quicker than other solutions. Our client-focused operations are structured to provide a seamless process.
•Client services. Our dedicated Client Services team is responsible for pre-sales engagement, new client onboarding and implementation, existing client implementation and on-site optimization. Client Services is organized by market specialization, ensuring that our team provides deep expertise in the markets they support. In addition, our implementation teams have extensive knowledge of the PM and EHR systems that our healthcare services clients use. Through our designed implementation approach and expertise, we are able to take healthcare services clients live efficiently and quickly. Our Client Services team is also able to demonstrate early return on investment in land-and-expand deals, enabling us to roll out to additional locations.
•Client success. Our success is driven by our ability to retain and expand relationships with existing and new clients. Our dedicated Client Success team is focused on the retention of our client base, coordinating directly with Sales and Client Services to meet this objective. Furthermore, we are continuously expanding our business and enhancing our clients' experience by offering additional products to our clients and driving adoption and utilization.
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

Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information, and are, in many cases, not preempted by HIPAA and may be subject to varying interpretations by courts and government agencies. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. The California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights Act, or CPRA, creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. Additionally, as of January 1, 2023, California has a new state agency that is vested with authority to implement and enforce the CCPA. While any information we maintain in our role as a business associate may be exempt from the CCPA, other records and information we maintain may be subject to the CCPA.
We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the U.S. Already in the U.S. we have witnessed significant developments at the state level. In addition to the CCPA, new privacy and data security laws have been enacted in numerous other states and have been proposed in even more states as well as in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which may accelerate. If enacted, such proposed legislation, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.
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

Intellectual property
Our continued growth and success depend, in part, on our ability to protect our intellectual property and proprietary technology. We primarily protect our intellectual property through a combination of trademarks, trade secrets and other contractual rights, including confidentiality, non-disclosure and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business.
However, these intellectual property rights and procedures may not prevent others from creating a competitive SaaS solution or otherwise competing with us. We may be unable to obtain, maintain and enforce the intellectual property rights on which our business depends, and assertions by third parties that we violate their intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Human Capital Resources

As of January 31, 2024, we had 1,438 full-time employees, including 512 in sales and marketing, 473 in research and development, 294 in services and support and 159 in general and administrative. As of January 31, 2024, we had 946 full-time employees in the United States and 492 full-time employees internationally. We also supplement our workforce with contractors and consultants, including a substantial number of contractors and consultants in international locations. For example, as of January 31, 2024 we had a strategic relationship with Rayden Design Studio Private Ltd. (“Rayden”), pursuant to which approximately 1,000 Rayden India-based personnel supported our business through various functions, including, but not limited to, customer operations, research and development, product management and support, sales and marketing, and finance and accounting. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good, and we have not experienced any work stoppages.

Talent and Culture: The success and continued evolution of our company has been due in large part to the talent and engagement of our entire team. Our team members are key pillars of our success and fostering and developing their talent is central to our culture. Attracting and retaining top talent is a high priority for us, and we look to hire smart, passionate, diverse and driven individuals who want to be a part of our mission. Our strong company culture and investment in long-term career growth for our people is evidenced by the long tenure of many of our team members with our organization. We believe our success is due in large part to the continued engagement of our talented and committed team. During our fiscal year ended January 31, 2024, Modern Healthcare magazine recognized Phreesia as one of the “Best Places to Work in Healthcare” for the seventh time, and Phreesia was named to the list of "The Top 100 Software Companies of 2023" by the Software Report, our second year in a row on the list. Additionally, Phreesia was named as one of 2023 Achievers 50 "Most Engaged Workplaces". Phreesia has also had representation on the Software Report's Top 50 Women Leaders in SaaS for the past six years. All of these achievements optimally position us to continue to attract top healthcare and technology talent.

Diversity and Inclusiveness: We are committed to hiring, developing and supporting a diverse and inclusive workplace. We employ strong recruiting practices that actively seek out and engage underrepresented groups. We strive to make career paths, career development opportunities and mentorships available to all employees. Additionally, we cultivate opportunities for diverse voices to be heard and supported. Our employee resource groups ("ERGs") support our commitment to promoting and maintaining an inclusive culture for all employees by bringing together individuals from a wide range of backgrounds, experiences and perspectives. These groups seek to foster a sense of shared community and empowerment for employees who share a common social identity, such as gender, race, ethnicity, disability and sexual orientation. Phreesians can voluntarily join an ERG to network, discuss and exchange ideas and enhance their professional development.

We recognize that our ability to execute on our mission of making care easier every day depends on our people. We are also committed to supporting gender equality in our organization, including through our inclusive culture, board representation, pathways to leadership for women, pay equity and strong family-leave policies.

We published our fourth Phreesia Gender Equality Report in 2023 based on the framework provided by the Bloomberg Gender Equality Index which has included Phreesia in January 2021, 2022, and 2023.

Remote Workforce: We have operated as a fully remote company since 2020, as we believe this arrangement allows us access to the best talent and creates optimal flexibility for our employees.

Corporate Information

We are a fully remote company and do not maintain principal executive offices. Our mailing address is 1521 Concord Pike, Suite 301, PMB 221, Wilmington, DE 19803, and our telephone number is (888) 654-7473. Our website address is http://www.phreesia.com. We do not incorporate the information on or accessible through our website into this report, and you should not consider any information on, or that can be accessed through, our website as part of this report.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these filings, are available free of charge from our investor relations website at https://ir.phreesia.com as soon as reasonably practicable following our filing with or furnishing to the Securities and Exchange Commission, or SEC, of any of these reports. The SEC maintains an Internet website at https://

www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Phreesia investors and others should note that we announce material information to the public about our company, products and services and other issues through a variety of means, including our website at https://www.phreesia.com, our investor relations website at https://ir.phreesia.com, press releases, SEC filings and public conference calls, in order to achieve broad, non-exclusionary distribution of information to the public. We also use the following social media channels as a means of disclosing information about the company, our solutions, our planned financial and other announcements and attendance at upcoming investor and industry conferences, and other matters and for complying with our disclosure obligations under Regulation FD:
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
In addition, to manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls and continue to build our qualified work force in key areas of our company. A key element of how we manage our growth is our ability to scale our capabilities and satisfactorily implement solutions for our clients’ needs. Our healthcare services clients often require specific features or functions unique to their organizational structure, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solutions for our clients in a timely manner. If we are unable to address the needs of our healthcare services clients or our healthcare services clients are unsatisfied with the quality of our solutions or our services due to our inability to manage our rapid growth, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could adversely affect our business.
Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. In addition, our growth has required and is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. We may also need to make further investments in our technology and automate portions of our solutions or our services to decrease our costs. If our management is unable to effectively manage our growth, our revenue may not increase (including sufficiently to offset our expenses) or may grow more slowly than expected and we may be unable to implement our business strategy.

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
We believe demand for our products and services has been driven in large part by increasing patient responsibility, engagement and consumerism. Our ability to streamline the intake process and critical workflows in order to improve healthcare services organization, staff efficiency and patient engagement to allow for optimal allocation of resources will be critical to our business. Our success also depends on the ability of our solutions to increase patient engagement, and our ability to demonstrate the value of our solutions to healthcare services clients, patients and life sciences companies. If our existing clients do not recognize or acknowledge the benefits of our solutions or our solutions do not drive patient engagement, then the market for our products and services might develop more slowly than we expect, which could adversely affect our operating results.
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
We compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver clinical, financial and operational performance improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition, price and the ability to integrate our solutions with various EHR and PM systems and other technology. Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or providers of EHR and PM solutions may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. We also may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action and financial stress experienced by our clients. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected. We cannot be certain that we will be able to retain our current clients or expand our client base in this competitive environment. If we do not retain current clients or expand our client base, or if we have to renegotiate existing contracts, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.

We have experienced net losses in the past and we may not achieve profitability in the future.
We have incurred significant operating losses since our inception. For the years ended January 31, 2024 and January 31, 2023, we had net losses of $136.9 million and $176.1 million, respectively, and losses from operations of $136.5 million and $176.6 million, respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.

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
•our ability to integrate our solutions with the systems utilized by our healthcare services clients, including but not limited to, EHR and PM systems;
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

Many of these factors are not within our control, and the occurrence of one or more of them might cause our operating results to vary widely. As such, we believe that quarter-to-quarter comparisons of our revenues and operating results may not be meaningful and should not be relied upon as an indication of future performance
A significant portion of our operating expense is relatively fixed in nature, and planned expenditures are based in part on expectations regarding future revenue. Accordingly, unexpected revenue shortfalls may decrease our margins and could cause significant changes in our operating results from quarter to quarter.
Privacy concerns or security breaches or incidents relating to our SaaS-based solutions could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.

We collect, process and store significant amounts of sensitive, confidential and proprietary information, including personally identifiable information, such as payment data and protected health information, of patients received in connection with the utilization of our solutions. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise, and they may remain undetected for an extended period of time. If such an event were to occur and cause interruptions in our operations, result in the unauthorized access to, disclosure, loss, processing or other compromise of, personal information or individually identifiable health information (violating certain privacy laws such as HIPAA) or confidential information, or jeopardize the confidentiality, integrity, or availability of our solutions, it could result in a material disruption to our solutions and our business operations. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. While we believe we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. In addition, some of our third-party service providers and partners also collect and/or store our sensitive information and our clients' data on our behalf, and these service providers and partners are subject to similar threats of cyber-attacks and other malicious internet-based activities, which could also expose us to risk of loss, litigation, and potential liability. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a cybersecurity breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, expose us to government enforcement action, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond or otherwise address them promptly, in sufficient respects or at all.
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

•a general decline in business activity;
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

In addition, recent macroeconomic challenges (including high levels of inflation and high interest rates) and the tight labor market continue to adversely affect workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. These factors have and could further decrease healthcare industry spending, adversely affect demand for our products and services, impair the ability of our clients to pay for the products and services they have already purchased from us, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.
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
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our efforts involve educating our clients and patients about the use, technical capabilities and benefits of our products and services. We do not provide access to our solutions and do not charge fees during this initial sales period. For clients that decide to enter into a contract with us, most of these contracts may provide for a preliminary trial period where a subset of healthcare services locations from the client is granted access to our solutions. Following any such trial period, we aim to increase the number of healthcare services locations within the client that utilize our solutions. Accordingly, our operating results depend in substantial part on our ability to deliver a successful client and patient experience and persuade our clients and patients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace revenue growth, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.

As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.
The sales cycle for our services can be variable, typically ranging from three to six months from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from one to 24 months from contract execution to completion of implementation. The variability of our sales and implementation cycle is dependent on numerous factors, including the discretionary nature of potential clients' purchasing and budget decisions and the size and complexity of the applicable client. Some of our new-client set-up projects are complex and require a lengthy delay and significant implementation work, including to educate prospective clients about the uses and benefits of our solutions. Each customer’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort and financial resources implementing our service, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of subscription and related implementation revenue over the life of the contract. This could harm our future operating results. If implementation periods are extended, our revenue cycle will be delayed and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.
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
We enter into agreements with our healthcare services clients, under which a significant portion of our fees are variable, including fees which are dependent upon the number of add-on features subscribed for by our clients and the number of patients utilizing our payment processing tools. If there is a general reduction in spending by healthcare services organizations on healthcare technology solutions, it may result in a reduction in fees generated from our healthcare services clients or a reduction in the number of add-on features subscribed for by our healthcare services clients. This could lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.
In addition, the number of patients utilizing our payment processing tools, and the amounts those patients pay directly to our healthcare services clients for services, is often impacted by factors outside of our control, such as the number of patients with high deductible health plans. Accordingly, revenue under these agreements can be uncertain and unpredictable. If the number of patients utilizing our payment systems, or the aggregate amounts paid by such patients directly to our healthcare services clients through our solutions, were to be reduced by a material amount, such decrease would lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.
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

We depend on our existing clients’ satisfaction with our products and services. We expect to derive a significant portion of our revenue from renewal of existing clients’ contracts and sales of additional applications and services to existing clients. As part of our growth strategy, we have recently focused on expanding our services amongst current clients. As a result, achieving a high client retention rate, expanding within clients and selling additional applications and services are critical to our future business, revenue growth and results of operations. We also believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients and the patients that they serve and to our ability to attract new clients. The promotion of our brand may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. In addition, the loss or dissatisfaction of any client could substantially harm our brand and reputation, inhibit widespread adoption of our solutions and impair our ability to attract new clients.
Factors that may affect our client satisfaction and our ability to sell additional applications and services include, but are not limited to, the following:
•the price, performance and functionality of our solutions;
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
We typically enter into annual contracts with our clients, which have a stated initial term of one year and automatically renew for one-year subsequent terms. Most of our clients have no obligation to renew their subscriptions for our solutions after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients and may decrease our annual revenue. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained. Should any of our clients terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other clients over that same period of time.

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
The principal assumptions relating to our market opportunity include the number of healthcare services organizations currently taking appointments, the amount of annual out of pocket consumer spend for healthcare-related services, and the amount of annual spend by life sciences and payer companies on direct communications with patients at the point of care. Our market opportunity is also based on the assumption that the strategic approach that Phreesia enables for our potential clients will be more attractive in creating efficiencies in patient care than competing solutions.
If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.

If we cannot implement our solutions for clients or resolve any technical issues in a timely manner, we may incur costs in the form of service credits or other remedial steps and/or lose clients, and our reputation may be harmed.

Our clients utilize a variety of data formats, applications and infrastructure and we must support our clients’ data formats. Furthermore, the healthcare industry has shifted towards digitalized record keeping, and accordingly, many of our healthcare services clients have developed their own software, or utilize third-party software, for practice management and secure storage of electronic medical records. Our ability to develop and maintain logic-based and scalable technology for patient intake management and engagement and payment processing that successfully integrates with our clients’ software systems for practice management and storage of electronic medical records is critical. If we do not currently support a client’s required data format or appropriately integrate with clients’ systems, then we must configure our solutions to do so, which could increase our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, clients could become dissatisfied and decide not to increase utilization of our services or not to implement our solutions beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our client relationships.
Our clients and patients depend on our support services to resolve any technical issues relating to our solutions and our services, and we may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our client bases (including healthcare services clients and the number of patients that they serve). We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict client and patient demand for technical support services, and if client or patient demand increases significantly, we may be unable to provide satisfactory support services to our clients. Further, if we are unable to address the needs of our clients and their patients in a timely fashion or further develop and enhance our solutions, or if a client or patient is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and clients’ or patients’ dissatisfaction with our solutions could damage our ability to expand the number of applications and services purchased by such clients. These clients may not renew their contracts, seek to terminate their relationships with us or renew on less favorable terms. Moreover, negative publicity related to our client and patient relationships, or regarding patient confidentiality and privacy in the context of technology-enabled healthcare, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective clients. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.

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

We have made, and may in the future make, acquisitions and investments which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.
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
•use of substantial portions of our available cash or entail the issuance of our equity securities or the incurrence of debt to consummate the acquisition;
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

Our operations in India will subject us to additional risks which could have an adverse effect on our business, operating results, and financial condition.

We have created a subsidiary in India to perform a number of functions currently performed by outside contractors. We expect to hire a significant number of employees from our outside contractor in India to bring these services in-house. While we believe our planned Indian operations will be advantageous to our business, they may also create risks that we must effectively manage. The continued management of our Indian operations will require significant management attention and financial resources that could adversely affect our operating performance. Wages in India are increasing at a faster rate than those in many countries, including the United States. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. Further, conducting business abroad may subject us to increased legal and regulatory compliance and oversight. A failure to comply with applicable laws and regulations could result in regulatory enforcement actions, as well as substantial civil and criminal penalties assessed against us and our employees.
Our operating expenses incurred outside the United States and denominated in foreign currencies will increase as we expand our operations in India. Transactions denominated in foreign currencies are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected.

Risks relating to our payments business

If our payments platform is limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected.
Our payments platform is a core element of our business. For the fiscal year ended January 31, 2024, our payments platform generated 27% of our total revenue. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, were to be reduced as a result of disruptions in the payment processing industry or other factors, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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

We pay interchange fees to the card networks or the card issuers for each transaction we process. The card networks may increase, from time to time, the fees that they charge members or service providers. Although we may attempt to pass these increases along to our clients, this may result in the loss of clients to our competitors that do not pass along the increases. A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") known as the Durbin Amendment empowered the Board of Governors of the Federal Reserve System, ("FRS"), to establish and regulate a cap on the interchange fees that issuers (e.g. banks) may charge or receive for electronic clearing of debit card transactions. The original regulations implementing the Durbin Amendment established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions, and it established a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, limiting the fee revenue to debit card issuers and payment processors. In November 2023, the FRS proposed amendments to Regulation II that would, if adopted as proposed, significantly lower the maximum permissible interchange fee for such transactions, and such maximum would be reevaluated every two years. To the extent that HSA-linked payment cards and other exempt payment cards (or their issuing banks, such as those having assets of less than $10 billion) lose their exempt status under the current rules, or if any interchange rate caps applicable to the debit card, credit card or other payment cards are changed, any such amendment, rule-making, or legislation could impact interchange rates applicable to payment card transactions processed through our payments platform. As a result, this could decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.

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
Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ products and services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken to protect our proprietary rights may not be adequate to prevent infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully protect our intellectual property rights could result in harm to our brand or our ability to compete and reduce demand for our technology and products. Moreover, our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities. Also, some of our products and services rely on technologies and software developed by or licensed from third parties. Any disruption or disturbance in such third-party products or services, which we have experienced in the past, could interrupt the operation of our solutions. We may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all.
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
Our systems and operations are vulnerable to damage or interruption from natural disasters or man-made problems, such as earthquakes, floods, fires, political unrest, acts of terrorism, armed conflict or war (such as the current Russian invasion of Ukraine and the conflict in the Middle East), power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses or other attempts to harm our systems and similar events. Any unscheduled interruption in our service would result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of our solutions or slower response times could reduce our clients’ ability to access our solutions, impair our delivery of our products and services and harm the perception of our solutions as reliable, trustworthy and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

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
Numerous complex federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information. State laws may be even more restrictive and not preempted by HIPAA,(as defined below), and may be subject to varying interpretations by the courts and government agencies. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. Further, these varying interpretations could create complex compliance issues for us and our partners and potentially expose us to additional expense, liability, penalties, negatively impact our client relationships, and lead to adverse publicity, and all of these risks could adversely affect our business in the short and long term. In addition, contractual obligations and in the future, legislation may limit, forbid or regulate the use or transmission of health information outside of the United States or across other national borders. These developments, if adopted, could render our use of Canadian employees and other non-U.S. resources for work related to such data impracticable or substantially more expensive.
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
The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws are not guarantees that we and our subcontractors will not be the victims of cybersecurity attacks, acts of vandalism or theft, computer viruses, misplaced or lost data, malfeasance, programming and human errors or other similar events. Under the HITECH Act, as a Business Associate we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against Business Associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.
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

There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States, such as the CCPA, as amended by the California Privacy Rights Act, or CPRA, which amendments went into effect on January 1, 2023, The CCPA creates specific obligations with respect to processing and storing personal information, and the CPRA amendments created a new state agency that is vested with authority to implement and enforce the CCPA. In addition to the CCPA, new privacy and data security laws have been enacted in numerous states and have been proposed in even more states as well as in the U.S. Congress. If passed, these new laws could impose similar or more restrictive requirements than these recently enacted laws.
Furthermore, other states have proposed or enacted legislation that is focused on more narrow aspects of privacy. For example, a number of states have passed laws that protect biometric information and a smaller number of states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act. The My Health, My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

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
We also expect that there will continue to be new or amended laws, regulations, standards and obligations proposed and enacted in various jurisdictions. Many countries around the world have enacted comprehensive privacy and data protection laws that can impact our business. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European Union, or EU. The GDPR imposes more stringent data protection requirements and requires businesses subject to it to give more detailed disclosures about how they collect, use, and share personal information; contractually commit to data protection measures in contracts; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; obtain consent to collect sensitive personal information such as health information or ensuring another appropriate legal basis or condition applies to the processing of personal information; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights. The GDPR also imposes strict rules on the transfer of personal information to countries outside of the European Economic Area, or EEA to jurisdictions that the European Commission (EC) does not recognize as having “adequate” data protection laws. These transfers are prohibited unless a valid transfer mechanism is implemented, such as the Standard Contractual Clauses (SCCs) published by the EC, binding corporate rules or certification to the EU-U.S. Data Privacy Framework that the EC adopted on July 10, 2023. Evolving laws and decisions surrounding transfers of EU personal information have increased the legal risks and liabilities, and compliance and operational costs, of lawfully making such transfers. Companies that violate the GDPR can face private litigation, restrictions, or prohibitions on data processing, and fines of up to the greater of 20 million Euros or 4% of worldwide annual revenue.
In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020; however, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the GDPR. The UK government has announced plans to reform the data protection legal framework in the UK in its Data Reform Bill, which will introduce significant changes from the GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU.
Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (the “EC”), has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws, such as the Standard Contractual Clauses (SCCs) published by the European Commission, binding corporate rules or certification to the EU-U.S. Data Privacy Framework that the European Commission adopted on July 10, 2023. The UK is not subject to the EC’s SCCs but has published the UK International Data Transfer Agreement and International Data Transfer Addendum to the new standard contractual clauses (the “IDTA”), which enable transfers from the UK. For new transfers, the IDTA already needs to be in place, and must be in place for all existing transfers from the UK from March 21, 2024. Following a ruling from the Court of Justice of the EU, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems, Case C-311/18 ("Schrems II"), companies relying on SCCs to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third-party vendors can also ensure these guarantees. The same assessment is required for transfers governed by the IDTA. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.
Moreover, on September 21, 2023, the UK Government adopted the Data Protection (Adequacy) Regulations 2023, also referred to as the “UK-U.S. Data Bridge”, which will allow companies to transfer personal data from the UK to the United States on the basis of the EU-U.S. Data Privacy Framework.
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
In addition to the GDPR and UK GDPR, the EU e-Privacy Directive (2002/58/EC) and the UK Privacy and Electronic Communications Regulations 2003 govern marketing messages we send to customers based in the EEA and UK.
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
Future laws, regulations, standards, obligations amendments, and changes in the interpretation of existing laws, regulations, standards and obligations could impair our or our clients’ ability to collect, use or disclose information relating to consumers, which could decrease demand for our solutions, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards and contractual obligations could impair our or our customers’ ability to collect, use or disclose information relating to patients or consumers, which could decrease demand for our platform offerings, increase our costs and impair our ability to maintain and grow our client base and increase our revenue. Accordingly, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software and otherwise adapt to these changes.
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
Any failure or perceived failure by us to comply with domestic or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our clients to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit retention of services by existing clients or adoption of our services by new clients.

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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in 2010, the Patient Protection and Affordable Care Act ("ACA") was adopted, which is a healthcare reform measure that provides healthcare insurance for millions of Americans. The ACA includes a variety of healthcare reform provisions and requirements that became effective at varying times through 2018 and substantially changes the way healthcare is financed by both governmental and private insurers, which may significantly impact our industry and our business. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.
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
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

While our solutions are primarily subject to government regulations pertaining to healthcare, certain aspects of our solutions may require us to comply with regulatory schema from other areas. Examples of such regulatory schema include:

•Foreign Corrupt Practices Act ("FCPA") and foreign anti-bribery laws. The FCPA makes it illegal for U.S. persons, including U.S. companies, and their subsidiaries, directors, officers, employees, and agents, to promise, authorize or make any corrupt payment, or otherwise provide anything of value, directly or indirectly, to any foreign official, any foreign political party or party official, or candidate for foreign political office to obtain or retain business. Violations of the FCPA can also result in violations of other U.S. laws, including anti-money laundering, mail and wire fraud, and conspiracy laws. There are severe penalties for violating the FCPA. The Company may also be subject to other non-U.S. anti-corruption or anti-bribery laws, such as the U.K. Bribery Act 2010. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the FCPA and other anti-bribery laws. Any violations of the FCPA or local anti-corruption laws by us, our subsidiaries or our local agents in India or elsewhere could have a material adverse effect on our business, financial condition, results of operations, and prospects, as well as our reputation, and result in substantial financial penalties or other sanctions.
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
•Further, our solutions incorporate encryption technology. The U.S. Export Administration Regulations require authorization for the export of certain encryption items, including by a license, a license exception or other appropriate government authorizations. Such solutions may also be subject to certain regulatory reporting requirements. While we believe our products meet certain exceptions that reduce the scope of export control restrictions applicable to such products, these exceptions may be determined not to apply to our products and our products and underlying technology may become subject to export control restrictions.
•In addition, our establishment of a subsidiary in India and our plans to bring outside services in-house through that entity could increase our risk of violations of such laws and regulations in the future. Despite our policies, procedures and compliance programs, our internal controls and compliance systems may not be able to protect us from prohibited acts willfully committed by our employees, agents or business partners that would violate such applicable laws and regulations.

Risks relating to our dependence on third parties

We rely on our third-party contractors, vendors and partners, including some outside of the United States, to execute our business strategy. Replacing them could be difficult and disruptive to our business. If we are unsuccessful in forming or maintaining such relationships on terms favorable to us, our business may not succeed.
We have entered into contracts with third-party contractors and vendors to provide critical services relating to our business, including initial software development and cloud hosting. We also rely on third-party providers to enable automated eligibility and benefits verification through our solutions, and we outsource certain of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants in international locations that may be subject to political and economic instability, including India and Ukraine.
Our dependence on third-party contractors to support key functions of our business creates numerous risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these operations. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. Our reputation and our customers’ willingness to purchase our products and partners’ willingness to use our products depend, in part, on our third-party contractors’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. If our third-party contractors fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.
These third-party contractors, some of which handle sensitive data on our behalf, could be non-compliant with regulatory requirements or our contractual provisions regarding the handling of sensitive data, despite our best efforts to monitor their compliance and mitigate risks in our contractual cost-shifting provisions. Even if these third parties are compliant, they still could be the victims of sophisticated cyberattacks or other unforeseeable events.The ability of our third-party contractors to effectively satisfy our business requirements could be impacted by financial difficulty of our third-party contractors or damage to their operations caused by fire, terrorist attack, natural disaster, or other events. It would be difficult to replace some of our third-party contractors and third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation and operating results could be harmed. For example, the continued Russian invasion of Ukraine has, and may continue to, impact macroeconomic conditions, give rise to regional instability, increase the threat of cyberwarfare and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our third-party contractors that have employees and consultants located in Ukraine. Further, although the length and impact of the continuing conflict are highly unpredictable, individuals located in these areas have been and could continue to be forced to evacuate or voluntarily choose to relocate, making them unavailable to provide services, such as software engineering, to support our business. It could also disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render some of our resources unavailable. While we have risk mitigation efforts in place, the realization of any of these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift some of our development activities to other jurisdictions and/or third-party contractors, which may result in significant disruption, including delays in releases of new versions or updates of our software and incurrence of additional costs. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services could be impaired, and, as a result, our competitive position or our results of operations could suffer.

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
In addition, we have entered into contracts with providers of EHR and PM solutions, and we intend to pursue such agreements in the future. These contracts are typically structured as commercial and technical agreements, pursuant to which we integrate certain of our solutions into the EHR and PM systems that are utilized by many of our clients, for agreed payments or provision of services to such providers of EHR and PM solutions. Our ability to form and maintain these agreements in order to facilitate the integration of our solutions into the EHR and PM systems used by our healthcare services clients and their patients is important to the success of our business. If providers of EHR or PM solutions amend, terminate or fail to perform their obligations under their agreements with us, we may need to seek other ways of integrating our solutions with the EHR and PM systems of our healthcare services clients, which could be costly and time consuming, and could adversely affect our business results.
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
We rely on third-party suppliers and contract manufacturers for the materials and components used to operate our solutions and product offerings, and to manufacture and assemble our hardware, including the PhreesiaPad and our on-site kiosks, which we refer to as Arrivals Kiosks. We rely on a sole supplier, for example, as the manufacturer of our PhreesiaPads and Arrivals Kiosks, which help drive our business and support our subscription, payment processing and life sciences offerings. In connection with these services, our supplier builds new hardware for us and refurbishes and maintains existing hardware.
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
However, we have experienced limited interruptions in these systems in the past, including server failures that temporarily slow down the performance of our services, and we may experience more significant interruptions in the future. We rely on internal systems as well as third-party suppliers, including bandwidth and telecommunications equipment providers, to provide our services. We do not maintain redundant systems or facilities for some of these services. Interruptions in these systems, whether due to system failures, computer viruses, physical or electronic attacks or other catastrophic events, could affect the security or availability of our services, compromise the data we handle on behalf of our partners and prevent or inhibit the ability of our partners to access our services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could result in substantial costs to remedy those problems or negatively impact our relationship with our clients, our business, results of operations and financial condition.
Any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third-party providers’ systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over our third-party suppliers, which increases our vulnerability to problems with services they provide. We have experienced failures by third-party providers’ systems which resulted in a limited interruption of our system. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with clients and adversely affect our business and could expose us to third-party liabilities.
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
As of January 31, 2023, we had U.S. federal and state net operating loss carryforwards ("NOLs") of $599.0 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. We have completed a Section 382 study and as a result of the analysis, it is more likely than not that we have experienced an "ownership change." In addition, it is more likely than not that our existing NOLs are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act of 2017, as amended by The Coronavirus Aid, Relief, and Economic Security Act of 2020, the amount of post 2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the year ended January 31, 2024 our net cash used in operating activities was $32.4 million. As of January 31, 2024, we had $87.5 million of cash and cash equivalents, which are held for working capital purposes. Prior to its termination on December 4, 2023, we were party to a credit facility with Silicon Valley Bank ("SVB") pursuant to which we had the ability to borrow up to $100.0 million under a revolving line of credit.
On December 4, 2023, we entered into a credit agreement (the “Credit Agreement”) with Capital One, National Association (“Capital One”), providing for a senior secured asset-based revolving credit facility with an initial borrowing capacity of up to $50.0 million (the “Capital One Credit Facility”). Our obligations under the Capital One Credit Facility are guaranteed by our subsidiaries located in the United States, and are secured by a first priority lien on substantially all of our tangible and intangible property. As of January 31, 2024, we had no outstanding borrowings under the Capital One Credit Facility.
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

•the impact of public health concerns on the economy, our company, our customers, suppliers or employees;
•macroeconomic conditions, such as rising interest and inflation rates and economic slowdowns and recessions, and political conditions or events, including those resulting from geopolitical uncertainty and instability or war, such as the ongoing military conflict between Russia and Ukraine and the conflict in the Middle East; and
•our sale of common stock or other securities in the future.

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

Our seventh amended and restated certificate of incorporation (as amended, our "certificate of incorporation") and our fourth amended and restated by-laws ("bylaws") contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

As a healthcare-focused company, we understand the importance of managing cybersecurity risks that we face and have established a cybersecurity risk management program as part of our enterprise risk management program.
Cyber Risk Management and Strategy
Our cybersecurity risk management program is informed by recognized industry standards and frameworks and incorporates elements of the same, including elements of the National Institute of Standards and Technology Cybersecurity Framework and The Health Information Trust Alliance (HITRUST) Common Security Framework. Additionally, we are certified as a PCI-DSS Level 1 Service Provider. The Company’s cybersecurity program utilizes a cross functional, multilayered approach designed to: (i) identify, prevent and mitigate cybersecurity threats to the Company; (ii) preserve the confidentiality, security and availability of the information that we collect and store; (iii) protect the Company’s intellectual property; (iv) maintain the confidence of our customers, clients and business partners; and (v) provide appropriate public disclosure and required notices of cybersecurity risks and incidents when required.
Our cybersecurity program includes safeguards that are designed to protect the Company’s information systems from cybersecurity threats. Such safeguards include firewalls, automated intrusion detection systems, anti-malware functionality and access controls, which are evaluated and improved through periodic vulnerability assessments and ongoing cybersecurity threat intelligence. We have established and maintain an incident response plan that addresses the Company’s response to and recovery from a cybersecurity incident. The incident response plan is tested and evaluated on an annual basis.
The Company’s cybersecurity program is supported by engagement of third-party service providers who help identify, assess and respond to cybersecurity risks. For example, the Company regularly engages third parties to perform and facilitate assessments on our cybersecurity measures, including information security maturity assessments, audits, tabletop exercises, threat modeling and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to leadership, the Audit Committee, and/or the Board, as appropriate, and the Company adjusts its cybersecurity policies, standards, processes and practices as appropriate based on the information provided by the assessments, audits and reviews.
As part of our cybersecurity risk management program, we maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business. Further, all personnel are required to undergo cybersecurity training during onboarding and, thereafter, on an annual basis to reinforce the Company’s information security policies, standards and practices.
We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors may from time to time experience threats and security incidents that could affect our information or systems. See Item 1A “Risk Factors” in this Annual Report on Form 10-K for more information.
Governance
Phreesia takes a cross-functional approach to address the risks from cybersecurity threats. The Company’s Board of Directors (the “Board”) holds oversight responsibility over the Company’s enterprise risk management (“ERM”) program, which incorporates the Company’s cybersecurity risk management program. The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with the Company’s ERM function, the Company’s Chief Technology Officer, who serves as the Company’s Security Officer, along with other members of management including the Senior Director of Security Engineering, the Chief Privacy Officer, and the compliance, audit, and risk teams.
The Company’s Chief Technology Officer is principally responsible for day-to-day management of the Company’s cybersecurity risk management program. The Chief Technology Officer reports directly to the Chief Executive Officer and works in coordination with the other members of the leadership team, which includes our General Counsel, Chief Operating Officer, and Chief Financial Officer. The Chief Technology Officer oversees a team of security professionals, which is led by the Senior Director of Security Engineering. The security team includes approximately 40 security professionals, 25 of whom are security engineers. Other members of the team oversee and manage identity, risk, compliance and audit functions.
The Board and the Audit Committee each receive regular presentations and reports from the Company’s Chief Technology Officer and/or General Counsel on cybersecurity risks, which address a wide range of topics including, among others, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third party service providers. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds under the Company’s incident response plan.
Item 2. Properties
We are a fully remote company and do not maintain physical corporate offices. Our employees work remotely, from home or at shared co-working office spaces. We believe these arrangements support our current needs. We maintain a mailing address at 1521 Concord Pike, Suite 301, PMB 221, Wilmington, DE 19803. For purposes of compliance with applicable requirements of the Securities Act and the Exchange Act, stockholder communications required to be sent to our principal executive offices may be directed to the email address set forth in our proxy materials and/or identified on our investor relations website.

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
The following graph shows a comparison from July 18, 2019, the date on which our common stock first began trading the NYSE, through January 31, 2024 of the cumulative total stockholder return on our common stock, the NYSE Composite Index, S&P 500, and the S&P 1500 Composite Software and Services Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return
$300
$250
$200
$150
$100
$50
07/18/19
01/31/20
01/31/21
01/31/22
01/31/23
01/31/24
Phreesia, Inc.
S&P 500 Index
NYSE Composite Index
S&P 1500 Composite Software & Services Index

Stockholders
We had approximately 42 stockholders of record as of March 15, 2024; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate declaring or paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, restrictions that may be imposed by applicable law and our contracts and other factors the board of directors deems relevant. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the Capital One Credit Facility.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended January 31, 2024 that were not previously reported on a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
Not applicable.
Use of Proceeds from Sales of Registered Securities
Not applicable.

Item 6. Reserved
Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends January 31. References to fiscal 2024 and 2023 refer to the fiscal years ended January 31, 2024 and 2023, respectively.
Basis of Presentation
This management's discussion and analysis discusses our financial condition and results of operations for the years ended January 31, 2024 and 2023. Please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2023 for a comparison of the year ended January 31, 2023 to the year ended January 31, 2022.

Financial Highlights
Fiscal 2024
•Total revenue increased 27% to $356.3 million in fiscal 2024 compared with $280.9 million in fiscal 2023.
•Net loss was $136.9 million in fiscal 2024 compared with $176.1 million in fiscal 2023.
•Adjusted EBITDA was negative $35.4 million in fiscal 2024 compared with negative $92.5 million in fiscal 2023.
•Cash used in operating activities was $32.4 million in fiscal 2024 compared with cash used in operating activities of $90.1 million in fiscal 2023.
•Free cash flow was negative $57.5 million in fiscal 2024 compared with negative $116.3 million in fiscal 2023.
•Cash and cash equivalents was $87.5 million as of January 31, 2024 compared with $176.7 million as of January 31, 2023.
For a reconciliation of Adjusted EBITDA to net loss and a reconciliation of free cash flow to net cash used in operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”
Overview
We are a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. Our solutions include SaaS-based integrated tools that manage patient access, registration and payments. We have tools to communicate with patients about their health and have demonstrated increased rates of preventive care and vaccinations. Additionally, our solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers to better understand their patients and connect them to needed services, resulting in improved health outcomes. We also provide life sciences companies, health plans and other payer organizations (payers), patient advocacy, public interest and other not-for-profit organizations with a channel for direct communication with patients. Our solutions also include additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specific clinical expertise.
We serve an array of healthcare services clients of all sizes across over 25 specialties, ranging from single-specialty practices, including internal and family medicine, urology, dermatology, and orthopedics, to large, multi-specialty groups, and health systems as well as regional and national payers and other organizations that provide other types of healthcare-related services. Our Network solutions revenue (as described below) is generated from clients in the pharmaceutical, biotechnology and medical device industries, as well as payers, patient advocacy, public interest and other not-for-profit organizations seeking to activate, engage and educate patients about topics critical to their health.
We derive revenue from (i) subscription fees from healthcare services clients for access to our solutions and related professional services fees, (ii) payment processing fees based on levels of patient payment volume processed through our solutions and (iii) fees from life sciences and payer clients for delivering direct communications to help activate, engage and educate patients about topics critical to their health using our solutions. We also generate revenue through our additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specific clinical expertise. We have strong visibility into our business as the majority of our revenue is derived from recurring subscription fees and re-occurring payment processing fees.
We market and sell our products and services to healthcare services prospects throughout the U.S. using a direct sales organization. Our database team is responsible for the hygiene and health of our data and is tasked with validating information by using various tools to enrich it. This data powers our sales development organization. Our marketing team identifies customer profiles, develops content and deploys one-to-many communications to soften the market. This helps prepare our sales development team to outbound to prospects. The sales development team creates opportunities and works with the direct sales team to qualify those opportunities. Our sales force executes on these qualified sales leads, partnering with sales enablement and client services to ensure prospects are educated on the breadth of our capabilities and demonstrable value proposition, with the goal of attracting and retaining clients and expanding their use of our solutions over time. Most of our healthcare services customer contracts are structured as annual, auto-renewing agreements. Our sales typically involve competitive processes, and sales cycles have, on average, varied in duration from three months to six months, depending on the size of the potential client. In addition, through Phreesia University (Phreesia’s in-house training program), events, client conferences and webinars, we help our healthcare services clients optimize their businesses and, as a result, support client retention.
We also sell products and services to life sciences and payer organizations, healthcare advertising agencies and advocacy groups as well as advertising agencies through our direct sales and marketing teams. Unlike healthcare services programs, most of the life science campaigns need to be measured and resold each year. Like healthcare services, the marketing team supports net new business and client retention for life sciences by educating ideal customer profiles about the value of Phreesia and the positive impact on health outcomes Phreesia campaigns have on patients.
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

See Note 16 - Acquisitions within Part II - Item 8 of this Annual Report on Form 10-K for additional information regarding our acquisitions.
Termination of Third SVB Facility
On December 4, 2023, we terminated the Third SVB Facility with SVB. We recorded a loss on extinguishment of debt of $1.1 million in connection with the termination of the Third SVB Facility, including lender fees of $0.6 million.
Capital One Facility
On December 4, 2023, we entered into a new 5-year $50.0 million senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5.0 million and a letter of credit sub-limit of at least $5.0 million. The new Capital One Credit Facility was entered into with Capital One, N.A., acting as administrative agent and replaces our previous senior secured revolving credit facility with SVB. The new Capital One Credit Facility will give us additional financial flexibility through fiscal year 2028. The facility is available to us for working capital and general corporate purposes. The Capital One Credit Facility bears interest at a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate as specified in the Credit Agreement. In addition to principal and interest due under the Capital One Credit Facility, we are required to pay an annual fee equal to 0.25% of the unused balance of the facility.
Macroeconomic environment and geopolitical conditions
Our business is directly and indirectly affected by macroeconomic conditions, geopolitical conditions and the state of global financial markets. Recent geopolitical uncertainty resulting, in part, from military conflict between Russia and Ukraine and the conflict in the Middle East, as well as other macro-economic conditions, such as the impact of pandemics, increased interest rates, inflation in the cost of goods, services and labor, or a recession or an economic slowdown in the U.S. or internationally have contributed to significant volatility and declines in global financial markets. The uncertainty over the extent and duration of the ongoing conflict and these macroeconomic conditions continues to cause disruptions to businesses and markets worldwide. While none of these factors individually has had a material impact on our business to date, it is difficult to predict the potential impact these factors may have on our future business results, and each could adversely impact our business operations, financial performance and results of operations.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	For the fiscal years ended January 31,		Change
	2024	2023	Amount	%
Key Metrics:
Average number of healthcare services clients ("AHSCs")	3,601	2,856	745	26%
Healthcare services revenue per AHSC	$72,215	$72,599	$(384)	(1)%
Total revenue per AHSC	$98,944	$98,358	$586	1%

•AHSCs. We define AHSCs as the average number of clients that generate subscription and related services or payment processing revenue each month during the applicable period. In cases where we act as a subcontractor providing white-label services to our partner's clients, we treat the contractual relationship as a single healthcare services client. We believe growth in AHSCs is a key indicator of the performance of our business and depends, in part, on our ability to successfully develop and market our solutions to healthcare services organizations that are not yet clients. While growth in AHSCs is an important indicator of expected revenue growth, it also informs our management of the areas of our business that will require further investment to support expected future AHSC growth. For example, as AHSCs increase, we may need to add to our customer support team and invest to maintain effectiveness and performance of our solutions for our healthcare services clients and their patients.
•Healthcare services revenue per AHSC. We define Healthcare services revenue as the sum of subscription and related services revenue and payment processing revenue. We define Healthcare services revenue per AHSC as healthcare services revenue in a given period divided by AHSCs during that same period. We are focused on continually delivering value to our healthcare services clients and believe that our ability to increase healthcare services revenue per AHSC is an indicator of the long-term value of our solutions. Healthcare services revenue per AHSC was $72,215 for the year ended January 31, 2024 compared to $72,599 for the year ended January 31, 2023, a decrease of $384. The decline was primarily driven by AHSC growth significantly outpacing growth in payment processing volume and payment processing revenue.
•Total Revenue per AHSC. We define Total revenue per AHSC as Total revenue in a given period divided by AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment processing revenue. Additionally, our relationships with healthcare services clients who subscribe to our technology give us the opportunity to engage with life sciences companies, health plans and other payer organizations, patient advocacy, public interest and other not-for-profit organizations who deliver direct communication to patients through our solutions. As a result, we believe that our ability to increase Total revenue per AHSC is an indicator of the long-term value of our solutions. Total revenue per AHSC was $98,944 for the year ended January 31, 2024 compared to $98,358 for the year ended January 31, 2023, an increase of $586. The increase was primarily driven by Network solutions revenue growth outpacing healthcare services client growth.

Additional Information

	For the fiscal years ended January 31,		Change
	2024	2023	Amount	%
Patient payment volume (in millions)	$3,947	$3,284	$663	20%
Payment facilitator volume percentage	82%	80%	2%	3%

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

Results of operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	For the fiscal years ended January 31,		For the fiscal years ended January 31,
(in thousands)	2024	2023	2024	2023
Revenue
Subscription and related services	$165,436	$128,975	46%	46%
Payment processing fees	94,610	78,368	27%	28%
Network solutions	96,253	73,567	27%	26%
Total revenues	356,299	280,910	100%	100%
Expenses
Cost of revenue (excluding depreciation and amortization)	61,025	58,944	17%	21%
Payment processing expense	62,986	50,323	18%	18%
Sales and marketing	147,008	151,263	41%	54%
Research and development	112,346	91,244	32%	32%
General and administrative	79,926	80,384	22%	29%
Depreciation	17,584	17,988	5%	6%
Amortization	11,903	7,316	3%	3%
Total expenses	492,778	457,462	138%	163%
Operating loss	(136,479)	(176,552)	(38)%	(63)%
Other income (expense), net	44	(175)	—%	—%
Loss on extinguishment of debt	(1,118)	—	—%	—%
Interest income, net	2,211	1,064	1%	—%
Total other income, net	1,137	889	—%	—%
Loss before provision for income taxes	(135,342)	(175,663)	(38)%	(63)%
Provision for income taxes	(1,543)	(483)	—%	—%
Net loss	$(136,885)	$(176,146)	(38)%	(63)%

Components of statements of operations
Revenue
We generate revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. We derive revenue from subscription fees and related services generated from our healthcare services clients for access to our solutions, payment processing fees based on the levels of patient payment volume we process, and from fees from life sciences and payer clients for delivering direct communications to help activate, engage and educate patients about topics critical to their health.
Our total revenues consist of the following:
•Subscription and related services. We primarily generate subscription fees from our healthcare services clients based on the number of healthcare services clients that subscribe to and utilize our solutions. Our healthcare services clients are typically billed monthly in arrears, though in some instances, healthcare services clients may opt to be billed quarterly or annually in advance. Subscription fees are typically auto-debited from healthcare services clients’ accounts every month. As we target and add larger enterprise healthcare services clients, these clients may choose to contract differently than our typical per healthcare services client subscription model. To the extent we charge in an alternative manner with larger enterprise healthcare services clients, we expect that such a pricing model will recur and, combined with our per healthcare services client subscription fees, will increase as a percentage of our total revenue.
In addition, we receive certain fees from healthcare services clients for professional services associated with our implementation services as well as travel and expense reimbursements, shipping and handling fees, sales of hardware (PhreesiaPads and Arrivals Kiosks), on-site support and training.

•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through our solutions. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 82% and 80% of our patient payment volume in fiscal 2024 and 2023, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions. Patient payment responsibility typically declines as a share of total spending as the calendar year progresses due to benefit design. Consistent with that trend, payment volume on a per client basis has historically been lower in the second half of our fiscal year as compared to the first half of our fiscal year.
•Network solutions. We generate revenue from life sciences and payer clients for delivering direct communications to patients. As we expand our healthcare services client base, we increase the number of new patients we can reach to deliver our direct communications that help activate, engage and educate patients about topics critical to their health on behalf of life sciences and payer clients.
Cost of revenue (excluding depreciation and amortization)
Our cost of revenue (excluding depreciation and amortization) primarily consists of personnel costs, including salaries, stock-based compensation, benefits and bonuses for implementation and technical support, and infrastructure costs to operate our solutions such as hosting fees and fees paid to various third-party providers for access to their technology, as well as costs to verify insurance eligibility and benefits.
Payment processing expense
Payment processing expense consists primarily of interchange fees set by payment card networks that are ultimately paid to the card-issuing financial institution, assessment fees paid to payment card networks, and fees paid to third-party payment processors and gateways. Payment processing expense may increase as a percentage of payment processing revenue if card networks raise pricing for interchange and assessment fees or if we reduce pricing to our clients.
Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including salaries, stock-based compensation, benefits, bonuses and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party partners for sales and lead generation. Advertising is expensed as incurred.
Research and development
Research and development expense consists of costs to develop our products and services that do not meet the criteria for capitalization as internal-use software. These costs consist primarily of personnel costs, including salaries, stock-based compensation and benefits for our development personnel. Research and development expense also includes third-party partner fees and third-party consulting fees.
General and administrative
General and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and benefits for our executive, finance, legal, security, human resources, information technology and other administrative personnel. General and administrative expense also includes software costs to support our finance, legal and human resources operations, insurance costs as well as fees to third-party providers for accounting, legal and consulting services, costs for various non income-based taxes and software costs.
Depreciation
Depreciation represents depreciation expense for PhreesiaPads and Arrivals Kiosks, data center and other computer hardware, purchased computer software, furniture and fixtures and leasehold improvements.
Amortization
Amortization primarily represents amortization of our capitalized internal-use software related to our solutions as well as amortization of acquired intangible assets.
Other income (expense), net
Our other income and expense line items consist of the following:

•Other income (expense), net. Other income (expense), net consists of foreign currency-related gains and losses and other miscellaneous income (expense).
•Loss on extinguishment of debt. Loss on extinguishment of debt represents the difference between the amount paid on extinguishment of debt (including any directly related fees) and the net carrying amount of debt being extinguished.
•Interest income. Interest income consists of interest earned on our cash and cash equivalent balances.
•Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations as well as amortization of discounts and deferred financing costs.
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that substantially all of our deferred tax assets as of January 31, 2024 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance. Provision for income taxes also includes U.S. state and local income taxes and foreign income taxes. We record unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjust these balances when our judgement changes as a result of the evaluation of new information previously not available.
Comparison of fiscal 2024 versus fiscal 2023
Revenue

	Fiscal years ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Subscription and related services	$165,436	$128,975	$36,461	28%
Payment processing fees	94,610	78,368	16,242	21%
Network solutions	96,253	73,567	22,686	31%
Total revenues	$356,299	$280,910	$75,389	27%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $36.5 million to $165.4 million for fiscal 2024, as compared to $129.0 million for fiscal 2023, primarily due to new healthcare services clients added in fiscal 2024 as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through our solutions increased $16.2 million to $94.6 million for fiscal 2024, as compared to $78.4 million for fiscal 2023, due to the addition of new healthcare services clients, which drove increases in patient visits and patient payments processed through our platform.
•Network solutions. Our revenue from life science and payer clients increased $22.7 million to $96.3 million for fiscal 2024, as compared to $73.6 million for fiscal 2023 due to an increase in engagement, education programs and deeper patient outreach among the existing programs.
Cost of revenue (excluding depreciation and amortization)

	Fiscal years ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$61,025	$58,944	$2,081	4%
Cost of revenue (excluding depreciation and amortization) increased $2.1 million to $61.0 million for fiscal 2024, as compared to $58.9 million for fiscal 2023. The increase resulted primarily from a $6.1 million increase in outside services and other third-party costs driven by growth in revenue and a $0.9 million increase in employee stock compensation costs, partially offset by a $4.7 million decrease in employee salary and benefits costs driven by lower headcount.

Stock compensation incurred related to cost of revenue was $4.6 million and $3.7 million for fiscal 2024 and fiscal 2023, respectively.
Payment processing expense

	Fiscal years ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Payment processing expense	$62,986	$50,323	$12,663	25%
Payment processing expense increased $12.7 million to $63.0 million for fiscal 2024, as compared to $50.3 million for fiscal 2023. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year.
Sales and marketing

	Fiscal years ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$147,008	$151,263	$(4,255)	(3%)
Sales and marketing expense decreased $4.3 million to $147.0 million for fiscal 2024, as compared to $151.3 million for fiscal 2023. The decrease was primarily attributable to a $13.6 million decrease in employee salary and benefits costs driven by lower average headcount, partially offset by a $3.8 million increase in employee stock compensation, a $3.0 million increase in travel and other internal sales and marketing costs as well as a $2.6 million increase in outside services and other third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $26.0 million and $22.2 million for fiscal 2024 and fiscal 2023, respectively.
Research and development

	Fiscal years ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$112,346	$91,244	$21,102	23%
Research and development expense increased $21.1 million to $112.3 million for fiscal 2024, as compared to $91.2 million for fiscal 2023. The increase resulted primarily from a $9.2 million increase in employee salary and benefit costs and a $5.7 million increase in employee stock compensation costs, each driven by increased research and development headcount, a $2.1 million increase in software costs, a $1.1 million increase in outside services costs, as well as a $0.8 million increase in hardware and hosting costs.
Stock compensation incurred related to research and development expense was $17.4 million and $11.8 million in fiscal 2024 and fiscal 2023, respectively.
General and administrative

	Fiscal years ended January 31,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$79,926	$80,384	$(458)	(1%)
General and administrative expense decreased $0.5 million to $79.9 million for fiscal 2024, as compared to $80.4 million for fiscal 2023. The $0.5 million decrease resulted primarily from a $1.7 million decrease in employee salary and benefit costs as well as lower rent, travel and insurance costs, partially offset by a $2.5 million increase in employee stock compensation costs as well as higher outside services costs associated with fiscal year 2024 acquisitions.
Stock compensation incurred related to general and administrative expense was $23.7 million and $21.2 million in fiscal 2024 and fiscal 2023, respectively.

Depreciation

	Fiscal years ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Depreciation	$17,584	$17,988	$(404)	(2%)
Depreciation expense decreased $0.4 million to $17.6 million for fiscal 2024, as compared to $18.0 million for fiscal 2023. The decrease was primarily attributable to lower computer equipment depreciation.
Amortization

	Fiscal years ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Amortization	$11,903	$7,316	$4,587	63%
Amortization expense increased $4.6 million to $11.9 million for fiscal 2024, as compared to $7.3 million for fiscal 2023. The increase was primarily driven by higher amortization of capitalized internal-use software development costs as well as amortization of intangible assets acquired during the current year.
Other income (expense), net

	Fiscal years ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Other income (expense), net	$44	$(175)	$219	(125%)
Other income (expense), net was income of less than $0.1 million for fiscal 2024 as compared to expense of $0.2 million for fiscal 2023. Other income (expense) is comprised primarily of foreign exchange gains and losses.
Loss on extinguishment of debt

	Fiscal years ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Loss on extinguishment of debt	$(1,118)	$—	$(1,118)	(100%)
During fiscal 2024, we recorded a $1.1 million loss on extinguishment of debt in connection with the termination of the Third SVB Facility.
Interest income, net

	Fiscal years ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Interest income, net	$2,211	$1,064	$1,147	108%
Interest income, net increased by $1.1 million to $2.2 million for fiscal 2024, as compared to $1.1 million for fiscal 2023. The increase is primarily attributable to higher interest income earned from our cash and cash equivalent balances.

Provision for income taxes

	Fiscal years ended January 31,
(in thousands)	2024	2023	$ Change	% Change
Provision for income taxes	$(1,543)	$(483)	$(1,060)	219%
Provision for income taxes increased by $1.1 million to $1.5 million for fiscal 2024, as compared to $0.5 million for fiscal 2023. The increase in provision for income taxes relates primarily to an increase in Canadian income tax expense.
Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss before interest income (expense), net, provision for income taxes, depreciation and amortization, and before stock-based compensation expense, loss on extinguishment of debt and other income (expense) net.
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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2024	2023
Net loss	$(136,885)	$(176,146)
Interest income, net	(2,211)	(1,064)
Provision for income taxes	1,543	483
Depreciation and amortization	29,487	25,304
Stock-based compensation expense	71,613	58,775
Loss on extinguishment of debt	1,118	—
Other (income) expense, net	(44)	175
Adjusted EBITDA	$(35,379)	$(92,473)

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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(32,378)	$(90,123)
Less:
Capitalized internal-use software	(19,291)	(21,471)
Purchases of property and equipment	(5,806)	(4,732)
Free cash flow	$(57,475)	$(116,326)

Liquidity and capital resources
As of January 31, 2024 and 2023, we had cash and cash equivalents of $87.5 million and $176.7 million, respectively. Cash and cash equivalents consist of money market funds and cash on deposit.
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

Silicon Valley Bank facility
Termination of the Third SVB Facility
On December 4, 2023, we terminated the Third SVB Facility and we recorded a $1.1 million loss on extinguishment of debt, including $0.6 million of lender and third-party fees and $0.5 million to write-off unamortized deferred financing costs. Lender fees included a termination fee of 1.0% of borrowing capacity.
Capital One facility
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
The Capital One Credit Facility includes financial covenants including, but not limited to requiring us to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio and limiting the amount of cash and cash equivalents we hold outside Capital One, each as defined in the Credit Agreement. We were in compliance with all covenants related to the Capital One Credit Facility as of January 31, 2024.
We believe that our cash and cash equivalents along with cash generated in the normal course of business, are sufficient to fund our operations for at least the next 12 months.
Financing agreements
On June 8, 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of January 31, 2024, there was $3.1 million in outstanding principal and interest due under the agreement. The financing agreement requires us to pay $0.1 million per month for 36 months beginning August 2023. The effective interest rate on the agreement is 10.5% per annum.
Shares issued as consideration for acquisition
On June 30, 2023, we entered into an agreement to acquire 100% of the outstanding equity of MediFind for total consideration of $8.9 million, which included the issuance of 150,786 shares of our common stock to certain MediFind stockholders.
On August 11, 2023, we entered into an agreement to acquire 100% of the outstanding equity of Access for total consideration of $37.4 million, which included the issuance of 1,096,436 shares of our common stock to certain members of Access.
Liabilities issued as consideration for acquisition
On October 3, 2023, we entered into an agreement to acquire 100% of the outstanding equity of ConnectOnCall for total consideration of $13.9 million, including liabilities with an acquisition-date fair value of $10.0 million. The liabilities include undiscounted payments of $10.9 million payable in seven quarterly installments through June 2025. See Note 16 - Acquisitions of this Annual Report on Form 10-K for additional information regarding the acquisition of ConnectOnCall.

The following table summarizes our sources and uses of cash for each of the periods presented:

	Fiscal years ended January 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(32,378)	$(90,123)
Net cash used in investing activities	(39,670)	(26,203)
Net cash used in financing activities	(17,115)	(20,803)
Net decrease in cash and cash equivalents	$(89,163)	$(137,129)
Operating activities
The primary sources of cash from operating activities are cash received from our customers and interest earned on our money market mutual funds. The primary uses of cash for operating activities are for payroll, payments to suppliers, payments for operating leases, as well as cash paid for interest on our finance leases and other financings and cash paid for various taxes.
During the fiscal year ended January 31, 2024, net cash used in operating activities was $32.4 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations. During the fiscal year ended January 31, 2023, net cash used in operating activities was $90.1 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
The change in net cash used in operating activities was driven primarily by an increase in cash received from customers driven by higher revenues, higher interest income on money market mutual funds we held during the year ended January 31, 2024 and lower employee compensation costs, primarily due to lower average employee headcount, partially offset by higher outside services costs and acquisition-related costs.
Investing activities
During the fiscal year ended January 31, 2024, net cash used in investing activities was $39.7 million, including $19.3 million of cash paid for capitalized internal-use software, $14.6 million of cash paid for acquisitions, net of cash acquired, as well as well as $5.8 million of purchases of property and equipment.
During the fiscal year ended January 31, 2023, net cash used in investing activities was $26.2 million, principally resulting from capital expenditures, the majority of which consisted of $21.5 million of cash paid for capitalized internal-use software, as well as $4.7 million of purchases of property and equipment, including hardware used by clients and data center equipment.
Financing activities
During the fiscal year ended January 31, 2024, net cash used in financing activities was $17.1 million, primarily consisting of $12.2 million used for treasury stock to satisfy tax withholdings on stock compensation awards, $7.4 million used for principal payments on finance leases and financing arrangements, $2.1 million used for debt issuance costs, facility fees and debt extinguishment costs, and $1.3 million used for principal payments of acquisition-related liabilities, partially offset by $4.2 million in proceeds from our equity compensation plans and $1.7 million constructive financing related to our software financing arrangement.
During the fiscal year ended January 31, 2023, cash provided by financing activities was $20.8 million, primarily consisting of $19.4 million used for treasury stock to satisfy tax withholdings on stock compensation awards and $5.9 million used for principal payments on finance leases and financing arrangements, partially offset by $4.9 million in proceeds from our equity compensation plans.
Material Cash Requirements
Our material cash requirements relate to human capital, contractual purchase commitments, payments on deferred consideration liabilities, leases and financing arrangements. Refer to Note 4 - Composition of certain financial statement accounts in Part II - Item 8 of this Annual Report on Form 10-K for additional information on accrued payroll related liabilities and deferred consideration liabilities. Refer to Note 6 - Finance leases and other debt, Note 10 - Leases and Note 11 - Commitments and contingencies in Part II - Item 8 of this Annual Report on Form 10-K for additional information on cash requirements for leases, financing arrangements and contractual purchase commitments.

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
We believe the areas in which we apply significant judgements when determining revenue recognition relate to the identification of distinct performance obligations, the assessment of the standalone selling price (“SSP”) for each performance obligation identified, the determination of the amount of variable consideration to include in the transaction price of our contracts with customers and the determination of whether we are the principal or the agent for certain performance obligations.
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
We occasionally provide credits to customers representing adjustments to the transaction price. Known and estimable credits and adjustments represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We estimate the amount of variable consideration based on its expected probability-weighted value or its most likely amount. We include variable consideration in the transaction price to the extent it is probable there will not be a significant reversal of revenue when the uncertainty with respect to the variable consideration is resolved. We believe that there will not be significant changes to our estimates of variable consideration as of January 31, 2024.
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
Business combinations
We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. With the assistance of third-party appraisers, we assess the fair value of the assets acquired in business combinations. The fair value of the acquired licenses and technology was estimated using the relief from royalty method. The fair value of customer relationships was estimated using a multi period excess earnings method. To calculate fair value, we used cash flows discounted at a rate considered appropriate given the inherent risks associated with each client grouping. Our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to our estimates to goodwill provided that we are within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

In connection with the ConnectOnCall acquisition, we recorded deferred consideration liabilities within other current liabilities and other long-term liabilities for amounts payable to the selling shareholders in seven quarterly installments from December 2023 through June 2025. The fair value of our deferred consideration liabilities was determined based on a discount cash flow approach, using the pre-tax cost of debt of 9.3%. In connection with the acquisition of ConnectOnCall, we recorded deferred consideration liabilities with an acquisition-date fair value of $10.0 million. During the fiscal year ended January 31, 2024, we paid $1.6 million against the deferred consideration liabilities. Payments of the deferred consideration liabilities are included in general and administrative expense in our accompanying consolidated statements of operations.
Capitalized internal-use software
We capitalize certain costs incurred for the development of computer software for internal use pursuant to ASC Topic 350-40, Intangibles—Goodwill and Other—Internal use software. These costs relate to the development of our solutions. We capitalize the costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. We evaluate the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our solutions, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.
Stock-based compensation for market-based performance stock units ("PSUs")
We granted market-based PSUs during fiscal 2022, 2023 and 2024.
PSUs vest in between 0% and 220% of the number of PSUs originally granted based on our total stockholder return ("TSR"), relative to a peer group of companies on the Russell 3000 stock index. PSUs granted during fiscal 2024, 2023 and 2022 vest in a maximum of 220%, 200% and 200% of the number of PSUs originally granted, respectively. We estimate the fair value of the PSUs using a Monte Carlo Simulation model which projects TSR for Phreesia and each member of the peer group over a performance period of approximately three years. The most critical and judgmental assumptions used in the Monte Carlo Simulation to estimate the fair value of the PSUs are set forth below:
•Correlation coefficient: The correlation coefficient measures the correlation of our stock to the stock of the companies in the peer group. This coefficient is used to project the performance of our stock against our peers to estimate projected performance under the plan.
•Expected volatility: For PSUs granted during the year ended January 31, 2024 and January 31, 2023, the expected volatility is based on the historical volatility of our stock price over a term commensurate with the simulation term assumption. For PSUs granted during the fiscal year ended January 31, 2022, the expected volatility was based on historical volatilities of peer companies within our industry which were commensurate with the simulation term assumption.
We recognize the grant-date fair value of stock-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award.
Recent accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting. The new standard will require us to provide all disclosures required by ASC 280 - Segment Reporting all segment reporting, including a measure of segment profit or loss. The new standard will also require us to disclose the title and position of our Chief Operating Decision Maker. ASU 2023-07 will be effective for our fiscal year ended January 31, 2025 and interim periods within our fiscal year ended January 31, 2026. Early adoption is permitted. We will be required to apply ASU 2023-07 retrospectively to all periods presented.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 will require us to add additional disclosures to our income tax footnote. The new standard will require us to provide an income tax rate reconciliation in dollars and percent. Additionally, the new standard will require us to disclose any significant impacts of individual jurisdictions on our income tax rate reconciliation and our disclosure of and income taxes paid. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted.
See Note 3 - Summary of significant accounting policies in Part II - Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest rate risk
As of January 31, 2024, our cash and cash equivalents consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
Although we had no debt outstanding under the Capital One Credit Facility as of January 31, 2024, changes in interest rates would affect interest expense if we borrow against the Capital One Credit Facility in the future. Additionally, changes in interest rates will impact the discount rate and resulting interest expense for any new finance leases or financing arrangements.
Foreign currency exchange risk
We have foreign currency risks related to our expenses denominated in Canadian dollars, which are subject to fluctuations due to changes in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements.

Item 8. Consolidated Financial Statements and Supplementary Data

PHREESIA, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Phreesia, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Phreesia, Inc. and subsidiaries (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value of acquired customer relationships intangible asset
As discussed in Note 16 to the consolidated financial statements, the Company consummated the acquisition of Access eForms, LLC (Access eForms) for $37,411 thousand during the year ended January 31, 2024. The acquisition-date fair value of Access eForms’ customer relationships intangible asset was $10,700 thousand. The fair value of these intangibles was estimated using a multi-period excess earnings method.
We identified the evaluation of the fair value of customer relationships intangible asset acquired through the Access eForms business combination as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the attrition rate assumption used to value the customer relationships intangible asset. Specifically, the fair value of the acquired intangible asset was sensitive to possible changes in the attrition rate assumption, requiring the assistance of valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the attrition rate assumption used in the Company’s valuation. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the attrition rate by comparing it against historical attrition rates using historical customer sales data that we assessed for completeness and accuracy, and (2) independently developing a range of attrition rates using the historical customer sales data and comparing it to the Company’s estimate.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Pittsburgh, Pennsylvania
March 15, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Phreesia, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Phreesia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 15, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Pittsburgh, Pennsylvania
March 15, 2024

Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 31,
	2024	2023
Assets
Current:
Cash and cash equivalents	$87,520	$176,683
Settlement assets	28,072	22,599
Accounts receivable, net of allowance for doubtful accounts of $1,392 and $1,053 as of January 31, 2024 and 2023, respectively	64,863	51,394
Deferred contract acquisition costs	768	1,056
Prepaid expenses and other current assets	14,461	10,709
Total current assets	195,684	262,441
Property and equipment, net of accumulated depreciation and amortization of $76,859 and $59,847 as of January 31, 2024 and 2023, respectively	16,902	21,670
Capitalized internal-use software, net of accumulated amortization of $45,769 and $37,236 as of January 31, 2024 and 2023, respectively	46,139	35,150
Operating lease right-of-use assets	266	569
Deferred contract acquisition costs	986	1,754
Intangible assets, net of accumulated amortization of $4,925 and $2,549 as of January 31, 2024 and 2023, respectively	31,625	11,401
Deferred tax asset	—	81
Goodwill	75,845	33,736
Other assets	2,879	3,255
Total Assets	$370,326	$370,057
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$28,072	$22,599
Current portion of finance lease liabilities and other debt	6,056	5,172
Current portion of operating lease liabilities	393	934
Accounts payable	8,480	10,836
Accrued expenses	37,130	21,810
Deferred revenue	24,113	17,688
Other current liabilities	5,875	—
Total current liabilities	110,119	79,039
Long-term finance lease liabilities and other debt	5,400	2,725
Operating lease liabilities, non-current	134	349
Long-term deferred revenue	97	125
Long-term deferred tax liabilities	270	—
Other long-term liabilities	2,857	—
Total Liabilities	118,877	82,238
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, undesignated, $0.01 par value—20,000,000 shares authorized as of both January 31, 2024 and 2023; no shares issued or outstanding as of January 31, 2024 and 2023, respectively	—	—
Common stock, $0.01 par value—500,000,000 shares authorized as of both January 31, 2024 and 2023; 57,709,762 and 54,187,172 shares issued as of January 31, 2024 and 2023, respectively	577	542
Additional paid-in capital	1,039,361	926,957
Accumulated deficit	(742,969)	(606,084)
Treasury stock, at cost, 1,355,169 and 971,236 shares as of January 31, 2024 and 2023, respectively	(45,520)	(33,596)
Total Stockholders’ Equity	251,449	287,819
Total Liabilities and Stockholders’ Equity	$370,326	$370,057
See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the fiscal years ended January 31,
	2024	2023	2022
Revenue:
Subscription and related services	$165,436	$128,975	$95,514
Payment processing fees	94,610	78,368	65,201
Network solutions	96,253	73,567	52,518
Total revenues	356,299	280,910	213,233
Expenses:
Cost of revenue (excluding depreciation and amortization)	61,025	58,944	42,669
Payment processing expense	62,986	50,323	38,719
Sales and marketing	147,008	151,263	106,421
Research and development	112,346	91,244	52,265
General and administrative	79,926	80,384	68,674
Depreciation	17,584	17,988	14,985
Amortization	11,903	7,316	6,317
Total expenses	492,778	457,462	330,050
Operating loss	(136,479)	(176,552)	(116,817)
Other income (expense), net	44	(175)	(78)
Loss on extinguishment of debt	(1,118)	—	—
Interest income (expense), net	2,211	1,064	(1,084)
Total other income (expense), net	1,137	889	(1,162)
Loss before provision for income taxes	(135,342)	(175,663)	(117,979)
Provision for income taxes	(1,543)	(483)	(182)
Net loss	$(136,885)	$(176,146)	$(118,161)
Net loss per share attributable to common stockholders, basic and diluted	$(2.51)	$(3.36)	$(2.37)
Weighted-average common shares outstanding, basic and diluted	54,561,449	52,440,067	49,888,436
See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Stockholders’ Equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
Balance, January 31, 2021	44,880,883	$449	$579,599	$(311,777)	$(4,965)	$263,306
Net loss	—	—	—	(118,161)	—	(118,161)
Stock-based compensation expense	—	—	29,668	—	—	29,668
Exercise of stock options and vesting of restricted stock units	1,997,551	20	4,123	—	—	4,143
Issuance of common stock for employee stock purchase plan	42,530	—	1,506	—	—	1,506
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(8,995)	(8,995)
Issuance of common stock in follow-on public offering, net	5,175,000	52	245,761	—	—	245,813
Balance, January 31, 2022	52,095,964	$521	$860,657	$(429,938)	$(13,960)	$417,280
Net loss	—	—	—	(176,146)	—	(176,146)
Stock-based compensation expense	—	—	52,506	—	—	52,506
Exercise of stock options and vesting of restricted stock units	1,626,123	16	1,515	—	—	1,531
Issuance of common stock for employee stock purchase plan	162,154	2	3,470	—	—	3,472
Issuance of stock for share-settled bonus awards	302,931	3	8,809	—	—	8,812
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(19,636)	(19,636)
Balance, January 31, 2023	54,187,172	$542	$926,957	$(606,084)	$(33,596)	$287,819
Net loss	—	—	—	(136,885)	—	(136,885)
Stock-based compensation expense	—	—	63,981	—	—	63,981
Exercise of stock options and vesting of restricted stock units	1,779,430	18	844	—	—	862
Issuance of common stock for employee stock purchase plan	141,121	1	3,234	—	—	3,235
Issuance of stock for share-settled bonus awards	354,817	4	9,037	—	—	9,041
Issuance of common stock as consideration in business combinations	1,247,222	12	35,308	—	—	35,320
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	(11,924)	(11,924)
Balance, January 31, 2024	57,709,762	$577	$1,039,361	$(742,969)	$(45,520)	$251,449
See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended January 31,
	2024	2023	2022
Operating activities:
Net loss	$(136,885)	$(176,146)	$(118,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,487	25,304	21,302
Stock-based compensation expense	71,613	58,775	36,144
Amortization of deferred financing costs and debt discount	321	310	288
Loss on extinguishment of debt	1,118	—	—
Cost of Phreesia hardware purchased by customers	1,619	1,598	672
Deferred contract acquisition costs amortization	1,056	1,696	2,211
Non-cash operating lease expense	702	1,768	1,004
Change in fair value of contingent consideration liabilities	—	—	258
Deferred taxes	228	434	143
Changes in operating assets and liabilities:
Accounts receivable	(11,205)	(11,132)	(10,216)
Prepaid expenses and other assets	(2,209)	250	(7,192)
Deferred contract acquisition costs	—	(427)	(3,349)
Accounts payable	(1,993)	4,774	2,881
Accrued expenses and other liabilities	14,195	2,720	(2,983)
Lease liabilities	(1,156)	(1,302)	(1,060)
Deferred revenue	731	1,255	3,348
Net cash used in operating activities	(32,378)	(90,123)	(74,710)
Investing activities:
Acquisitions, net of cash acquired	(14,573)	—	(34,423)
Capitalized internal-use software	(19,291)	(21,471)	(12,385)
Purchases of property and equipment	(5,806)	(4,732)	(18,420)
Net cash used in investing activities	(39,670)	(26,203)	(65,228)
Financing activities:
Proceeds from issuance of common stock in equity offerings, net of underwriters' discounts and commissions	—	—	245,813
Proceeds from issuance of common stock upon exercise of stock options	955	1,603	4,889
Treasury stock to satisfy tax withholdings on stock compensation awards	(12,176)	(19,383)	(8,995)
Proceeds from employee stock purchase plan	3,209	3,321	1,979
Finance lease payments	(6,779)	(5,731)	(4,267)
Constructive financing	1,688	—	—
Principal payments on financing agreements	(600)	(216)	(1,039)
Debt issuance costs and loan facility fee payments	(1,321)	(397)	(125)
Financing payments of acquisition-related liabilities	(1,333)	—	(3,286)
Debt extinguishment costs	(758)	—	—
Net cash (used in) provided by financing activities	(17,115)	(20,803)	234,969
Net (decrease) increase in cash and cash equivalents	(89,163)	(137,129)	95,031
Cash and cash equivalents—beginning of year	176,683	313,812	218,781
Cash and cash equivalents—end of year	$87,520	$176,683	$313,812

Supplemental information of non-cash investing and financing activities:
Right of use assets acquired in exchange for operating lease liabilities	$398	$—	$81
Property and equipment acquisitions through finance leases	$7,438	$526	$7,394
Purchase of property and equipment and capitalized software included in accounts payable and accrued liabilities	$1,299	$2,345	$1,124
Receivables for cash in-transit on stock option exercises	$—	$97	$169
Capitalized stock based compensation	$1,415	$1,372	$489
Issuance of stock to settle liabilities for stock-based compensation	$12,276	$12,284	$—
Deferred consideration liabilities payable in business combinations	$8,732	$—	$—
Issuance of stock as consideration in business combination	$35,321	$—	$—
Capitalized software acquired through vendor financing	$2,047	$—	$—
Cash paid for:
Interest	$1,306	$763	$802
Income taxes	$37	$39	$49
See notes to consolidated financial statements.

Phreesia, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
1. Background and liquidity
(a) Background
Phreesia, Inc. (the "Company") is a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. The Company's solutions include SaaS-based integrated tools that manage patient access, registration and payments. Additionally, the Company has tools to communicate with patients about their health that have demonstrated increased rates of preventive care and vaccinations. Additionally, Phreesia's solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers to better understand their patients and connect them to needed services, resulting in improved health outcomes. The Company also provides life sciences companies, health plans and other payer organizations (payers), patient advocacy, public interest and other not-for-profit organizations with a channel for direct communication with patients. Phreesia's solutions also include additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specific clinical expertise. Phreesia offers its healthcare services clients the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription. The Company was formed in May 2005.
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
On December 4, 2023, the Company entered into a credit agreement with Capital One N.A. containing a senior secured asset-based revolving credit facility with an available borrowing capacity of up to $50.0 million (the “Capital One Credit Facility”). On December 4, 2023, the Company also terminated the Third SVB Facility. See Note 6 - Finance Leases and other debt for additional information regarding the Capital One Credit Facility and the termination of the Third SVB Facility.
Management believes that the Company’s cash and cash equivalents at January 31, 2024, along with cash generated in the normal course of business and available borrowing capacity under the Capital One Credit Facility, are sufficient to fund its operations for at least the next 12 months.
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
(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2024, 2023 and 2022 refer to the fiscal years ending on January 31, 2024, 2023 and 2022, respectively.
3. Summary of significant accounting policies
(a) Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant assumptions and estimates relate to the allowance for doubtful accounts, capitalized internal-use software, the determination of the useful lives of property and equipment, the fair value of securities underlying stock-based compensation, the fair value of identifiable assets and liabilities and deferred consideration in business acquisitions.
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
(c) Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and settlement assets. The Company’s cash and cash equivalents are held by established financial institutions. The Company does not require collateral from its customers and generally requires payment within 30 to 60 days of billing. Settlement assets are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The Company uses one third-party payment processor.
The Company’s customers are primarily healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the years ended January 31, 2024, 2023 and 2022. As of both January 31, 2024 and January 31, 2023, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.
(d) Risks and uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws and government regulations. Additionally, the Company is subject to other risks associated with the markets in which it operates including reliance on third-party vendors, partners, and service providers. The Company supplements its workforce with contractors and consultants, including a substantial number of contractors and consultants in international locations. Certain of the Company's service providers, including certain third-party software developers, are located in international locations subject to warfare and/or political and economic instability, such as Ukraine and India. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of the Company's business and the Company's customer’s facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, political and economic instability, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of our productions and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of the Company's operations, adversely impacting the Company’s operating results and the Company's ability to meet the Company's obligations and commitments. See Note 6 - Finance leases and other debt and Note 11 - Commitments and contingencies, for a summary of our contractual commitments as of January 31, 2024.
(e) Cost of revenue (excluding depreciation and amortization)
Cost of revenue (excluding depreciation and amortization) primarily consists of personnel expenses for implementation and technical support, infrastructure costs for operation of our solutions such as hosting fees, and certain fees paid to various third-party providers for the use of their technology, as well as costs to verify insurance eligibility and benefits. Personnel expenses consist of salaries, stock-based compensation and benefits.
(f) Payment processing expense
Payment processing expense consists primarily of interchange fees set by payment card networks that are ultimately paid to the card-issuing financial institution, and assessment fees paid to payment card networks, and fees paid to third-party payment processors and gateways.
(g) Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including salaries, stock-based compensation, benefits, bonuses and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party partners for sales lead generation. Advertising is expensed as incurred. Advertising expense was $1,900, $2,634 and $4,007 for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
(h) Research and development
Research and development expense consists of costs for the design, development, testing and enhancement of the Company’s products and services that do not meet the criteria for capitalization as internal-use software. These costs consist primarily of personnel costs, including salaries, stock-based compensation and benefits for our development personnel. Research and development expense also includes third-party partner fees and third-party consulting fees.
(i) General and administrative
General and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and benefits for our executive, finance, legal, human resources, information technology, and other administrative personnel. General and administrative expense also includes consulting, legal, security, accounting services and allocated overhead.
(j) Depreciation
Depreciation represents depreciation expense for PhreesiaPads and Arrivals Kiosks (collectively, Phreesia hardware), data center and other computer hardware, purchased computer software, furniture and fixtures and leasehold improvements.
(k) Amortization
Amortization primarily represents amortization of our capitalized internal-use software related to the Company's solutions as well as amortization of acquired intangible assets.
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
(o) Accounts receivable
Accounts receivable represent trade receivables, net of allowances for doubtful accounts. The Company estimates the allowance for doubtful accounts as its current estimate of expected credit loss over the life of the instrument. The Company determines the allowance based on historical trends of accounts receivable balances that have been written off and specific account analysis of at-risk customers, the length of time accounts are past due, a customer's current ability to pay its obligations to the Company, the condition of the industry as a whole, as well as expected future changes in credit losses. Accounts receivable are written off at the point that internal collections efforts have been exhausted. As of January 31, 2024 and 2023, the Company has reserved $1,392 and $1,053, respectively, for the allowance for doubtful accounts.
Accounts receivable also includes unbilled accounts receivable (see Contract balances in Note 5(f)).
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
Upon sale or disposition of property and equipment, the cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in the consolidated statements of operations.

(q) Capitalized internal-use software
The Company capitalizes certain costs incurred for the development of computer software for internal use pursuant to ASC 350-40, Intangibles—Goodwill and Other—Internal use software. These costs relate to the development of its solutions. The Company capitalizes the costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its solutions, assesses the ongoing value of capitalized assets or determines the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs the Company capitalizes and amortizes could change in future periods. Refer to Note 4(d) for further detail on internal-use software costs capitalized during the period.
(r) Business combinations
The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company continues to collect information and reevaluate these estimates and assumptions quarterly and records any adjustments to its estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations.
When applicable, the consideration transferred for business combinations includes the acquisition-date fair value of deferred consideration liabilities. The Company recognizes interest expense to accrete deferred consideration liabilities to their settlement amount.
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
All other intangible assets associated with purchased intangibles, consisting of customer relationships, acquired technology, acquired trademarks and acquired licenses, are recorded at acquisition-date fair value less accumulated amortization and are amortized on a straight-line basis over their estimated remaining economic lives.
(t) Long-lived assets
Long-lived assets, such as property and equipment, intangible assets, capitalized internal-use software and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares the undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There were no impairment charges recognized in the consolidated statements of operations during any of the periods presented.
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
(v) Segment information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company defines the term “chief operating decision maker” to be its Chief Executive Officer. The Company’s Chief Executive Officer reviews the financial information presented on an entire company basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reportable operating segment. Additionally, substantially all of the Company's revenues and long-lived assets are located in the U.S. Since the Company operates in one operating segment and substantially all of the Company's revenues and long-lived assets are located in the U.S., all required financial segment information can be found in the accompanying consolidated financial statements.
(w) Stock-based compensation
The Company has stock-based compensation plans under which various types of equity-based awards are granted, including stock options, restricted stock units ("RSUs"), performance-based RSUs, and market-based performance stock units ("PSUs"). The compensation for the stock-based awards is recognized in accordance with ASC 718, Compensation — Stock Compensation, which requires that compensation cost be recognized for awards based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. For performance-based RSUs, the number of shares expected to vest is estimated at each reporting date based on management's expectations regarding the relevant performance criteria. The Company adjusts stock compensation expense for forfeitures of stock-based compensation awards in the periods the forfeitures occur.
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
During fiscal 2022, the Company adopted the Phreesia, Inc. 2019 Employee Stock Purchase Plan ("ESPP" or "the Plan"). The Company will record compensation expense based on the grant date fair value per award granted multiplied by the number of awards granted to the employee for the purchase period. The number of awards granted to the employee for the purchase period is equal to the expected employee contributions divided by 85% of the closing stock price on the offering date.

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
During fiscal 2023, the Company adopted the 2023 Inducement Award Plan (the "Inducement Plan"). The Inducement Plan allows the Company to grant equity-based incentive awards including stock options, RSUs and PSUs to employees of acquired companies to induce them to join the Company.
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
(y) Equity offering costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering, to the extent there are sufficient proceeds. Should the equity financing no longer be considered probable of being consummated, all deferred offering costs would be charged to operating expenses in the accompanying consolidated statement of operations.
(z) Foreign currency
The Company has a branch office in Canada that provides operational support. The functional currency of the Company’s foreign branch is the U.S. dollar. Accordingly, assets and liabilities of the Company’s foreign branch are re-measured into U.S. dollars at the exchange rates in effect at the reporting date with differences recorded as transaction gains and losses within other income (expense), net.
(aa) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the year ended January 31, 2024, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its financial statements and related disclosures.

4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses at January 31, 2024 and 2023 are as follows:

	January 31,
	2024	2023
Payroll-related expenses and taxes	$8,981	$4,461
Stock-based compensation liability	5,890	5,884
Payment processing fees liability	6,008	4,796
Acquisition-related liabilities	1,888	96
Income and other tax liabilities	3,042	1,491
Information technology services	5,927	2,249
Other	5,394	2,833
Total	$37,130	$21,810
(b) Other current liabilities and other long-term liabilities
Other current liabilities and other long-term liabilities as of January 31, 2024 were $5,875 and $2,857, respectively. There were no other current liabilities and other long-term liabilities recorded as of January 31, 2023.
Other current liabilities and other long-term liabilities represent deferred consideration liabilities payable to the former equity holders of ConnectOnCall. See Note 16 - Acquisitions for additional information regarding the acquisition of ConnectOnCall.
(c) Property and equipment
Property and equipment at January 31, 2024 and 2023 are as follows:

	Useful life (years)	January 31,
		2024	2023
PhreesiaPads and Arrivals Kiosks	3	$18,610	$17,932
Computer equipment	3	62,888	54,485
Computer software	3 to 5	11,687	8,571
Hardware development	3	576	529
Total property and equipment		$93,761	$81,517
Less: accumulated depreciation		(76,859)	(59,847)
Property and equipment — net		$16,902	$21,670
Depreciation expense related to property and equipment amounted to $17,584, $17,988 and $14,985 for the fiscal years ended January 31, 2024, 2023 and 2022, respectively.
Assets acquired under finance leases included in computer equipment were $35,250 and $27,813 at January 31, 2024 and 2023, respectively. Accumulated amortization of assets under finance leases was $27,399 and $20,657 at January 31, 2024 and 2023, respectively. See Note 10 - Leases for additional information regarding finance leases.

(d) Capitalized internal-use software
For the fiscal years ended January 31, 2024, 2023 and 2022, the Company capitalized $19,521, $23,604 and $12,830 of costs related to the Company's solutions, respectively.
During the fiscal years ended January 31, 2024, 2023 and 2022 amortization expense related to capitalized internal-use software was $9,527, $5,945 and $5,664, respectively.
(e) Intangible assets and goodwill
On June 30, 2023, the Company entered into an agreement to acquire Comsort, Inc. d/b/a MediFind ("MediFind") (the "MediFind Acquisition"). The Company acquired certain intangible assets and goodwill in connection with the MediFind Acquisition. See Note 16 - Acquisitions for additional information regarding the MediFind Acquisition.
On August 11, 2023, the Company entered into an agreement to acquire Access eForms, LLC ("Access") (the "Access Acquisition"). The Company acquired certain intangible assets and goodwill in connection with the Access Acquisition. See Note 16 - Acquisitions for additional information regarding the Access Acquisition.
On October 3, 2023, the Company entered into an agreement to acquire ConnectOnCall.com, LLC ("ConnectOnCall") (the "ConnectOnCall Acquisition"). The Company acquired certain intangible assets and goodwill in connection with the ConnectOnCall Acquisition. See Note 16 - Acquisitions for additional information regarding the ConnectOnCall Acquisition.
The tables set forth below include intangible assets and goodwill acquired in all of the Company's acquisitions.
The following presents the details of intangible assets as of January 31, 2024 and 2023.

	Useful Life	January 31,
	(years)	2024	2023
Acquired technology	5 to 7	$9,310	$1,410
Customer relationship	7 to 15	17,940	6,340
License	15	6,200	6,200
Trademarks	15	3,100	—
Total intangible assets, gross carrying value		$36,550	$13,950
Less: accumulated amortization		(4,925)	(2,549)
Net carrying value		$31,625	$11,401
The weighted average remaining useful life for acquired technology in years was 6.0 and 2.7 as of January 31, 2024 and 2023, respectively. The remaining useful life for customer relationships in years was 12.4 and 8.3 as of January 31, 2024 and 2023, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 12.8 and 13.8 as of January 31, 2024 and 2023, respectively. The remaining useful life for the trademarks in years was 14.5 as of January 31, 2024.
Amortization expense associated with intangible assets for the fiscal years ended January 31, 2024, 2023 and 2022 was $2,376, $1,371 and $653, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of January 31, 2024:

January 31, 2024
2025	$3,481
2026	3,450
2027	3,157
2028	3,157
Thereafter	18,380
Total	$31,625
The following table presents a roll-forward of goodwill for the years ended January 31, 2023 and 2024:

Balance at January 31, 2022	$33,621
Measurement period adjustments to goodwill during the year ended January 31, 2023	115
Balance at January 31, 2023	$33,736
Goodwill acquired during the year ended January 31, 2024	42,109
Balance at January 31, 2024	$75,845
During the quarter ended October 31, 2023, the Company completed its quarterly triggering event assessments and determined that the decline in the market value of its publicly-traded stock, which resulted in a corresponding decline in its market capitalization, constituted a triggering event. Due to the decline in the Company’s market capitalization during the quarter ended October 31, 2023 the Company evaluated whether changes in the Company’s market capitalization indicated that the carrying value of goodwill in the Company’s single reporting unit was impaired. As of October 31, 2023, the Company’s market capitalization exceeded the carrying value of the Company’s equity by over 100%. As a result, the Company did not believe that changes in the Company’s market capitalization during the quarter ended October 31, 2023 indicated that that the carrying amount of the Company’s goodwill was impaired as of October 31, 2023.
As of January 31, 2024, the Company's market capitalization also exceeded the carrying amount of the Company's equity by over 100%. As a result, the Company does not believe that the Company’s goodwill is impaired as of January 31, 2024. No other triggering events occurred during fiscal 2024.
The Company did not record any impairments of goodwill during the years ended January 31, 2024, 2023 or 2022.
Additions to goodwill during the year ended January 31, 2023 represent measurement period adjustments for the acquisition of Insignia Health, LLC (the "Insignia Acquisition"). Substantially all of the Company's goodwill is amortizable for tax purposes.
(f) Accounts receivable
Accounts Receivable as of January 31, 2024 and 2023 are as follows:

	January 31,
	2024	2023
Billed	$62,880	$51,458
Unbilled	3,375	989
Total accounts receivable, gross	$66,255	$52,447
Less: accounts receivable allowances	(1,392)	(1,053)
Total accounts receivable	$64,863	$51,394

Activity in the Company's allowance for doubtful accounts was as follows for the years ended January 31, 2024 and 2023:

Balance, January 31, 2022	$863
Bad debt expense	587
Write-offs and adjustments	(397)
Balance, January 31, 2023	$1,053
Bad debt expense	377
Increases due to acquisitions	681
Write-offs and adjustments	(719)
Balance, January 31, 2024	$1,392

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
(g) Prepaid and other current assets

Prepaid and other current assets as of January 31, 2024 and 2023 are as follows:

	January 31,
	2024	2023
Prepaid software and business systems	$4,922	$3,426
Prepaid data center expenses	3,872	2,389
Prepaid insurance	1,257	1,552
Other prepaid expenses and other current assets	4,410	3,342
Total prepaid and other current assets	$14,461	$10,709
(h) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532 as of January 31, 2024 and 2023. Accumulated amortization of capitalized implementation costs for these arrangements was $1,021 and $610 as of January 31, 2024 and 2023, respectively.
5. Revenue and contract costs
The Company generates revenue primarily from providing integrated SaaS-based software and payment solutions for the healthcare industry. The Company derives revenue from subscription fees and related services generated from the Company’s healthcare services clients for access to the Company's solutions, payment processing fees based on patient payment volume, and fees from life sciences and payer clients for delivering qualified direct communications to patients who voluntarily opt in to receive this type of engagement using the Company's solutions.
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
(a) Subscription and related services
In most cases, the Company generates subscription fees from clients based on the number of healthcare services clients that utilize the Company's solutions and subscription fees for the Company’s self-service intake tablets (PhreesiaPads), on-site kiosks (Arrivals Kiosks) and any other solutions. The Company’s healthcare services clients are typically billed monthly in arrears, though in some instances healthcare services clients may opt to be billed monthly, quarterly or annually in advance. Subscription fees are typically auto-debited from client’s accounts every month. Revenue for healthcare services client subscriptions is recognized over the term of the respective healthcare services client contract. Substantially all of the Company’s subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software. Revenue for related services is recognized as it is delivered if the services are distinct from the subscription service and is recognized over the remaining non-cancelable subscription term if it is not distinct from the subscription service. In certain arrangements, the Company leases its PhreesiaPads and Arrivals Kiosks through operating leases to its customers. Accordingly, these revenue transactions are accounted for using ASC 842, Leases.
The amount of subscription and related services revenues recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $10,307, $10,197 and $6,489 for the years ended January 31, 2024, 2023 and 2022, respectively.
In addition, subscription and related services includes certain fees from clients for professional services associated with implementation services as well as travel and expense reimbursements, shipping and handling fees, sales of Phreesia hardware (PhreesiaPads and Arrivals Kiosks), on-site support and training. Certain professional services for implementation are not distinct from the Company's solutions and are therefore recognized over the term of the contract. Revenue from sales of distinct professional services, Phreesia hardware and training are recognized in the period they are delivered to clients.
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
(c) Network solutions
The Company's Network solutions revenue includes fees from life sciences companies and payers for qualified direct communications to activate, engage and educate patients who voluntarily opt in to receive this type of engagement about topics critical to their health using the solutions.
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
(d) Disaggregation of revenue
Revenue from the Company’s contracts with its customers are disaggregated by service offering on the accompanying consolidated statements of operations. The Company’s core service offerings are subscription and related services, payment processing fees, digital marketing solutions sold to life sciences companies and qualified leads sold to health plans and other payer organizations. In addition, substantially all of the Company’s revenue is derived from customers in the United States.
(e) Remaining performance obligations
The Company does not disclose the value of unsatisfied performance obligations as the majority of its contracts relate to either contracts with an original term of one year or less or contracts with variable consideration (i.e., the Company’s payment processing fees revenue).
(f) Contract balances
Unbilled accounts receivable is a contract asset related to the delivery of the Company’s subscription and related services and for its life sciences revenue for which the related billings will occur in a future period. Contract assets and contract liabilities are reported on a net basis for each customer contract. Deferred revenue is a contract liability primarily related to billings in advance of revenue recognition from the Company's subscription and life sciences services and, to a lesser extent, professional services and other revenues described above. Deferred revenue is recognized as the Company satisfies its performance obligations. The Company generally invoices its customers in monthly or quarterly installments for subscription services. Accordingly, the deferred revenue balance does not generally represent the total contract value of a subscription arrangement. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue on the accompanying consolidated balance sheets. Deferred revenue that will be recognized subsequent to the succeeding 12-month period is recorded as long-term deferred revenue on the accompanying consolidated balance sheets.
The following table represents a roll-forward of contract assets:

	January 31,
	2024	2023
Beginning Balance	$989	$392
Amount transferred to receivables from beginning balance of contract assets	(989)	(392)
Contract asset additions, net of reclassification to receivables	3,375	989
Ending Balance	$3,375	$989
The following table represents a roll-forward of deferred revenue:

	January 31,
	2024	2023
Beginning Balance	$17,813	$16,558
Revenue recognized that was included in deferred revenue at the beginning of the period	(17,388)	(16,005)
Deferred revenue added from acquisitions	5,665	—
Other current year activity in deferred revenue	18,120	17,260
Ending Balance	$24,210	$17,813
(g) Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $1,056 and $1,696 for the years ended January 31, 2024 and 2023, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.
The following table represents a roll-forward of deferred contract acquisition costs:

	January 31,
	2024	2023
Beginning balance	$2,810	$4,079
Additions to deferred contract acquisition costs	—	427
Amortization of deferred contract acquisition costs	(1,056)	(1,696)
Ending balance	$1,754	$2,810

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$768	$1,056
Deferred contract acquisition costs, non-current	986	1,754
Total deferred contract acquisition costs	$1,754	$2,810

6. Finance leases and other debt
As of January 31, 2024 and 2023, the Company had the following outstanding finance lease liabilities and other debt:

	January 31,
	2024	2023
Finance leases	$8,309	$7,651
Financing arrangements	3,124	46
Accrued interest and payments	23	200
Total finance lease liabilities and other debt	$11,456	$7,897
Less: current portion of finance lease liabilities and other debt	(6,056)	(5,172)
Long-term finance lease liabilities and other debt	$5,400	$2,725
(a) Finance leases
See Note 10 - Leases for more information regarding finance leases.
(b) Financing agreements
On June 8, 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software, equipment and service licenses. As of January 31, 2024, there was $3,124 in outstanding principal and interest due under the financing agreement. The financing agreement requires the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement is 10.5% per annum.
(c) Amended and Restated Loan and Security Agreement with SVB
On February 28, 2019 (the "Effective Date"), the Company entered into the Amended and Restated Loan and Security Agreement (the "First SVB Facility") that provided for a $20,000 term loan.
On May 5, 2020 (the "Second SVB Effective Date"), the Company entered into the Second SVB Facility to modify the First SVB Facility. The Second SVB Facility provided for a revolving credit facility with an initial borrowing capacity of $50,000.
On March 28, 2022 (the "Third SVB Effective Date"), the Company entered into a First Loan Modification Agreement to the Second SVB Facility (as amended, the "Third SVB Facility") to increase the borrowing capacity from $50,000 to $100,000 and to reduce the interest rate on the facility. Borrowings under the Third SVB Facility were payable on May 5, 2025. Borrowings under the Third SVB Facility bore interest, which was payable monthly, at a floating rate equal to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%. In addition to principal and interest due under the revolving credit facility, the Company was required to pay an annual commitment fee of approximately $250 per year and a quarterly fee of 0.15% per annum of the average unused revolving line under the facility.
On December 4, 2023, the Company terminated the Third SVB Facility. During the fourth quarter of fiscal 2024, the Company recorded a $1,118 loss on extinguishment of debt, which consisted of $612 in fees to terminate the Third SVB Facility and $506 to write-off unamortized deferred financing costs in connection with the termination of the Third SVB Facility.
During the fiscal year ended January 31, 2024 and 2023, there was no debt outstanding related to the Third SVB Facility and the Second SVB Facility, respectively. As a result, the Company presented all amortized deferred costs within other assets and amortized unamortized costs over the term of the Third SVB Facility.
(d) Capital One Credit Agreement
On December 4, 2023, the Company entered into a Credit Agreement (the "Credit Agreement") for a new 5-year $50,000 senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5,000 and a letter of credit sub-limit of at least $5,000. The new Capital One Credit Facility was entered into with Capital One, N.A., acting as administrative agent and replaced our previous senior secured revolving credit facility with SVB. The Capital One Credit Facility will give the Company additional financial flexibility, through the facility’s five year term. The facility is available to the Company for working capital and general corporate purposes. The Capital One Credit Facility bears interest at a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate as specified in the Credit Agreement. As of

January 31, 2024, the interest rate on the Capital One Credit Facility was 8.3%. In addition to principal and interest due under the Capital One Credit Facility, the Company is required to pay an annual fee equal to 0.25% of the unused balance of the facility. Additionally, the Company incurred creditor and third party fees of $778 upon entering into the Capital One Credit Facility. The Company recorded the fees to deferred financing costs, included within other assets on its consolidated balance sheets, and will amortize the costs over the term of the Capital One Credit Facility.
The obligations under the Capital One Credit Facility are secured by a first priority security interest in substantially all of the tangible and intangible assets at certain of the Company's U.S. subsidiaries, and by pledges of the equity of certain of the Company's U.S. subsidiaries, in each case subject to customary exclusions.
The Capital One Credit Facility includes financial covenants including, but not limited to requiring the Company to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio a restriction on the amount of dividends and limiting the amount of cash and cash equivalents the Company holds outside Capital One, each as defined in the Credit Agreement.
Maturities of finance leases and other debt in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
Fiscal year ending January 31,
2025	$6,056	$4,958	$1,098
2026	4,167	2,837	1,330
2027	1,233	514	719
Total maturities of finance leases and other debt	$11,456	$8,309	$3,147
The following table presents the components of interest income (expense), net:

	Fiscal years ended January 31,
	2024	2023	2022
Interest expense (1)	$(1,854)	$(1,411)	$(1,163)
Interest income	4,065	2,475	79
Interest income (expense), net	$2,211	$1,064	$(1,084)
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
In connection with the MediFind Acquisition, on June 30, 2023, the Company issued 150,786 shares of common stock, par value $0.01 per share, to the former owners of MediFind as partial consideration to acquire MediFind. On July 3, 2023, the Company filed a prospectus supplement to register the shares with the SEC. See Note 16 - Acquisitions for additional information regarding the MediFind Acquisition.
In connection with the Access Acquisition, on August 11, 2023, the Company issued 1,096,436 shares of common stock, par value $0.01 per share, to the former members of Access as partial consideration to acquire Access. On August 14, 2023, the Company filed a prospectus supplement to register the shares with the SEC. See Note 16 - Acquisitions for additional information regarding the Access Acquisition.
(b) Treasury stock
The Company's equity-based compensation plan allows for the grant of non-vested stock options, RSUs and total shareholder return ("TSR") performance-based stock units ("PSUs") to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Until September 2023, under the provision of the plans, for RSU and PSU awards, unless otherwise elected, employee participants fulfilled their related income tax withholding obligation by having shares withheld at the time of vesting. The shares withheld were then transferred to the Company's treasury stock at cost.

Beginning in September 2023, employee participants fulfilled their related tax withholding obligation by selling vested shares at the time of vesting in non-discretionary transactions pursuant to the Company’s mandatory sell-to-cover policy (sell-to-cover). The proceeds from the employee participants’ sales of vested shares are remitted to the Company to cover the tax withholding payments to tax authorities. No shares are transferred to the Company’s treasury stock in connection with tax withholdings funded by an employee participant’s sale of vested shares to cover taxes.
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the years ended January 31, 2024, 2023 and 2022 were made pursuant to the 2019 plan, respectively.
In June 2019, the Board of Directors also adopted the Company's 2019 Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effectiveness of the registration statement for the Company’s initial public offering. The total shares of common stock initially reserved under the ESPP was limited to 855,873 shares.
The Company's incentive bonuses allow eligible employees to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash.
In July 2023, the Board of Directors also adopted the Inducement Plan. The Inducement Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") or its delegates to make equity-based incentive awards including certain stock options, RSUs and PSUs to employees of acquired companies to induce them to join the Company. The total shares of common stock initially reserved under the Inducement Plan was 500,000 shares.
As of January 31, 2024, there are 4,303,135 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 418,434 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of January 31, 2024, there were 24,125 outstanding restricted stock units and 475,875 shares available for future grant under the Inducement Plan.
(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	For the fiscal years ended January 31,
	2024	2023	2022
RSUs	$53,474	$42,214	$24,222
Liability awards	9,047	7,641	7,055
PSUs	9,206	7,282	2,389
Stock options	45	1,489	2,294
ESPP	1,256	1,521	763
Total stock-based compensation	$73,028	$60,147	$36,723

The following table sets forth the presentation of stock-based compensation in the Company's consolidated financial statements:

	For the fiscal years ended January 31,
	2024	2023	2022
Stock-based compensation expense recorded to additional paid-in capital(1)	$63,981	$52,506	$29,668
Stock-based compensation expense recorded to accrued expenses	9,047	7,641	7,055
Total stock-based compensation	73,028	60,147	36,723
Less: stock-based compensation expense capitalized as internal-use software	(1,415)	(1,372)	(489)
Stock-based compensation expense per consolidated statements of operations(2)	$71,613	$58,775	$36,234

(1) Stock-based compensation included in the Company's consolidated statements of stockholders' equity is consistent with these amounts.
(2) Non-cash stock-based compensation expense included in the Company's consolidated statements of cash flows for the fiscal year ended January 31, 2022 was $36,144, and excluded $90 of cash-settled stock-based compensation expense included in the Company's statements of operations.

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

Restricted stock units
Unvested, January 31, 2021	2,053,038
Granted during year	1,836,534
Vested	(559,767)
Forfeited and expired	(195,966)
Unvested, January 31, 2022	3,133,839
Granted during year	2,907,838
Vested	(1,626,679)
Forfeited and expired	(497,245)
Unvested, January 31, 2023	3,917,753
Granted during year (1)	2,419,679
Vested	(1,912,432)
Forfeited and expired	(624,790)
Unvested, January 31, 2024	3,800,210
(1) Includes 24,125 awards granted pursuant to the 2023 Inducement Award Plan.
As of January 31, 2024, there is $100,100 remaining of total unrecognized compensation costs related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.6 years.
For the years ended January 31, 2024, 2023 and 2022, the weighted average grant date fair value of restricted stock units granted was $29.08, $26.79 and $46.60 respectively.
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
Stock option activity for the fiscal years ended January 31, 2024, 2023 and 2022 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2021	3,211,354	$4.67
Granted during the year	—	$—
Exercised	(1,439,186)	$2.88
Forfeited	(67,018)	$9.02
Outstanding and expected to vest — January 31, 2022	1,705,150	$6.01	5.94	$42,938
Outstanding — January 31, 2022	1,705,150	$6.01
Granted during the year	—	$—
Exercised	(311,743)	$4.92
Forfeited and expired	(8,214)	$4.68
Outstanding and expected to vest — January 31, 2023	1,385,193	$6.26	5.06	$43,341
Outstanding — January 31, 2023	1,385,193	$6.26
Granted during the year	—	$—
Exercised	(249,247)	$3.42
Forfeited and expired	(12,508)	$5.87
Outstanding and expected to vest — January 31, 2024	1,123,438	$6.89	4.54	$20,884
Exercisable — January 31, 2024	1,123,438	$6.89	4.54	$20,884
Amount vested during year ended January 31, 2024	24,565	$13.41

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the years ended January 31, 2024, 2023 and 2022 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $6,059, $6,970 and $73,624, respectively.
As of January 31, 2024, all compensation cost related to stock options issued to employees has been recorded and there is no unrecognized compensation cost remaining related to stock options issued to employees.
(e) TSR performance-based restricted stock units ("PSUs")
The Company grants PSUs to certain members of its management team. PSUs vest over approximately three years from the grant date upon satisfaction of both time-based requirements and market targets based on Phreesia's TSR relative to the TSR of each member of the Russell 3000 Index (the "Peer Group"). Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 220% of the number of PSUs originally granted. PSUs granted during the years ended January 31, 2024, 2023 and 2022 vest in a maximum of 220%, 200% and 200% of the number of PSUs originally granted, respectively. To earn the target number of PSUs (which represents 100% of the number of PSUs granted), the Company must perform at the 60th percentile, with the maximum number of PSUs earned if the Company performed at least at the 90th percentile. If Phreesia's TSR for the performance period is negative, the maximum number of PSUs that can be earned will be capped at 100%.
The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model which projected TSR for Phreesia and each member of the Peer Group over the performance period. The Company recognizes the grant date fair value of PSUs as compensation expense over the vesting period.
The fair value of the PSUs granted during the fiscal years ended January 31, 2024, 2023 and 2022, respectively, was estimated using the following assumptions:

	Fiscal years ended January 31,
	2024	2023	2022
Correlation coefficient	0.5238	0.4957	0.3878
Valuation date stock price	$22.94	$35.41	$36.03
Simulation term	3.00 Years	3.00 Years	2.99 Years
Volatility	64.58%	64.98%	44.32%
Risk-free rate	4.05%	3.84%	1.23%
Dividend yield	—%	—%	—%
Weighted average fair value of grants	$36.42	$56.52	$48.47

Market-based PSU activity for the years ended January 31, 2024, 2023 and 2022 are as follows:

Performance stock units
Outstanding, February 1, 2021	70,806
Granted during the year ended January 31, 2022	325,410
Outstanding, February 1, 2022	396,216
Granted during the year ended January 31, 2023	255,572
Vested	—
Forfeited and expired	(3,555)
Outstanding, February 1, 2023	648,233
Granted during the year ended January 31, 2024	576,680
Vested	(67,251)
Forfeited	(117,443)
Outstanding, January 31, 2024	1,040,219

As of January 31, 2024, unrecognized compensation cost for the PSUs was $32,077, to be recognized over a weighted average remaining vesting period of 2.4 years, subject to the participants' continued employment with the Company.
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
The fair value of shares granted under the ESPP during the year ended January 31, 2024 was estimated using a Black-Scholes pricing model with the following assumptions:

	Year ended January 31, 2024	Year ended January 31, 2023	Year ended January 31, 2022
Risk-free interest rate	5.30%	3.68%	0.17%
Expected dividends	none	none	none
Expected term (in years)	0.49 years	0.47 years	0.49 years
Volatility	62.4%	74.8%	55.7%

During the fiscal years ended January 31, 2024, 2023 and 2022, the Company issued 141,121, 162,154 and 42,530 shares of common stock, respectively, for the ESPP. In connection with these issuances, during the years ended January 31, 2024, 2023 and 2022 the Company recorded increases of $3,235, $3,470 and $1,506, respectively, to additional paid-in capital within stockholders' equity. As of January 31, 2024, unrecognized compensation cost related to the ESPP was $616, to be recognized over the next five months.
(g) Liability awards
At the beginning of each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the bonuses converted. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities, within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. The Company's share-settled bonus awards are settled semiannually. During the year-ended January 31, 2024, the Company settled $9,041 of share-settled bonus awards by issuing 354,817 immediately vested RSUs. See (c) Restricted Stock Units above for additional discussion regarding RSUs.

9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of January 31, 2024 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2024

Money market mutual funds	$58,942	$—	$—	$58,942
Total assets	$58,942	$—	$—	$58,942
The following table presents information about the Company's assets and liabilities that are measured at fair value as of January 31, 2023 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2023

Money market mutual funds	$163,563	$—	$—	$163,563
Total assets	$163,563	$—	$—	$163,563

The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of January 31, 2024, the carrying value of the Company's debt and deferred consideration liabilities approximate fair value because the interest rates approximate market rates and their maturities are relatively short-term.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the years ended January 31, 2024 and 2023.

10. Leases
(a) Phreesia as Lessee
The Company leases office premises and third-party data center space in the U.S under operating leases which expire on various dates through March 2027. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The table below only considers lease obligations through the renewal date as the Company is not reasonably certain to elect the option to extend its leases beyond the option date. No arrangements contain residual value guarantees or restrictions imposed on the leases. The Company is also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.
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
Supplemental balance sheet information related to operating and finance leases as of January 31, 2024 and 2023 was as follows:

	January 31,
	2024	2023
Operating leases:
Lease right-of-use assets	$266	$569

Lease liabilities, current	$393	$934
Lease liabilities, non-current	134	349
Total operating lease liabilities	$527	$1,283

Finance leases:
Property and equipment, at cost	$35,250	$27,813
Accumulated depreciation	(27,399)	(20,657)
Property and equipment, net	$7,851	$7,156
Lease liabilities, current (included in Current portion of finance lease liabilities and other debt)	4,958	4,926
Lease liabilities, non-current (included in Long-term finance lease liabilities and other debt)	3,351	2,725
Total finance lease liabilities	$8,309	$7,651
For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of January 31, 2024, for operating leases, the weighted-average remaining lease term is 1.3 years and the weighted-average discount rate is 5.0%. As of January 31, 2024, for finance leases, the weighted-average remaining lease term is 1.8 years and the weighted-average discount rate is 6.3%.
The components of lease expense for the years ended January 31, 2024, 2023 and 2022 were as follows:

	Fiscal years ended January 31,
	2024	2023	2022
Operating leases:
Operating lease cost	$740	$1,835	$1,096
Variable lease cost	47	62	223
Total operating lease cost	$787	$1,897	$1,319
Finance leases:
Amortization of right-of-use assets	$6,742	$5,632	$4,636
Interest on lease liabilities	580	368	378
Total finance lease cost	$7,322	$6,000	$5,014

Amortization of right-of-use assets for finance leases is included within depreciation expense on the Company's consolidated statements of operations.

The following represents a schedule of maturing lease commitments for operating and finance leases as of January 31, 2024:

	January 31, 2024
	Operating	Finance
Maturity of lease liabilities
Fiscal year ending January 31,
2025	$404	$5,343
2026	86	2,986
2027	42	521
2028	7	—
Total future minimum lease payments	$539	$8,850
Less: interest	(12)	(541)
Present value of lease liabilities	$527	$8,309

As of January 31, 2024, the Company has signed a finance lease for computer equipment which does not commence until April 2024. Total undiscounted payments through the fiscal year ended January 31, 2028, related to the lease are $7,413 and are excluded from the table above but are included in the Company's other contractual commitments. See Note 11 - Commitments and contingencies for additional information regarding other contractual commitments.
Other supplemental cash flow information for the years ended January 31, 2024, 2023 and 2022 was as follows:

	Fiscal years ended January 31,
	2024	2023	2022
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,238	$1,347	$1,206
Operating cash used for finance leases	535	396	377
Financing cash used for finance leases	6,779	5,731	4,267
(b) Phreesia as Lessor
In connection with the patient intake and registration process, Phreesia offers its customers the ability to lease PhreesiaPads and Arrivals Kiosks along with their monthly subscription. These rentals fall under the guidance of ASC 842. The Company elected the practical expedient to not separate lease and non-lease components. More specifically, all contractual hardware maintenance is included with the hardware lease components. The leases contain no variable lease payments, no options to extend the lease that are reasonably certain to be exercised, and do not give the lessee an option to purchase the hardware at the end of the lease term. Additionally, the lease term does not represent a major part of the remaining economic life of the assets, and the present value of the lease payments does not equal or exceed substantially all of the fair value of the assets. As a result, all leased hardware in the SaaS arrangements is classified as operating leases.
During the years ended January 31, 2024, 2023 and 2022, the Company recognized $10,307, $10,197 and $6,489, respectively in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of January 31, 2024 and 2023, except for those with terms of one year or less.
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
(c) Other contractual commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support our technology infrastructure as well as installment payments for deferred consideration payable in connection with the acquisition of ConnectOnCall. Future minimum payments under our non-cancelable contractual commitments as of January 31, 2024 are presented in the table below.

Purchase obligations
Fiscal year ending January 31,
2025	$15,067
2026	9,171
2027	4,520
2028	2,260
Total	$31,018
12. Income taxes
The Company recorded a tax provision of $1,543, $483 and $182, for the years ended January 31, 2024, 2023 and 2022, respectively. The Company's provision for income taxes was 1.1%, 0.3% and 0.2% of loss before income taxes for the years ended January 31, 2024, 2023 and 2022, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against the its U.S. deferred tax assets, and due to foreign income tax expense related to its Canadian branch.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both January 31, 2024 and 2023.
The Company’s loss before income taxes was primarily generated in the United States for fiscal 2024, 2023 and 2022.

The Company's income tax provision consisted of the following for fiscal 2024, 2023 and 2022:

	Fiscal years ended January 31,
	2024	2023	2022
Current tax
Federal	$—	$—	$—
State	76	49	39
Foreign	1,239	—	—
Deferred tax
Federal	38	109	—
State	—	—	—
Foreign	190	325	143
Total provision for income taxes	$1,543	$483	$182
A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate for fiscal 2024, 2023 and 2022 is as follows:

	Fiscal years ended January 31,
	2024	2023	2022
Federal income tax benefit at statutory rate	21%	21%	21%
State and local tax, net of federal benefit	3%	5%	9%
Permanent differences	—%	—%	—%
Equity compensation	—%	—%	6%
Foreign taxes	(1)%	—%	—%
Other	—%	—%	—%
Change in valuation allowance	(24)%	(26)%	(36)%
Effective income tax rate	(1)%	—%	—%
The significant components of the Company's deferred income tax assets and liabilities as of January 31, 2024 and 2023 are as follows:

	January 31,
Deferred tax (liabilities) assets	2024	2023
Net operating loss carryforwards	$160,791	$131,574
Stock based compensation	9,278	7,765
Accruals, reserves, and other expenses	3,668	2,763
Reserve for bad debts	793	530
Disallowed interest expense	1,041	1,934
Depreciation and amortization	1,829	—
Total deferred tax assets	177,400	144,566
Less: valuation allowance	(176,641)	(143,135)
Net deferred tax (liabilities) assets	759	1,431
Depreciation and amortization	—	(295)
Intangible assets	(569)	(305)
Deferred contract acquisition costs	(460)	(750)
Total deferred tax liabilities	(1,029)	(1,350)
Net deferred tax (liabilities) assets	$(270)	$81

The Company has accumulated a U.S. Federal net operating loss carryforward of approximately $598,975 and $493,333 as of January 31, 2024 and 2023, respectively. This carryforward may be available to offset future U.S. Federal income tax liabilities and will expire beginning in 2025. As of January 31, 2024, the Company's foreign branch had no net operating loss carryforwards. The Company utilized the net operating loss carryforwards related to its foreign branch to offset taxable income in Canada during the year ended January 31, 2024. The Company’s unutilized research and development tax credit carryforwards may be carried forward for a period of up to 20 years.
Due to the uncertainty regarding the ability to realize the benefit of the U.S. deferred tax assets primarily relating to net operating loss carryforwards, valuation allowances have been established to reduce the U.S. deferred tax assets to an amount that is more likely than not to be realized.
On the basis of this evaluation, as of January 31, 2024 and 2023, the Company recorded a valuation allowance of $176,641 and $143,135, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The $33,506 increase in the valuation allowance recorded during the fiscal year ended January 31, 2024 relates primarily to deferred tax assets established and recorded during the fiscal year ended January 31, 2024. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable foreign income during the carryforward period are reduced.
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change by value in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-change income may be limited. As of January 31, 2024, the Company has U.S. net operating loss carryforwards of approximately $599.0 million. The Company has completed a Section 382 study and as a result of the analysis, it is more likely than not that the Company has experienced an “ownership change”. The Company may also experience ownership changes in the future as a result of subsequent shifts in its stock ownership. Accordingly, if the Company earns net taxable income, it is more likely than not that the Company's ability to use its pre-ownership change net operating loss carryforwards to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. The Company’s tax years are still open from 2019 to present and, to the extent utilized in future years' tax returns, net operating loss carryforwards at January 31, 2024 will remain subject to examination until the respective tax year is closed.
The Company records unrecognized tax benefits as liabilities or as reductions to deferred tax assets in accordance with ASC 740 and adjusts these balances when its judgement changes as a result of the evaluation of new information previously not available. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2024 the Company has reduced the balance of deferred tax assets for $1.2 million of unrecognized tax benefits. The Company’s unrecognized tax benefits would not affect the effective tax rate if recognized because the Company has a full valuation allowance on its U.S. deferred tax assets. As of January 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.
The following is a roll-forward of the Company's total gross unrecognized tax benefits for fiscal 2024:

Fiscal year ended January 31,
2024
Balance, January 31, 2023	$—
Increases for income tax positions related to prior years	844
Increases for income tax positions related to current years	396
Balance, January 31, 2024	$1,240
13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Fiscal years ended January 31,
	2024	2023	2022
Numerator:
Net loss	$(136,885)	$(176,146)	$(118,161)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	54,561,449	52,440,067	49,888,436
Net loss per share attributable to common stockholders	$(2.51)	$(3.36)	$(2.37)
(b) Potential dilutive securities
The Company’s potential dilutive securities, which include stock options, restricted stock units, performance stock awards, and grants under the Company's ESPP have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Fiscal years ended January 31,
	2024	2023	2022
Stock options to purchase common stock, restricted stock units and performance stock awards	7,273,621	6,745,591	5,632,823
Employee stock purchase plan	91,452	74,685	75,370
Total	7,365,073	6,820,276	5,708,193
14. Retirement savings plan
On February 20, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all U.S. full-time employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax and post-tax basis. Company contributions to the Plan may be made at the discretion of the Board of Directors of the Company. The Company did not make any contributions in the years ended January 31, 2024, 2023 or 2022.
15. Related party transactions
For the years ended January 31, 2024 and 2023, the Company recognized revenue totaling $1,174 and $775, respectively, for advertisements placed by a pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of January 31, 2024 and 2023, accounts receivable from the pharmaceutical company totaled $416 and $339, respectively.
For the years ended January 31, 2024 and 2023, the Company recognized general and administrative expenses totaling $118 and $374, respectively, for software agreements with a software company. One of the Company's independent members of its board of directors served as the chief executive officer and on the board of directors for this software company until May 2023. This Company is no longer considered a related party subsequent to May 2023. As of January 31, 2023, prepaid expenses and other current assets included approximately $51 of payments to this software company.
One of the Company's independent members of its board of directors has served as the chief financial officer of a software company since April 2022. The Company recognized de minimis expenses during the year ended January 31, 2024 for software agreements with this software company.
16. Acquisitions
(a) Fiscal 2024 Acquisitions

On June 30, 2023, the Company entered into the MediFind Acquisition to acquire 100% of the outstanding equity of MediFind for aggregate consideration payable of $8,871. A portion of the consideration was paid in cash at closing (subject to a customary working capital adjustment) with the remainder of the consideration settled through the issuance of 150,786 shares of the Company's common stock to certain MediFind stockholders. MediFind is a consumer-facing healthcare product that helps patients - especially those with serious, chronic and rare diseases - find better care faster. The MediFind Acquisition was accounted for as a business combination. The Company acquired MediFind to reinforce its commitment to patient-centered care and expand its offerings to consumers.
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
On October 3, 2023, the Company entered into the ConnectOnCall Acquisition to acquire 100% of the outstanding equity of ConnectOnCall for aggregate consideration payable of $13,946. A portion of the consideration was paid in cash at closing with the remainder of the consideration payable in seven quarterly installments beginning in fiscal year 2024. The first installment was paid in January 2024. ConnectOnCall is a founder-owned company with an automated medical answering solution that routes and triages after-hours calls and manages high daytime call volumes. The ConnectOnCall solution is built on real-time Electronic Health Record (EHR) integrations, enhancing the control and transparency of patient information for providers or practices when returning calls. The Company acquired ConnectOnCall to expand its offerings to provider organizations, helping them make the call-triaging process more efficient and less expensive.
The following table summarizes the estimated acquisition-date fair value of consideration transferred for each acquisition:

	MediFind	Access	ConnectOnCall	Total
Cash consideration paid to sellers	$4,195	$6,766	$3,946	$14,907
Equity consideration paid to sellers	4,676	30,645	—	35,321
Liabilities incurred to sellers	—	—	10,000	10,000
Total fair value of acquisition consideration	$8,871	$37,411	$13,946	$60,228

The acquisition-date fair value of equity consideration transferred was estimated using the closing stock price on the acquisition date for each acquisition. The acquisition-date fair value of liabilities incurred to sellers was estimated based on the timing of payments and an appropriate credit-adjusted discount rate of 9.3% per annum, determined with the assistance of a third-party appraiser. The Company accrues interest on the liability at 9.3% per annum. The Company recorded $294 of interest expense on the liability incurred to sellers during the year ended January 31, 2024. The total undiscounted liability incurred to the sellers of ConnectOnCall was $10,937.
The following table summarizes the calculation of cash paid for each acquisition, net of cash acquired per the Company's consolidated statement of cash flows for the fiscal year ended January 31, 2024.

	MediFind	Access	ConnectOnCall	Total
Cash consideration paid to sellers	$4,195	$6,766	$3,946	$14,907
Less: cash acquired	(231)	(80)	(23)	(334)
Cash paid for acquisitions, net of cash acquired per statement of cash flows	$3,964	$6,686	$3,923	$14,573

The purchase price was allocated to the tangible assets acquired, the identifiable intangible assets acquired and the liabilities assumed based on their acquisition-date estimated fair values or other measurement bases specified by ASC 805 - Business Combinations.
The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of each acquisition:

	MediFind	Access	ConnectOnCall	Total
Cash	$231	$80	$23	$334
Accounts receivable	149	1,870	244	2,263
Other current assets	722	110	33	865
Identified intangible assets acquired	2,300	18,300	2,000	22,600
Goodwill	6,821	23,426	11,862	42,109
Total assets acquired	$10,223	$43,786	$14,162	$68,171
Accounts payable	(121)	(196)	(89)	(406)
Accrued liabilities	(816)	(884)	(49)	(1,749)
Deferred revenue	(292)	(5,295)	(78)	(5,665)
Deferred income tax liabilities	(123)	—	—	(123)
Total purchase price	$8,871	$37,411	$13,946	$60,228
The components of intangible assets acquired in the MediFind Acquisition were as follows:

	Estimated Useful Life (in Years)	Fair Value
Technology	7	$1,200
Trademark	15	700
Customer relationships	10	400
Total identifiable intangible assets acquired		$2,300
The weighted average amortization period for acquired intangible assets as of the date of acquisition is 10 years.
The components of intangible assets acquired in the Access Acquisition were as follows:

	Estimated Useful Life (in Years)	Fair Value
Technology	7	$5,200
Trademark	15	2,400
Customer relationships	15	10,700
Total identifiable intangible assets acquired		$18,300
The weighted average amortization period for acquired intangible assets as of the date of acquisition is 13 years.
The components of intangible assets acquired in the ConnectOnCall Acquisition were as follows:

	Estimated Useful Life (in Years)	Fair Value
Technology	5	$1,500
Customer relationships	15	500
Total identifiable intangible assets acquired		$2,000
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

The goodwill recognized in each of the acquisitions is primarily attributable to expected synergies of the combined businesses driven by integrating the license and technology into the solutions and engaging with patients and providers, as well as the acquisition of an assembled workforce. The goodwill recognized for the Access and ConnectOnCall acquisitions is expected to be tax deductible. The goodwill recognized for the MediFind acquisition is not expected to be tax deductible.
During the year ended January 31, 2024, the Company incurred $3,106 of acquisition related costs for the MediFind, Access and ConnectOnCall acquisitions. These costs are primarily included within general and administrative expenses in the consolidated statements of operations.
(b) Fiscal 2022 Insignia Acquisition
On December 3, 2021, the Company entered into an agreement to acquire 100% of the outstanding equity of Insignia, a founder-led and mission-oriented company for cash consideration of $37,208. Insignia provides coaching and education solutions in conjunction with Insignia's exclusive worldwide license to the PAM. The PAM is a survey measuring a patient's knowledge, skills and ability to manage their care. The Company acquired Insignia to enable the Company to understand and engage patients in more personalized ways based on their level of activation. The Insignia Acquisition was accounted for as a business combination.

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
During the fiscal year ended January 31, 2022, the Company incurred $720 of acquisition related costs for the Insignia Acquisition. These costs are primarily included within general and administrative expenses in our consolidated statement of operations.
During the years ended January 31, 2023 and 2022, the Company recorded certain measurement period adjustments related to the acquisitions of Insignia and QueueDr. The financial impact of measurement period adjustments was not material.
17. Other events
In January 2024, the Company established a subsidiary in India, Phreesia India Private Limited (“Phreesia India”). During fiscal 2025, Phreesia India is expected to commence operations and support the Company’s business through various functions, including, but not limited to, customer operations, research and development, product management and support, sales and marketing, and finance and accounting, replacing support services that are currently outsourced to a third-party service provider in India.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of January 31, 2024 of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that we maintained effective internal control over financial reporting as of January 31, 2024.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(a) By-laws
On March 12, 2024, our Board approved the Fourth Amended and Restated By-Laws (as amended and restated, the “By-laws”), which became effective as of the same date. The amendments effected by the By-laws make clarifying updates to the Company’s advance notice bylaws.
The By-laws also include various other updates, including certain technical, conforming and clarifying changes. The foregoing description of the By-laws is qualified in its entirety by reference to the full text of the Fourth Amended and Restated By-laws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated by reference herein.
(b) Rule 10b5-1 Trading Plans
On December 11, 2023, Michael Weintraub, a director of the Company, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Weintraub’s Rule 10b5-1 Trading Plan, which expires on October 1, 2024, provides for the sale of up to 24,848 shares of common stock.
On December 20, 2023, Allison Hoffman, the General Counsel and Secretary of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule

10b5-1(c). Ms. Hoffman’s Rule 10b5-1 Trading Plan, which expires on January 31, 2025, provides for the sale of up to 2,000 shares of common stock plus an additional number of shares that she could receive upon the future vesting of certain equity awards to be granted in connection with her fiscal year 2024 bonus and first half fiscal year 2025 bonus, net of any shares sold by Ms. Hoffman to satisfy applicable taxes, pursuant to the terms of her Rule 10b5-1 Trading Plan. The number of shares to be granted pursuant to Ms. Hoffman’s fiscal year 2024 bonus and first half fiscal 2025 bonus, and the number of shares to be sold by Ms. Hoffman to cover taxes, and thus the exact number of shares to be sold pursuant to Ms. Hoffman Rule 10b5-1 Trading Plan, can only be determined upon the occurrence of the future vesting events.
On December 21, 2023, Evan Roberts, the Chief Operating Officer of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Roberts’ Rule 10b5-1 Trading Plan, which expires on March 30, 2025, provides for the sale of up to 84,712 shares of common stock plus an additional number of shares that he could receive upon the future vesting of certain equity awards to be granted in connection with his fiscal year 2024 bonus and first half fiscal year 2025 bonus, net of any shares sold by Mr. Roberts to satisfy applicable taxes, pursuant to the terms of her Rule 10b5-1 Trading Plan. The number of shares to be granted pursuant to Mr. Roberts fiscal year 2024 bonus and first half fiscal 2025 bonus, and the number of shares to be sold by Mr. Roberts to cover taxes, and thus the exact number of shares to be sold pursuant to Mr. Roberts’ Rule 10b5-1 Trading Plan, can only be determined upon the occurrence of the future vesting events.
On December 22, 2023, Mark Smith, a director of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Dr. Smith’s Rule 10b5-1 Trading Plan, which expires on October 1, 2024, provides for the sale of up to 13,000 shares of common stock.
In connection with his departure from the Company, on December 15, 2023, Michael Davidoff, the Company’s former Senior Vice President of Payer Solutions, terminated a Rule 10b5-1 Trading Plan he had previously adopted with respect to the sale of the Company’s common stock. Mr. Davidoff’s Rule 10b5-1 Trading Plan was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). It was adopted on December 29, 2022, with an end date of July 31, 2024 and provided for the sale of up to 48,902 shares of common stock plus an additional number of shares that he could have received upon the future vesting of certain equity awards to be granted in connection with his fiscal year 2024 bonus, net of any shares sold by Mr. Davidoff to satisfy applicable taxes, pursuant to the terms of her Rule 10b5-1 Trading Plan. As of the date of termination of his Rule 10b5-1 Trading Plan, Mr. Davidoff had sold 47,902 shares of common stock under its terms.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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
(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	File No.	Exhibit No.	Date Filed
3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38977	3.1	September 10, 2019
3.2	Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38977	3.2	September 7, 2023
3.3	Fourth Amended and Restated By-laws of the Registrant.				Filed herewith
4.1	Specimen Common Stock Certificate.	S-1	333-232264	4.1	June 21, 2019
4.2	Fifth Amended and Restated Investor Rights Agreement, dated as of October 27, 2017, by and among the Registrant and certain of its stockholders.	S-1	333-232264	4.2	June 21, 2019
4.3	Description of Capital Stock.	10-K	001-38977	4.4	April 23, 2020
10.1#	Amended and Restated 2006 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	S-1	333-232264	10.1	June 21, 2019
10.2#	2018 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	S-1	333-232264	10.2	June 21, 2019
10.3#	2019 Stock Option and Incentive Plan and form of awards thereunder.	10-K	001-38977	10.3	March 31, 2022
10.4#	2019 Employee Stock Purchase Plan.	S-1/A	333-232264	10.4	July 8, 2019
10.5#	Third Amended and Restated Non-Employee Director Compensation Policy, dated June 2022.	10-Q	001-38977	10.1	September 8, 2022
10.6#	Senior Executive Cash Bonus Plan.	S-1	333-232264	10.19	June 21, 2019
10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-232264	10.6	June 21, 2019
10.8#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Chaim Indig.	8-K	001-38977	10.1	January 28, 2021
10.9#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Evan Roberts.	8-K	001-38977	10.3	January 28, 2021
10.10#	Second Amended and Restated Employment Agreement, effective May 1, 2021, by and between the Registrant and Randy Rasmussen.	8-K	001-38977	10.1	May 4, 2021
10.11#	Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Allison Hoffman.	10-Q	001-38977	10.3	June 4, 2021

10.12#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and David Linetsky.	10-Q	001-38977	10.4	June 4, 2021
10.13#	Form of Amended and Restated Employment Agreement between the Registrant and each of its U.S.-based executive officers.	S-1	333-232264	10.21	June 21, 2019
10.14#	Board Chairman Agreement, dated as of December 2018, by and between the Registrant and Michael Weintraub.	S-1	333-232264	10.12	June 21, 2019
10.15#	Second Amended and Restated Employment Agreement, effective March 24, 2023, between the Registrant and Balaji Gandhi.	8-K	001-38977	10.1	March 22, 2023
10.16#	Confidential Transition and Separation Agreement and General Release, between the Registrant and Michael Davidoff.				Filed herewith
10.17#	Phreesia, Inc. 2023 Inducement Award Plan.	10-Q	001-38977	10.1	September 7, 2023
10.18#	Form of RSU Award Agreement under the Phreesia, Inc. 2023 Inducement Award Plan.	10-Q	001-38977	10.2	September 7, 2023
10.19#	Form of Stock Option Grant Agreement under the Phreesia, Inc. 2023 Inducement Award Plan.	10-Q	001-38977	10.3	September 7, 2023
10.20	Credit Agreement dated as of December 4, 2023, by and among the Registrant and certain of its subsidiaries, as borrowers, the lenders party thereto and Capital One, National Association, as a lender and as agent for all lenders.	8-K	001-38977	10.1	December 5, 2023
21.1	Subsidiaries of the Registrant.				Filed herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				Filed herewith
24.1	Power of Attorney (included on signature page hereto).				Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
97.1	Phreesia, Inc. Compensation Recovery Policy.				Filed herewith
101.INS	Inline XBRL Instance Document.				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHREESIA, INC.

Date: March 15, 2024	By:	/s/ Chaim Indig
Name: Chaim Indig
Title: Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES
Each individual whose signature appears below hereby constitutes and appoints each of Chaim Indig and Balaji Gandhi as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chaim Indig	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
Chaim Indig

/s/ Balaji Gandhi	Chief Financial Officer (Principal Financial Officer)	March 15, 2024
Balaji Gandhi

/s/ Janet Gunzburg	VP, Controller (Principal Accounting Officer)	March 15, 2024
Janet Gunzburg

/s/ Michael Weintraub	Chairman and Director	March 15, 2024
Michael Weintraub

/s/ Edward Cahill	Director	March 15, 2024
Edward Cahill

/s/ Lisa Egbuonu-Davis, M.D.	Director	March 15, 2024
Lisa Egbuonu-Davis, M.D.

/s/ Lainie Goldstein	Director	March 15, 2024
Lainie Goldstein

/s/ Gillian Munson	Director	March 15, 2024
Gillian Munson

/s/ Ramin Sayar	Director	March 15, 2024
Ramin Sayar

/s/ Mark Smith, M.D.	Director	March 15, 2024
Mark Smith, M.D.