Form 10-Q
period 2024-04-30
Phreesia, Inc.
filed 2024-05-31
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 24, 2024, 57,397,904 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
For the Quarter Ended April 30, 2024

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
•Privacy concerns, cyber-attacks, security breaches or incidents relating to our SaaS-based solutions could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
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
•the impact of privacy concerns, security breaches or other incidents, such as the cyberattack affecting ConnectOnCall or the recent cyberattacks announced by Change Healthcare and Ascension Health, on our business operations, financial performance and results of operations;
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
•our expectations regarding operations in India; and
•other risks and uncertainties, including those listed under the section titled "Risk Factors."
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 30, 2024	January 31, 2024
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$79,527	$87,520
Settlement assets	30,063	28,072
Accounts receivable, net of allowance for doubtful accounts of $1,480 and $1,392 as of April 30, 2024 and January 31, 2024, respectively	66,255	64,863
Deferred contract acquisition costs	768	768
Prepaid expenses and other current assets	14,288	14,461
Total current assets	190,901	195,684
Property and equipment, net of accumulated depreciation and amortization of $80,377 and $76,859 as of April 30, 2024 and January 31, 2024, respectively	22,112	16,902
Capitalized internal-use software, net of accumulated amortization of $48,048 and $45,769 as of April 30, 2024 and January 31, 2024, respectively	48,248	46,139
Operating lease right-of-use assets	857	266
Deferred contract acquisition costs	794	986
Intangible assets, net of accumulated amortization of $5,796 and $4,925 as of April 30, 2024 and January 31, 2024, respectively	30,754	31,625
Goodwill	75,845	75,845
Other assets	2,575	2,879
Total Assets	$372,086	$370,326
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$30,063	$28,072
Current portion of finance lease liabilities and other debt	7,745	6,056
Current portion of operating lease liabilities	558	393
Accounts payable	6,684	8,480
Accrued expenses	33,227	37,130
Deferred revenue	24,075	24,113
Other current liabilities	5,930	5,875
Total current liabilities	108,282	110,119
Long-term finance lease liabilities and other debt	8,690	5,400
Operating lease liabilities, non-current	512	134
Long-term deferred revenue	79	97
Long-term deferred tax liabilities	333	270
Other long-term liabilities	1,448	2,857
Total Liabilities	119,344	118,877
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, undesignated, $0.01 par value—20,000,000 shares authorized as of both April 30, 2024 and January 31, 2024; no shares issued or outstanding as of both April 30, 2024 and January 31, 2024	—	—
Common stock, $0.01 par value - 500,000,000 shares authorized as of both April 30, 2024 and January 31, 2024; 58,711,456 and 57,709,762 shares issued as of April 30, 2024 and January 31, 2024, respectively	587	577
Additional paid-in capital	1,060,365	1,039,361
Accumulated deficit	(762,691)	(742,969)
Accumulated other comprehensive income	1	—
Treasury stock, at cost, 1,355,169 shares as of both April 30, 2024 and January 31, 2024	(45,520)	(45,520)
Total Stockholders’ Equity	252,742	251,449
Total Liabilities and Stockholders’ Equity	$372,086	$370,326
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended April 30,
	2024	2023
Revenue:
Subscription and related services	$46,742	$37,887
Payment processing fees	27,060	24,253
Network solutions	27,415	21,705
Total revenues	101,217	83,845
Expenses:
Cost of revenue (excluding depreciation and amortization)	15,723	14,907
Payment processing expense	18,297	16,090
Sales and marketing	32,011	37,413
Research and development	28,881	26,469
General and administrative	19,052	19,877
Depreciation	3,524	4,504
Amortization	3,149	2,486
Total expenses	120,637	121,746
Operating loss	(19,420)	(37,901)
Other expense, net	(31)	(42)
Interest income, net	239	718
Total other income, net	208	676
Loss before provision for income taxes	(19,212)	(37,225)
Provision for income taxes	(510)	(306)
Net loss	$(19,722)	$(37,531)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.70)
Weighted-average common shares outstanding, basic and diluted	56,666,311	53,347,709
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended April 30,
	2024	2023
Net loss	$(19,722)	$(37,531)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments, net of tax	1	—
Other comprehensive income, net of tax	1	—
Comprehensive loss	$(19,721)	$(37,531)
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive income	Treasury stock	Total
Balance, February 1, 2023	54,187,172	$542	$926,957	$(606,084)	$—	$(33,596)	$287,819
Net loss	—	—	—	(37,531)	—	—	(37,531)
Stock-based compensation	—	—	14,950	—	—	—	14,950
Exercise of stock options and vesting of restricted stock units	404,012	4	151	—	—	—	155
Issuance of stock for share-settled bonus awards	175,688	2	5,295	—	—	—	5,297
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	—	(7,079)	(7,079)
Balance, April 30, 2023	54,766,872	$548	$947,353	$(643,615)	$—	$(40,675)	$263,611

Balance, February 1, 2024	57,709,762	$577	$1,039,361	$(742,969)	$—	$(45,520)	$251,449
Net loss	—	—	—	(19,722)	—	—	(19,722)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	14,491	—	—	—	14,491
Exercise of stock options and vesting of restricted stock units	718,340	7	339	—	—	—	346
Issuance of stock for share-settled bonus awards	283,354	3	6,174	—	—	—	6,177
Balance, April 30, 2024	58,711,456	$587	$1,060,365	$(762,691)	$1	$(45,520)	$252,742
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended April 30,
	2024	2023
Operating activities:
Net loss	$(19,722)	$(37,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,673	6,990
Stock-based compensation expense	16,840	17,138
Amortization of deferred financing costs and debt discount	61	85
Cost of Phreesia hardware purchased by customers	343	416
Deferred contract acquisition costs amortization	192	340
Non-cash operating lease expense	173	233
Deferred taxes	63	217
Changes in operating assets and liabilities:
Accounts receivable	(1,393)	(1,538)
Prepaid expenses and other assets	414	1,152
Accounts payable	(2,936)	(2,983)
Accrued expenses and other liabilities	(1,155)	1,822
Lease liabilities	(219)	(247)
Deferred revenue	(55)	247
Net cash used in operating activities	(721)	(13,659)
Investing activities:
Capitalized internal-use software	(4,570)	(4,732)
Purchases of property and equipment	(876)	(1,347)
Net cash used in investing activities	(5,446)	(6,079)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	347	249
Treasury stock to satisfy tax withholdings on stock compensation awards	—	(6,950)
Proceeds from employee stock purchase plan	913	967
Finance lease payments	(1,280)	(1,444)
Principal payments on financing agreements	(289)	—
Debt issuance costs and loan facility fee payments	(152)	—
Financing payments of acquisition-related liabilities	(1,364)	—
Net cash used in financing activities	(1,825)	(7,178)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(7,993)	(26,916)
Cash and cash equivalents – beginning of period	87,520	176,683
Cash and cash equivalents – end of period	$79,527	$149,767

Supplemental information of non-cash investing and financing information:
Right of use assets acquired in exchange for operating lease liabilities	$764	$—
Property and equipment acquisitions through finance leases	$6,529	$7,067
Purchase of property and equipment and capitalized software included in current liabilities	$2,440	$3,485
Capitalized stock-based compensation	$348	$337
Issuance of stock to settle liabilities for stock-based compensation	$6,177	$5,297
Cash paid for:
Interest	$483	$58
Income taxes	$1,593	$40
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

1. Background and liquidity
(a) Background
Phreesia, Inc. (the "Company") is a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. The Company’s solutions include SaaS-based integrated tools that manage patient access, registration and payments. Additionally, the Company has tools to communicate with patients about their health and have demonstrated increased rates of preventive care and vaccinations. Additionally, Phreesia's solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers to better understand their patients and connect them to needed services, resulting in improved health outcomes. The Company also provides life sciences companies, health plans and other payer organizations (payers), patient advocacy, public interest and other not-for-profit organizations with a channel for direct communication with patients. Phreesia’s solutions also include additional products and services such as the MediFind provider directory, which helps patients find care based on providers’ specific clinical expertise. Phreesia offers its healthcare services clients the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription. The Company was formed in May 2005.
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
Management believes that the Company’s cash and cash equivalents at April 30, 2024, along with cash generated in the normal course of business and available borrowing capacity under its revolving credit facility with Capital One (the “Capital One Credit Facility”), are sufficient to fund its operations for at least the next 12 months.
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
(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2025 and 2024 refer to the fiscal years ending on January 31, 2025 and January 31, 2024, respectively.
(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of April 30, 2024 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended April 30, 2024 and 2023. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2024.

3. Summary of significant accounting policies
The Company’s significant accounting policies are disclosed in the audited financial statements for the fiscal year ended January 31, 2024. Since the date of those audited financial statements, there have been no material changes to the Company’s significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.
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
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three months ended April 30, 2024 and 2023. As of both April 30, 2024 and January 31, 2024, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.
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
(d) Foreign currency
The functional currency of the Company’s subsidiaries and branch in the U.S. and Canada is the US Dollar. The functional currency of the Company’s subsidiary in India is the Indian Rupee. For subsidiaries with functional currencies other than the US Dollar, the Company translates the functional currency financial statements into US Dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded as accumulated other comprehensive income within stockholders’ equity in the Company’s consolidated balance sheets. Foreign currency transaction gains and losses to re-measure monetary assets and liabilities into each entity’s functional currency are included in Other income, net.
(e) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three months ended April 30, 2024, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted for annual statements. The Company is currently evaluating the impact that ASU 2023-09 will have on its financial statements and related disclosures.
There are no other recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of April 30, 2024 and January 31, 2024 are as follows:

	April 30, 2024	January 31, 2024
Payroll-related expenses and taxes	$14,520	$8,981
Stock-based compensation liability	2,410	5,890
Payment processing fees liability	6,225	6,008
Acquisition-related liabilities	1,695	1,888
Income and other tax liabilities	1,809	3,042
Information technology	4,091	5,927
Other	2,477	5,394
Total	$33,227	$37,130
(b) Other current liabilities and other long-term liabilities
Other current liabilities as of April 30, 2024 and January 31, 2024 were $5,930 and $5,875, respectively. Other long-term liabilities as of April 30, 2024 and January 31, 2024 were $1,448 and $2,857, respectively.
Other current liabilities and other long-term liabilities represent deferred consideration liabilities payable to the former equity holders of ConnectOnCall.com, LLC (“ConnectOnCall”) which the Company acquired during the year ended January 31, 2024.
(c) Property and equipment
Property and equipment as of April 30, 2024 and January 31, 2024 are as follows:

	Useful Life
	(years)	April 30, 2024	January 31, 2024
PhreesiaPads and Arrivals Kiosks	3	$18,878	$18,610
Computer equipment	3	69,838	62,888
Computer software	3 to 5	13,198	11,687
Hardware development	3	575	576
Total property and equipment		$102,489	$93,761
Less: accumulated depreciation		(80,377)	(76,859)
Property and equipment — net		$22,112	$16,902
Depreciation expense related to property and equipment amounted to $3,524 and $4,504 for the three months ended April 30, 2024 and 2023, respectively.
Property and equipment - net and related depreciation expense includes assets acquired under finance leases. Assets acquired under finance leases included in computer equipment were $41,779 and $35,250 as of April 30, 2024 and January 31, 2024, respectively. Accumulated amortization of assets under finance leases was $28,883 and $27,399 as of April 30, 2024 and January 31, 2024, respectively. See Note 10 - Leases for additional information regarding finance leases.
(d) Capitalized internal use software
For the three months ended April 30, 2024 and 2023, the Company capitalized $4,388 and $5,146, respectively, of costs related to the Company’s solutions.
During the three months ended April 30, 2024 and 2023, amortization expense related to capitalized internal-use software was $2,279 and $2,143, respectively.
(e) Intangible assets and goodwill
The following presents the details of intangible assets as of April 30, 2024 and January 31, 2024:

	Useful Life
	(years)	April 30, 2024	January 31, 2024
Acquired technology	5 to 7	$9,310	$9,310
Customer relationship	7 to 15	17,940	17,940
License	15	6,200	6,200
Trademarks	15	3,100	3,100
Total intangible assets, gross carrying value		$36,550	$36,550
Less: accumulated amortization		(5,796)	(4,925)
Net carrying value		$30,754	$31,625
The weighted average remaining useful life for acquired technology in years was 5.7 and 6.0 as of April 30, 2024 and January 31, 2024, respectively. The remaining useful life for customer relationships in years was 12.2 and 12.4 as of April 30, 2024 and January 31, 2024, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 12.6 and 12.8 as of April 30, 2024 and January 31, 2024, respectively. The remaining useful life for the trademarks in years was 14.3 and 14.5 as of April 30, 2024 and January 31, 2024, respectively.

Amortization expense associated with intangible assets for the three months ended April 30, 2024 and 2023, was $870 and $343, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of April 30, 2024:

April 30, 2024
2025 (Remaining nine months)	$2,612
Fiscal Years Ending January 31,
2026	3,450
2027	3,157
2028	3,157
2029 - thereafter	18,378
Total	$30,754
There were no changes to the Company's goodwill balance during the three months ended April 30, 2024. The Company did not record any impairments of goodwill during the three months ended April 30, 2024 or 2023.
(f) Accounts receivable
Accounts receivable as of April 30, 2024 and January 31, 2024 are as follows:

	April 30, 2024	January 31, 2024
Billed	$61,113	$62,880
Unbilled	6,622	3,375
Total accounts receivable, gross	$67,735	$66,255
Less: accounts receivable allowances	(1,480)	(1,392)
Total accounts receivable	$66,255	$64,863
Activity in the Company's allowance for doubtful accounts was as follows for the three months ended April 30, 2024:

April 30, 2024
Balance, January 31, 2024	$1,392
Bad debt expense	147
Write-offs and adjustments	(59)
Balance, April 30, 2024	$1,480
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
(g) Prepaid and other current assets
Prepaid and other current assets as of April 30, 2024 and January 31, 2024 are as follows:

	April 30, 2024	January 31, 2024
Prepaid software and business systems	$5,792	$4,922
Prepaid data center expenses	3,802	3,872
Prepaid insurance	660	1,257
Other prepaid expenses and other current assets	4,034	4,410
Total prepaid and other current assets	$14,288	$14,461
(h) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532 as of April 30, 2024 and January 31, 2024, respectively. Accumulated amortization of capitalized implementation costs for these arrangements were $1,121 and $1,021 as of April 30, 2024 and January 31, 2024, respectively.
5. Revenue and contract costs
The Company generates revenue primarily from providing integrated SaaS-based software and payment solutions for the healthcare industry. The Company derives revenue from subscription fees and related services generated from the Company’s healthcare services clients for access to the Company’s solutions, payment processing fees based on patient payment volume, and fees from life sciences and payer clients for delivering qualified direct communications to patients who voluntarily opt in to receive this type of engagement using the Company’s solutions.
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $2,388 and $2,662 for the three months ended April 30, 2024 and 2023, respectively.
Contract balances
The following table represents a roll-forward of contract assets:

Balance, January 31, 2024	$3,375
Amount transferred to receivables from beginning balance of contract assets	(3,375)
Contract asset additions, net of reclassification to receivables	6,622
Balance, April 30, 2024	$6,622

The following table represents a roll-forward of deferred revenue:

Balance, January 31, 2024	$24,210
Revenue recognized that was included in deferred revenue at the beginning of the period	(15,480)
Other current period activity in deferred revenue	15,424
Balance, April 30, 2024	$24,154
Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $192 and $340 for the three months ended April 30, 2024 and 2023, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Balance, January 31, 2024	$1,754
Amortization of deferred contract acquisition costs	(192)
Balance, April 30, 2024	$1,562

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$768
Deferred contract acquisition costs, non-current	794
Total deferred contract acquisition costs	$1,562

6. Finance leases and other debt
As of April 30, 2024 and January 31, 2024, the Company had the following outstanding finance lease liabilities and other debt:

	April 30, 2024	January 31, 2024
Finance leases	$13,558	$8,309
Financing arrangements	2,835	3,124
Accrued interest and payments	42	23
Total finance lease liabilities and other debt	$16,435	$11,456
Less: current portion of finance lease liabilities and other debt	(7,745)	(6,056)
Long-term finance lease liabilities and other debt	$8,690	$5,400
(a) Finance leases
See Note 10 - Leases for more information regarding finance leases.
(b) Financing agreements
On June 8, 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software and service licenses. As of April 30, 2024, there was $2,835 in outstanding principal and interest due under the financing agreement. The financing agreement requires the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement is 10.5% per annum.
(c) Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”)
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
On December 4, 2023, the Company terminated the Third SVB Facility.
(d) Capital One Credit Agreement
On December 4, 2023, the Company entered into a Credit Agreement (the "Credit Agreement") for a new 5-year $50,000 senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5,000 and a letter of credit sub-limit of at least $5,000. The Capital One Credit Facility was entered into with Capital One, N.A., acting as administrative agent and replaced our previous senior secured revolving credit facility with SVB. The Capital One Credit Facility gives the Company additional financial flexibility, through the facility’s five year term. The facility is available to the Company for working capital and general corporate purposes. The Capital One Credit Facility bears interest at a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate as specified in the Credit Agreement. As of April 30, 2024, the interest rate on the Capital One Credit Facility was 8.3%. In addition to principal and interest due under the Capital One Credit Facility, the Company is required to pay an annual fee equal to 0.25% of the unused balance of the facility. Additionally, the Company incurred creditor and third party fees of $778 upon entering into the Capital One Credit Facility. The Company recorded the fees to deferred financing costs, included within other assets on its consolidated balance sheets, and will amortize the costs over the term of the Capital One Credit Facility.
The obligations under the Capital One Credit Facility are secured by a first priority security interest in substantially all of the tangible and intangible assets at certain of the Company's U.S. subsidiaries, and by pledges of the equity of certain of the Company's U.S. subsidiaries, in each case subject to customary exclusions.

The Capital One Credit Facility includes financial covenants including, but not limited to requiring the Company to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio a restriction on the amount of dividends and limiting the amount of cash and cash equivalents the Company holds outside Capital One, each as defined in the Credit Agreement. The Company was in compliance with all covenants related to the Credit Agreement as of April 30, 2024.
Maturities of finance leases and other debt, in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
2025 (Remaining nine months)	$6,278	$5,450	$828
Fiscal year ending January 31:
2026	6,324	4,994	1,330
2027	3,456	2,737	719
2028	377	377	—
2029	—	—	—
Total maturities of finance leases and other debt	$16,435	$13,558	$2,877
The following table presents the components of interest income, net:

	Three months ended April 30,
	2024	2023
Interest expense (1)	$(553)	$(293)
Interest income	792	1,011
Interest income, net	$239	$718
(1) Includes amortization of deferred financing costs and original issue discount.
7. Stockholders' Equity
(a) Common stock
The Company closed an IPO on July 22, 2019 and filed an Amended and Restated Certificate of Incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.
In connection with the acquisition of Comsort, Inc. d/b/a MediFind ("MediFind") on June 30, 2023, the Company issued 150,786 shares of common stock, par value $0.01 per share, to the former owners of MediFind as partial consideration to acquire MediFind. On July 3, 2023, the Company filed a prospectus supplement to register the shares with the SEC.
In connection with the acquisition of Access eForms, LLC ("Access") on August 11, 2023, the Company issued 1,096,436 shares of common stock, par value $0.01 per share, to the former members of Access as partial consideration to acquire Access. On August 14, 2023, the Company filed a prospectus supplement to register the shares with the SEC.
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

(c) Accumulated other comprehensive income
Activity in accumulated other comprehensive income was as follows for the three months ended April 30, 2024:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance as of January 31, 2024	$—	$—
Other comprehensive income	1	1
Balance as of April 30, 2024	$1	$1
There was no balance or activity in accumulated other comprehensive income prior to January 31, 2024. The amounts set forth in the table above are presented net of tax. There were no amounts reclassified from accumulated other comprehensive income into net loss during the three months ended April 30, 2024.
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the three months ended April 30, 2024 were made pursuant to the 2019 plan, respectively.
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
As of April 30, 2024, there are 6,755,015 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 420,333 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of April 30, 2024, there were 22,346 outstanding restricted stock units and 477,654 shares available for future grant under the Inducement Plan.
(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	Three months ended April 30,
	2024	2023
RSUs	$11,323	$12,899
PSUs	2,804	1,644
Liability awards	2,697	2,525
ESPP	364	370
Stock options	—	37
Total stock based compensation	$17,188	$17,475

The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended April 30,
	2024	2023
Stock-based compensation expense recorded to additional paid-in capital	$14,491	$14,950
Stock-based compensation expense recorded to accrued expenses	2,697	2,525
Total stock-based compensation	$17,188	$17,475
Less: stock-based compensation expense capitalized as internal-use software	(348)	(337)
Stock-based compensation expense per consolidated statements of operations	$16,840	$17,138

The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense. During the three months ended April 30, 2024, the Company reduced stock compensation expense by $1,021 for improbable-to-probable modifications of stock compensation awards.
(c) Restricted stock units
The Company has issued restricted stock units to employees and independent directors that vest based on a time-based condition. RSUs granted to employees vest over four years based on a variety of vesting schedules, including quarterly, annually, and 10/20/30/40 (10% after one year, 20% after two years, 30% after three years and 40% after four years). RSUs granted during fiscal 2024 generally vest annually and RSUs granted during fiscal 2025 generally vest following a 10/20/30/40 vesting schedule.
Additionally, at the beginning of each fiscal year, the Company provides certain employees the option to settle their incentive bonus in immediately vested RSUs. During the three months ended April 30, 2024, the Company issued 283,354 immediately vested RSUs to settle full-year fiscal 2024 share-settled bonus awards. The RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share-settled bonus awards.

Restricted stock units
Unvested, January 31, 2024	3,800,210
Granted in three months ended April 30, 2024(1)	433,355
Vested	(920,820)
Forfeited and expired	(54,329)
Unvested, April 30, 2024	3,258,416
(1) Includes 22,346 awards granted pursuant to the 2023 Inducement Award Plan.
As of April 30, 2024, there is $89,490 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.44 years.
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

Stock option activity for the three months ended April 30, 2024 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2024	1,123,438	$6.89
Granted in three months ended April 30, 2024	—	$—
Exercised	(80,861)	$4.34
Forfeited and expired	(3,079)	$23.42
Outstanding and expected to vest — April 30, 2024	1,039,498	$7.04	4.40	$14,242
Exercisable — April 30, 2024	1,039,498	$7.04	4.40	$14,242
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended April 30, 2024 and 2023 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $1,545 and $2,118, respectively.
As of April 30, 2024 and January 31, 2024, all compensation cost related to stock options issued to employees has been recorded and there is no unrecognized compensation cost remaining related to stock options issued to employees.
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
Market-based PSU activity for the three months ended April 30, 2024 are as follows:

Performance stock units
Outstanding, January 31, 2024	1,040,219
Granted in three months ended April 30, 2024	—
Vested	—
Forfeited and expired	(14,248)
Outstanding, April 30, 2024	1,025,971
As of April 30, 2024, unrecognized compensation cost for the PSUs was $27,016, to be recognized over a weighted average remaining vesting period of 2.3 years, subject to the participants' continued employment with the Company.
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

As of April 30, 2024, unrecognized compensation cost related to the ESPP was $244, to be recognized over the next two months.
(g) Liability awards
At the beginning of each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the bonuses converted. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. The Company’s share-settled bonus awards are settled semiannually. During the three months ended April 30, 2024, the Company settled $6,177 of share-settled bonus awards by issuing 283,354 immediately vested RSUs. See (c) Restricted Stock Units above for additional discussion regarding RSUs.
9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of April 30, 2024 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2024
Money market mutual funds	$59,518	$—	$—	$59,518
Total assets	$59,518	$—	$—	$59,518
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
The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of April 30, 2024, the carrying value of the Company's debt and deferred consideration liabilities approximate fair value because the interest rates approximate market rates and the related maturities are relatively short-term.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the three months ended April 30, 2024 and 2023.
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
As of April 30, 2024, for operating leases, the weighted-average remaining lease term is 2.0 years and the weighted-average discount rate is 7.2%. As of April 30, 2024, for finance leases, the weighted-average remaining lease term is 2.2 years, and the weighted-average discount rate is 7.4%.
The components of lease expense for the three months ended April 30, 2024 were as follows:

April 30, 2024
Operating leases:
Operating lease cost	$182
Variable lease cost	—
Total operating lease cost	$182
Finance leases:
Amortization of right-of-use assets	$1,484
Interest on lease liabilities	168
Total finance lease cost	$1,652
Amortization of right-of-use assets for finance leases is included within depreciation expense on the Company's consolidated statements of operations.
The following represents a schedule of maturing lease commitments for operating and finance leases as of April 30, 2024:

	April 30, 2024
	Operating	Finance
Maturity of lease liabilities
2025 (remaining nine months)	$478	$5,952
Fiscal year ending January 31,
2026	463	5,454
2027	203	2,989
2028	7	411
Thereafter	—	—
Total future minimum lease payments	$1,151	$14,806
Less: interest	(81)	(1,248)
Present value of lease liabilities	$1,070	$13,558
Other supplemental cash flow information for the three months ended April 30, 2024 was as follows:

April 30, 2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$230
Operating cash used for finance leases	168
Financing cash used for finance leases	1,280

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$764
Finance	6,529
Total	$7,293
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
During the three months ended April 30, 2024, the Company recognized $2,388 in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of April 30, 2024, except for those with terms of one year or less.
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
During fiscal 2024, the Company signed a finance lease which commenced during the three months ended April 30, 2024. Total undiscounted payments through the fiscal year ended January 31, 2028 related to the lease of $7,413 were included in other contractual commitments as of January 31, 2024 and were added at present value to finance lease liabilities during the three months ended April 30, 2024.
During the three months ended April 30, 2024, there were no other significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024.
12. Income taxes
For the three months ended April 30, 2024 and 2023, the Company recorded a tax provision of $510 and $306, respectively, for the corresponding periods in the prior year. The Company's provision for income taxes was 2.7% and 0.8% of loss before income taxes for the three months ended April 30, 2024 and 2023, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets, and due to foreign income tax expense related to its Canadian branch and its subsidiary in India.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for its U.S. deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both April 30, 2024 and January 31, 2024.

13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended April 30,
	2024	2023
Numerator:
Net loss	$(19,722)	$(37,531)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	56,666,311	53,347,709
Net loss per share attributable to common stockholders	$(0.35)	$(0.70)

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

	As of April 30,
	2024	2023
Stock options to purchase common stock, restricted stock and performance stock awards	6,390,517	7,428,704
Employee stock purchase plan	89,553	76,634
Total	6,480,070	7,505,338

14. Related party transactions
For the three months ended April 30, 2024 and 2023, the Company recognized revenue totaling $328 and $288, respectively, for advertisements placed by a pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of April 30, 2024 and January 31, 2024, accounts receivable from the pharmaceutical company totaled approximately $208 and $416, respectively.
For the three months ended April 30, 2023, the Company recognized general and administrative expenses totaling $118 for software agreements with a software company. One of the Company's independent members of its board of directors served as the chief executive officer and on the board of directors for this software company until May 2023. This Company is no longer considered a related party subsequent to May 2023. The expense amounts presented above include amounts incurred while the entity was a related party.
One of the Company's independent members of its board of directors has served as the chief financial officer of a software company since April 2022. The Company recognized de minimis expenses during both the three months ended April 30, 2024 and 2023 under software agreements with this software company.
15. Other events
During fiscal 2024, the Company established a subsidiary in India, Phreesia India Private Limited (“Phreesia India”). During the three months ended April 30, 2024, Phreesia India commenced operations to support the Company’s business through various functions, including, but not limited to, customer operations, research and development, product management and support, sales and marketing, and finance and accounting, replacing services that were previously provided by a third-party service provider.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024. In addition to historical financial information, the following discussion and analysis and information set forth elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Financial Highlights
•Total revenue increased 21% to $101.2 million in the three months ended April 30, 2024, as compared with $83.8 million in the three months ended April 30, 2023.
•Net loss was $19.7 million in the three months ended April 30, 2024, as compared to a net loss of $37.5 million in the three months ended April 30, 2023.
•Adjusted EBITDA was $4.1 million in the three months ended April 30, 2024, as compared to negative $13.8 million in the three months ended April 30, 2023.
•Net cash used in operating activities was $0.7 million for the three months ended April 30, 2024, as compared to net cash used in operating activities of $13.7 million for the three months ended April 30, 2023.
•Free cash flow was negative $6.2 million for the three months ended April 30, 2024 compared to negative $19.7 million for the three months ended April 30, 2023.
•Cash and cash equivalents as of April 30, 2024 was $79.5 million, a decrease of $8.0 million compared to January 31, 2024.
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
Recent developments and current economic conditions
Change Healthcare Cybersecurity Incident
On February 21, 2024, Change Healthcare (“CHC”), a vendor we use, experienced a significant cybersecurity incident. Immediately upon becoming aware of the incident, CHC disconnected clients from their services, including services we use for eligibility and benefits (“E&B”) checks on behalf of our healthcare provider partners (“HCPs”) and a patient payments platform for which we process payments. Our security team promptly reviewed our systems and determined that there was no evidence that our system had been compromised as a result of the CHC cybersecurity event. Subsequently, we re-routed E&B business to other clearinghouses where available.
Payment processing fees revenue generally grows in line with our network growth. However, patient payment volume in the first quarter was negatively impacted by the Change Healthcare outage that began in late February. As we noted last quarter, this attack impacted a major part of the U.S. healthcare infrastructure including many of our clients.
Included in our patient payment volume and payment processing fees revenue is a long-standing relationship we have with a clearinghouse client. The client contracted with Phreesia to act as their merchant processor for patient payments, while also contracting with Change Healthcare to operate their online payment portal and handle print communications.
In 2022, the client had made the decision to consolidate to one vendor for multiple solutions. The product scope and cost associated with the client’s desired new relationship, which would include print statements, drove us to the conclusion that the best path forward for Phreesia was to work with the client to wind-down the relationship by the end of our fiscal year 2026.
The cyberattack on Change Healthcare and subsequent outage accelerated the wind-down of our relationship because Change Healthcare did not bring the online portal used by our client back online. As a result, our patient payment volume declined, reducing our payment processing revenue by approximately $1.7 million in the fiscal first quarter of 2025.

While the accelerated wind-down of the clearinghouse relationship negatively impacted payment processing revenue, which increased by 12% over the first quarter of fiscal 2024, the accelerated wind-down did not materially impact our total revenues, which increased by 21% over the first quarter of fiscal 2024, our net cash used in operating activities, which improved by $13 million over the first quarter of fiscal 2024, or our overall results of operations.
UnitedHealth Group, the parent company to CHC, has indicated a substantial portion of U.S. residents may have had their PHI/PII affected by the incident. However, we currently have no specific indication from CHC as to whether the data we sent to CHC has been breached. CHC has indicated they are working closely with law enforcement and regulatory authorities to identify appropriate next steps.
We are continuing to monitor the situation regarding new developments and remain in close communication with CHC.
Ascension Health Alliance Cybersecurity Incident
On May 8, 2024, Ascension Health (“Ascension”), one of our customers, experienced a significant cybersecurity incident. In response to the incident, Ascension shut down certain systems including electronic health records systems and portals enabling patients to view their health records and communicate with their providers.
Ascension has indicated that the outage has caused them to divert patients from certain of their hospitals to other providers. We are currently unable to estimate the potential impact that the Ascension outage will have on our healthcare services revenues for the fiscal year ended January 31, 2025. We will continue to monitor the Ascension outage and provide any relevant updates as the year progresses.
We are continuing to monitor the situation regarding new developments and remain in close communication with Ascension.
ConnectOnCall Cybersecurity Incident
On May 12, 2024, we learned of a service disruption to the ConnectOnCall service, an application created by a subsidiary we acquired in October 2023. While investigating this matter, we determined that a cybercriminal had gained access to the ConnectOnCall service.
The ConnectOnCall service remains offline, and we are working diligently to assess the potential impact and restore the service. We have engaged with law enforcement, and we are working with a third-party cybersecurity firm and other experts to support our investigation.
The ConnectOnCall service is separate from our other services, including our patient intake platform. Based on our investigation to date, we have seen no evidence that our other services have been affected. We understand the importance of this service to our clients’ business, and we are working to restore the ConnectOnCall service as quickly as is feasible.
Additionally, as of this time, the incident has not had a material impact on our overall business operations, nor do we believe the incident is likely to have a material impact, based on our investigation to date and our current understanding that this incident is limited to the ConnectOnCall service.
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

	Three months ended April 30,
Unaudited	2024	2023
Key Metrics:
Average number of healthcare services clients ("AHSCs")	4,065	3,309
Healthcare services revenue per AHSC	$18,155	$18,779
Total revenue per AHSC	$24,900	$25,338
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
•Healthcare services revenue per AHSC. We define Healthcare services revenue as the sum of subscription and related services revenue and payment processing revenue. We define Healthcare services revenue per AHSC as healthcare services revenue in a given period divided by AHSCs during that same period. We are focused on continually delivering value to our healthcare services clients and believe that our ability to increase healthcare services revenue per AHSC is an indicator of the long-term value of the our solutions. Healthcare services revenue per AHSC was $18,155 in the three months ended April 30, 2024 compared to $18,779 in the same period in the prior year, a decrease of 3%. The decline was primarily driven by AHSC growth significantly outpacing growth in payment processing volume and payment processing revenue.
•Total revenue per AHSC. We define Total revenue per AHSC as Total revenue in a given period divided by AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment processing revenue. Additionally, our relationships with healthcare services clients who subscribe to our technology give us the opportunity to engage with life sciences companies, health plans and other payer organizations, patient advocacy, public interest and other not-for-profit organizations who deliver direct communication to patients through our solutions. As a result, we believe that our ability to increase Total revenue per AHSC is an indicator of the long-term value of our solutions. Total revenue per AHSC was $24,900 in the three months ended April 30, 2024 as compared to $25,338 in the same period in the prior year, a decrease of 2%. The decrease was driven primarily by healthcare services clients growth outpacing payment processing revenue growth.
Additional Information

	Three months ended April 30,
Unaudited	2024	2023
Patient payment volume (in millions)	$1,166	$1,016
Payment facilitator volume percentage	81%	82%
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
Components of consolidated statements of operations
Revenue
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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through our solutions. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 81% and 82% of our patient payment volume in the three months ended April 30, 2024 and 2023, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions. Patient payment responsibility typically declines as a share of total spending as the calendar year progresses due to benefit design. Consistent with that trend, payment volume on a per client basis has historically been lower in the second half of our fiscal year as compared to the first half of our fiscal year.
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
General and administrative
General and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation and benefits for our executive, finance, legal, security, human resources, information technology and other administrative personnel. General and administrative expense also includes software costs to support our finance, legal and human resources operations, insurance costs as well as fees to third-party providers for accounting, legal and consulting services, costs for various non-income-based taxes and software costs.
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
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that substantially all of our U.S. deferred tax assets as of April 30, 2024 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance. Provision for income taxes also includes U.S. state and local income taxes and foreign income taxes. We record unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjust these balances when our judgement changes as a result of the evaluation of new information previously not available.

Comparison of results of operations for the three months ended April 30, 2024 and 2023
(Unaudited)

Revenue

	Three months ended April 30,
($ in thousands)	2024	2023	$ Change	% Change
Subscription and related services	$46,742	$37,887	$8,855	23%
Payment processing fees	27,060	24,253	2,807	12%
Network solutions	27,415	21,705	5,710	26%
Total revenue	$101,217	$83,845	$17,372	21%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $8.9 million to $46.7 million for the three months ended April 30, 2024, as compared to $37.9 million for the three months ended April 30, 2023, primarily due to the new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through our solutions increased $2.8 million to $27.1 million for the three months ended April 30, 2024, as compared to $24.3 million for the three months ended April 30, 2023, due to the addition of more healthcare services clients, which drove increases in patient visits and patient payments processed through our platform. Payment processing fees for the first quarter of fiscal 2025 were reduced by approximately $1.7 million related to the accelerated wind-down of a relationship with a clearinghouse client, which occurred in connection with the Change Healthcare cybersecurity incident. See Change Healthcare Cybersecurity Incident section above for additional information regarding the wind-down of this clearinghouse client relationship.
•Network solutions. Our revenue from life science and payer clients increased $5.7 million to $27.4 million for the three months ended April 30, 2024, as compared to $21.7 million for the three months ended April 30, 2023, due to an increase engagement, education programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended April 30,
($ in thousands)	2024	2023	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$15,723	$14,907	$816	5%
Cost of revenue (excluding depreciation and amortization) increased $0.8 million to $15.7 million for the three months ended April 30, 2024, as compared to $14.9 million for the three months ended April 30, 2023. The increase resulted primarily from a $0.4 million increase in employee salary and benefits costs and a $0.2 million increase in employee stock compensation costs, as well as a $0.2 million increase in third-party costs driven by growth in revenue.
Stock compensation incurred related to cost of revenue was $1.2 million and $1.0 million for the three months ended April 30, 2024 and 2023, respectively.
Payment processing expense

	Three months ended April 30,
($ in thousands)	2024	2023	$ Change	% Change
Payment processing expense	$18,297	$16,090	$2,207	14%
Payment processing expense increased $2.2 million to $18.3 million for the three months ended April 30, 2024, as compared to $16.1 million for the three months ended April 30, 2023. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year.
Payment processing expense for the first quarter of fiscal 2025 was reduced by the accelerated wind-down of a relationship with a clearinghouse client, which occurred in connection with the Change Healthcare cybersecurity incident. See Change Healthcare Cybersecurity Incident section above for additional information regarding the wind-down of this clearinghouse client relationship.
Sales and marketing

	Three months ended April 30,
($ in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$32,011	$37,413	$(5,402)	(14)%
Sales and marketing expense decreased $5.4 million to $32.0 million for the three months ended April 30, 2024, as compared to $37.4 million for the three months ended April 30, 2023. The decrease was primarily attributable to a $3.2 million decrease in employee salary and benefits costs, a $1.0 million decrease in travel and internal costs, a $0.6 million decrease in employee stock compensation costs and a $0.7 million decrease in outside services costs.

We note that the decline in expenses in the first quarter includes the impact of the full run-off of expenses from winding down our Medicare Advantage lead generation activities.
Stock compensation incurred related to sales and marketing expense was $5.8 million and $6.4 million for the three months ended April 30, 2024 and 2023, respectively.
Research and development

	Three months ended April 30,
($ in thousands)	2024	2023	$ Change	% Change
Research and development	$28,881	$26,469	$2,412	9%
Research and development expense increased $2.4 million to $28.9 million for the three months ended April 30, 2024, as compared to $26.5 million for the three months ended April 30, 2023. The increase resulted primarily from a $1.7 million increase in employee salary and benefits costs and a $0.8 million increase in software costs, partially offset by a decrease in employee stock compensation costs.
Stock compensation incurred related to research and development expense was $3.6 million and $3.9 million for the three months ended April 30, 2024 and 2023, respectively.
General and administrative

	Three months ended April 30,
($ in thousands)	2024	2023	$ Change	% Change
General and administrative	$19,052	$19,877	$(825)	(4)%
General and administrative expense decreased $0.8 million to $19.1 million for the three months ended April 30, 2024, as compared to $19.9 million for the three months ended April 30, 2023. The decrease was primarily related to a $1.0 million decrease in outside services costs and a $0.2 million decrease in employee salary and benefits costs, partially offset by a $0.3 million increase in employee stock compensation costs.
Stock compensation incurred related to general and administrative expense was $6.2 million and $5.9 million for the three months ended April 30, 2024 and 2023, respectively.
Depreciation

	Three months ended April 30,
($ in thousands)	2024	2023	$ Change	% Change
Depreciation	$3,524	$4,504	$(980)	(22)%
Depreciation expense decreased $1.0 million to $3.5 million for the three months ended April 30, 2024, as compared to $4.5 million for the three months ended April 30, 2023. The decrease was primarily attributable to lower computer equipment depreciation.
Amortization

	Three months ended April 30,
($ in thousands)	2024	2023	$ Change	% Change
Amortization	$3,149	$2,486	$663	27%
Amortization expense increased $0.7 million to $3.1 million for the three months ended April 30, 2024 as compared to $2.5 million for the three months ended April 30, 2023. The increase was primarily driven by amortization of intangible assets acquired during fiscal 2024 as well as higher amortization of capitalized internal-use software development costs.

Other expense, net

	Three months ended April 30,
($ in thousands)	2024	2023	$ Change	% Change
Other expense, net	$(31)	$(42)	$11	(26)%
Other expense, net was expense of less than $0.1 million for the three months ended April 30, 2024 and April 30, 2023. Other expense is comprised primarily of foreign exchange losses and gains.
Interest income, net

	Three months ended April 30,
($ in thousands)	2024	2023	$ Change	% Change
Interest income, net	$239	$718	$(479)	(67)%
Interest income, net was $0.2 million for the three months ended April 30, 2024, as compared to $0.7 million for the three months ended April 30, 2023. The decrease is primarily attributable to lower interest income earned from our cash and cash equivalent balances, as well as higher interest expense on our finance leases and other financing obligations.
Provision for income taxes

	Three months ended April 30,
($ in thousands)	2024	2023	$ Change	% Change
Provision for income taxes	$(510)	$(306)	$(204)	67%
Provision for income taxes increased by $0.2 million to $0.5 million for the three months ended April 30, 2024 compared to $0.3 million for the three months ended April 30, 2023. The increase in provision for income taxes relates primarily to an increase in Canadian and Indian income tax expense.
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
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) tax payments that may represent a reduction in cash available to us; or (4) interest income, net; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended April 30,
(in thousands, unaudited)	2024	2023
Net loss	$(19,722)	$(37,531)
Interest income, net	(239)	(718)
Provision for income taxes	510	306
Depreciation and amortization	6,673	6,990
Stock-based compensation expense	16,840	17,138
Other expense, net	31	42
Adjusted EBITDA	$4,093	$(13,773)
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
The following table presents a reconciliation of free cash flow from net cash used in operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended April 30,
(in thousands, unaudited)	2024	2023
Net cash used in operating activities	$(721)	$(13,659)
Less:
Capitalized internal-use software	(4,570)	(4,732)
Purchases of property and equipment	(876)	(1,347)
Free cash flow	$(6,167)	$(19,738)
Liquidity and capital resources
As of April 30, 2024 and January 31, 2024, we had cash and cash equivalents of $79.5 million and $87.5 million, respectively. Cash and cash equivalents consist of money market mutual funds and cash on deposit.
We believe that our existing cash and cash equivalents along with cash generated in the normal course of business will be sufficient to meet our needs for at least the next 12 months.
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
Termination of Silicon Valley Bank Facility
In December 2023, we terminated the Third SVB Facility with SVB. We incurred termination fees of $0.6 million in connection with the termination of the Third SVB Facility.

Capital One facility
In December 2023, we entered into a new 5-year $50 million senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5.0 million and a letter of credit sub-limit of at least $5.0 million. The new Capital One Credit Facility was entered into with Capital One, N.A., acting as administrative agent and replaces our previous senior secured revolving credit facility with Silicon Valley Bank, which we terminated the same date. We believe the new Capital One Credit Facility will give us additional financial flexibility through fiscal 2028. The facility is available to us for working capital and general corporate purposes.
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
We believe that our cash and cash equivalents along with cash generated in the normal course of business, are sufficient to fund our operations for at least the next twelve months.
Financing agreements
In June 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of April 30, 2024, there was $2.8 million in outstanding principal and interest due under the agreement. The financing agreement requires us to pay $0.1 million per month for 36 months beginning August 2023. The effective interest rate on the agreement is 10.5% per annum.
Liabilities issued as consideration for acquisition
In October 2023, we entered into an agreement to acquire 100% of the outstanding equity of ConnectOnCall for total consideration of $13.9 million, including liabilities with an acquisition-date fair value of $10.0 million. The liabilities include undiscounted payments of $10.9 million payable in seven quarterly installments from December 2023 through June 2025. As of April 30, 2024, the Company has recorded a liability of $7.4 million for the payments remaining through June 2025.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended April 30,
(in thousands, unaudited)	2024	2023
Net cash used in operating activities	$(721)	$(13,659)
Net cash used in investing activities	(5,446)	(6,079)
Net cash used in financing activities	(1,825)	(7,178)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	$(7,993)	$(26,916)
Operating activities
The primary sources of cash from operating activities are cash received from our customers and interest earned on our money market mutual funds. The primary uses of cash for operating activities are for payroll, payments to suppliers, payments for operating leases, as well as cash paid for interest on our finance leases and other financings and cash paid for various taxes.
During the three months ended April 30, 2024, net cash used in operating activities was $0.7 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
During the three months ended April 30, 2023, net cash used in operating activities was $13.7 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
The change in net cash used in operating activities was driven primarily by an increase in cash received from customers driven by higher revenues during the period ended April 30, 2024.

Investing activities
During the three months ended April 30, 2024, net cash used in investing activities was $5.4 million, principally resulting from capital expenditures, the majority of which consisted of $4.6 million of capitalized internal-use software costs, as well as $0.9 million of purchases of property and equipment, principally for software and computer equipment.
During the three months ended April 30, 2023, net cash used in investing activities was $6.1 million, principally resulting from capital expenditures, the majority of which consisted of $4.7 million of capitalized internal-use software costs, as well as $1.3 million of purchases of property and equipment, principally for software.
Financing activities
During the three months ended April 30, 2024, net cash used in financing activities was $1.8 million, primarily consisting of $1.4 million used for principal payments on acquisition-related liabilities and $1.3 million used for principal payments on finance leases and financing arrangements, partially offset by $1.3 million in proceeds from our equity compensation plans.
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
During the three months ended April 30, 2024, the Company recorded finance leases with total undiscounted payments of $7,413 through the fiscal year ended January 31, 2028. As of January 31, 2024, undiscounted payments for these leases were included in contractual purchase commitments as the leases had not yet commenced.
During the three months ended April 30, 2024, there were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024.
See “Liquidity and Capital Resources” above for information regarding our termination of the Third SVB Facility and our entry into the Capital One Credit Facility, and their impact on our cash and cash equivalents, liquidity and sources of funds available for our material cash requirements.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2024 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest rate risk
As of April 30, 2024, our cash and cash equivalents consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
As of April 30, 2024, we had no debt outstanding under the Capital One Credit Facility.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and Indian Rupee and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our expenses as expressed in U.S. dollars for the fiscal year ended January 31, 2024. Additionally, changes in exchange rates had a largely offsetting impact on operating income for the fiscal year ended January 31, 2024. For the three months ended April 30, 2024, approximately 89% of our expenses were denominated in USD.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded and such fluctuations can impact our net income. Foreign currency losses, primarily resulting from the re-measurement of monetary account balances, were $0.1 million for the three months ended April 30, 2024.
We do not believe that a 1% increase or decrease in foreign exchange rates between the Canadian Dollar, Indian Rupee and US Dollar would have a material effect on our results of operations or financial condition.
During the three months ended April 30, 2024, there were no significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant operating losses since our inception. For the three months ended April 30, 2024 and the years ended January 31, 2024 and January 31, 2023, we had net losses of $19.7 million, $136.9 million and $176.1 million, respectively, and losses from operations of $19.4 million, $136.5 million and $176.6 million respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
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
•technical difficulties or interruptions in our services, like the one we are experiencing currently with ConnectOnCall;
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
Privacy concerns, cyber-attacks, security breaches or incidents relating to our SaaS-based solutions could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
We collect, process and store significant amounts of sensitive, confidential and proprietary information, including personally identifiable information, such as payment data and protected health information, of patients received in connection with the utilization of our solutions. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise, and they may remain undetected for an extended period of time. Like many healthcare companies, we recently experienced an interruption in our operations as a result of unauthorized access to one of our services, and we may experience such interruptions again in the future. Although we do not believe the security incident has had a material impact on our business to date, any disclosure, loss, processing or other compromise of personal information or individually identifiable health information (violating certain privacy laws such as HIPAA) or confidential information, or event that jeopardizes the confidentiality, integrity, or availability of our solutions, could result in a material disruption to our solutions and our business operations. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. While we believe we have taken reasonable steps to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and we may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems. In addition, some of our third-party service providers and partners, such as Change Healthcare and other clearinghouses, also collect and/or store our sensitive information and our clients' data on our behalf, and these service providers and partners are subject to similar threats of cyber-attacks and other malicious internet-based activities, which could also expose us to risk of loss, litigation, and potential liability. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a cybersecurity breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, expose us to government enforcement action, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with the war in Ukraine and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond or otherwise address them promptly, in sufficient respects or at all.
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
Our clients and patients depend on our support services to resolve any technical issues relating to our solutions and our services, and we may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our client bases (including healthcare services clients and the number of patients that they serve). In addition, we may experience unexpected service interruptions due to cyber-attacks or other security incidents, such as the one affecting our ConnectOnCall product. In such cases, we may be unable to restore service in a timely manner, if at all. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict client and patient demand for technical support services, and if client or patient demand increases significantly, we may be unable to provide satisfactory support services to our clients. Further, if we are unable to address the needs of our clients and their patients in a timely fashion or further develop and enhance our solutions, or if a client or patient is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and clients’ or patients’ dissatisfaction with our solutions could damage our ability to expand the number of applications and services purchased by such clients. These clients may not renew their contracts, seek to terminate their relationships with us or renew on less favorable terms. Moreover, negative publicity related to our client and patient relationships, or regarding patient confidentiality and privacy in the context of technology-enabled healthcare, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective clients. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.
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
•privacy concerns, cyber-attacks, security breaches or incidents relating to the acquired businesses, such as the security incident we experienced with ConnectOnCall;
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
Our operations in India subject us to additional risks which could have an adverse effect on our business, operating results, and financial condition.
We recently established a subsidiary in India to perform a number of functions that were previously performed by outside contractors, and we hired a significant number of employees from our outside contractor in India to bring those services in-house. While we believe our Indian operations are advantageous to our business, they also create risks that we must effectively manage. The management of our Indian operations has, and will continue to, require significant management attention and financial resources that could adversely affect our operating performance. Wages in India are increasing at a faster rate than those in many countries, including the United States. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries.

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
Our payments platform is a core element of our business. For the three months ended April 30, 2024 and the fiscal year ended January 31, 2024, our payments platform generated 27% and 27% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, were to be reduced as a result of disruptions in the payment processing industry or other factors, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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
We pay interchange fees to the card networks or the card issuers for each transaction we process. The card networks may increase, from time to time, the fees that they charge members or service providers. Although we may attempt to pass these increases along to our clients, this may result in the loss of clients to our competitors that do not pass along the increases. A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") known as the Durbin Amendment empowered the Board of Governors of the Federal Reserve System, ("FRS"), to establish and regulate a cap on the interchange fees that issuers (e.g. banks) may charge or receive for electronic clearing of debit card transactions. The original regulations implementing the Durbin Amendment established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions, and it established a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, limiting the fee revenue to debit card issuers and payment processors. In November 2023, the FRS proposed amendments to Regulation II that would, if adopted as proposed, significantly lower the maximum permissible interchange fee for such transactions, and such maximum would be reevaluated every two years. To the extent that HSA-linked payment cards and other exempt payment cards (or their issuing banks, such as those having assets of $10 billion) lose their exempt status under the current rules, or if any interchange rate caps applicable to the debit card, credit card or other payment cards are changed, any such amendment, rule-making, or legislation could impact interchange rates applicable to payment card transactions processed through our payments platform. As a result, this could decrease our revenue and profit and could have a material adverse effect on our financial condition and results of operations.
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
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the United States, such as the CCPA, as amended by the California Privacy Rights Act, or CPRA, which amendments went into effect on January 1, 2023. The CCPA creates specific obligations with respect to processing and storing personal information, and the CPRA amendments created a new state agency that is vested with authority to implement and enforce the CCPA. In addition to the CCPA, new privacy and data security laws have been enacted in numerous states and have been proposed in even more states as well as the U.S. Congress. If passed, these new laws could impose similar or more restrictive requirements than these recently enacted laws.
Furthermore, other states have proposed or enacted legislation that is focused on more narrow aspects of privacy. For example, a number of states have passed laws that protect biometric information and a smaller number of states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020 however, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the GDPR. The UK government has announced plans to reform the data protection legal framework in the UK in its Data Reform Bill, which will introduce significant changes from the GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU.
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
We may be adversely affected by the operation of laws in non-U.S. jurisdictions.
Our employment practices and corporate activities in non-U.S. jurisdictions, such as Canada and India, where certain of our employees are based, are in many cases subject to the laws of those jurisdictions rather than U.S. law. Laws in some jurisdictions differ in significant respects from those in the U.S. and may impose additional requirements, particularly with respect to employment and tax matters, which can make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. These differences can also affect our ability to react to changes in our business, and our rights or ability to enforce rights may be different than would be expected under U.S. law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or U.S. anti-corruption laws applicable to our businesses.
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
•In addition, our recent establishment of a subsidiary in India to bring outside services in-house could increase our risk of violations of such laws and regulations. Despite our policies, procedures and compliance programs, our internal controls and compliance systems may not be able to protect us from prohibited acts willfully committed by our employees, agents or business partners that would violate such applicable laws and regulations.
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
These third-party contractors, some of which handle sensitive data on our behalf, could be non-compliant with regulatory requirements or our contractual provisions regarding the handling of sensitive data, despite our best efforts to monitor their compliance and mitigate risks in our contractual cost-shifting provisions. Even if these third parties are compliant, they still could be the victims of sophisticated cyberattacks or other unforeseeable events. The ability of our third-party contractors to effectively satisfy our business requirements could be impacted by financial difficulty of our third-party contractors or damage to their operations caused by fire, terrorist attack, natural disaster, or other events. It would be difficult to replace some of our third-party contractors and third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation and operating results could be harmed. For example, the continued Russian invasion of Ukraine has, and may continue to, impact macroeconomic conditions, give rise to regional instability, increase the threat of cyberwarfare and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our third-party contractors that have employees and consultants located in Ukraine. Further, although the length and impact of the continuing conflict are highly unpredictable, individuals located in these areas have been and could continue to be forced to evacuate or voluntarily choose to relocate, making them unavailable to provide services, such as software engineering, to support our business. It could also disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render some of our resources unavailable. While we have risk mitigation efforts in place, the realization of any of these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift some of our development activities to other jurisdictions and/or third-party contractors, which may result in significant disruption, including delays in releases of new versions or updates of our software and incurrence of additional costs. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services could be impaired, and, as a result, our competitive position or our results of operations could suffer.
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

Any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third-party providers’ systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over third-parties, which increases our vulnerability to problems with services they provide. We have experienced failures by third-party providers’ systems which resulted in a limited interruption of our system. For example, in February 2024, Change Healthcare, a subsidiary of UnitedHealth Group and the largest clearinghouse for medical claims in the U.S., was the subject of a cyberattack that required it to take offline its computer systems that handled electronic payments and insurance claims. One of our clearinghouse clients, for whom we act as merchant processor for patient payments, contracted with Change Healthcare to operate their online payment portal and handle print communications. As a result of the outage, the online payment portal was impacted, resulting in a decline in our patient payment volume during the three months ended April 30, 2024. Similar events could occur in the future, and the impact to our business could be material. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with clients and adversely affect our business and could expose us to third-party liabilities.
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
As of January 31, 2024, we had U.S. federal and state net operating loss carryforwards ("NOLs") of $599.0 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. We have completed a Section 382 study and as a result of the analysis, it is more likely than not that we have experienced an "ownership change." In addition, it is more likely than not that our existing NOLs are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act of 2017, as amended by The Coronavirus Aid, Relief, and Economic Security Act of 2020, the amount of post 2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended April 30, 2024 our net cash used in operating activities was $0.7 million. As of April 30, 2024, we had $79.5 million of cash and cash equivalents, which are held for working capital purposes. As of April 30, 2024 and January 31, 2024, we had no outstanding borrowings under the Capital One Credit Facility, with the ability to borrow up to $50.0 million.
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
•the impact of public health concerns, on the economy, our company, our customers, suppliers or employees;
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no sales of unregistered securities during the quarter ended April 30, 2024 that were not previously reported on a Current Report on Form 8-K.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On April 18, 2024, Amy Beth VanDuyn, the Company’s Senior Vice President of Human Resources, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. VanDuyn’s Rule 10b5-1 Trading Plan provides for the potential sale of up to 25,447 shares of common stock, and expires on December 31, 2024, or upon the earlier completion of all authorized transactions under the plan.
On April 19, 2024, Chaim Indig, Chief Executive officer of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Indig’s Rule 10b5-1 Trading Plan provides for the potential exercise of vested stock options and the associated sale of up to 100,000 shares of the Company’s common stock. The plan expires on April 17, 2026, or upon the earlier completion of all authorized transactions under Mr. Indig’s Rule 10b5-1 Plan.
On April 19, 2024, Balaji Gandhi, Chief Financial Officer of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Gandhi’s Rule 10b5-1 Trading Plan provides for the sale of up to 43,362 shares of common stock, plus an additional number of shares that Mr. Gandhi could receive upon the vesting of certain equity awards that may be granted pursuant to his first half fiscal 2025 bonus, net of any shares sold in non-discretionary transactions pursuant to the Company’s mandatory sell-to-cover policy to cover Mr. Gandhi’s tax withholding obligations in connection with the vesting and settlement of restricted stock unit awards. The number of shares to be granted pursuant to Mr. Gandhi’s first half fiscal year 2025 bonus, and the number of shares to be sold by him to cover taxes, and thus the exact number of shares to be sold pursuant to Mr. Gandhi’s Rule 105b-1 Trading Plan, can only be determined upon the occurrence of future events. Mr. Gandhi’s Rule 10b5-1 Trading Plan expires on March 14, 2025, or upon the earlier completion of all authorized transactions under the plan.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1
Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange commission on September 10, 2019)

3.2
Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarter report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange Commission on September 7, 2023)

3.3
Fourth Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 14, 2024)

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

PHREESIA, INC.

Date: May 31, 2024	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 31, 2024	By:	/s/ Balaji Gandhi
Balaji Gandhi
Chief Financial Officer
(Principal Financial Officer)