Form 10-Q
period 2024-07-31
Phreesia, Inc.
filed 2024-09-05
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 29, 2024, 57,773,275 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
For the Quarter Ended July 31, 2024

Summary of Material Risks Associated with our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:
•We have grown rapidly in recent periods. If we fail to manage our growth effectively, our revenue may not increase, and we may be unable to implement our business strategy.
•We operate in a highly competitive industry, and if we are not able to compete effectively, including with the electronic health records ("EHR") and practice management ("PM") systems with which we integrate, our business and results of operations will be harmed.
•Our operating results have in the past and may continue to fluctuate significantly and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
•Privacy concerns, cyber-attacks, security breaches or incidents relating to our SaaS-based solutions could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
•We are a fully remote company that does not maintain a physical office presence, which subjects us to unique operational risks.
•Our operations in India subject us to additional risks which could have an adverse effect on our business, operating results, and financial condition.
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
•The estimates and assumptions we use to determine the size of our target market may prove to be inaccurate, and even if the markets in which we compete meet our size estimates and forecasted growth, our business may not grow at similar rates, or at all.
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
•the impact of privacy concerns, security breaches or other incidents on our business operations, financial performance and results of operations;
•the uncertainty and ongoing flux of the regulatory and political framework;
•our ability to determine the size of our target market;
•the impact of market volatility, including the recent high inflationary and high interest rate environment, bank failures and measures taken in response thereto, economic slowdowns and recessions, and other global financial, economic and political events on our business and our ability to attract, retain and cross-sell to healthcare services clients;
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
PHREESIA X Account (https://x.com/phreesia)
PHREESIA Facebook Page (https://www.facebook.com/phreesia/)
PHREESIA LinkedIn Page (https://www.linkedin.com/company/phreesia)
PHREESIA Instagram Account (https://www.instagram.com/phreesia.co)
PHREESIA News Page (https://www.phreesia.com/news/)
PHREESIA Life Sciences X Account (https://x.com/phreesialifesci)
PHREESIA Life Sciences Facebook Page (https://www.facebook.com/phreesialifesciences/)
PHREESIA Life Sciences LinkedIn Page (https://www.linkedin.com/company/phreesia-life-sciences/)
PHREESIA Life Sciences Page (https://lifesciences.phreesia.com)
INSIGNIA Health website (https://www.insigniahealth.com/)
MEDIFIND website (https://www.medifind.com/)
The information we post through these channels may be deemed material. Accordingly, investors should monitor these accounts and our News page, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. These channels may be updated from time to time on Phreesia’s investor relations website.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 31, 2024	January 31, 2024
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$81,798	$87,520
Settlement assets	25,320	28,072
Accounts receivable, net of allowance for doubtful accounts of $1,365 and $1,392 as of July 31, 2024 and January 31, 2024, respectively	61,274	64,863
Deferred contract acquisition costs	841	768
Prepaid expenses and other current assets	11,695	14,461
Total current assets	180,928	195,684
Property and equipment, net of accumulated depreciation and amortization of $84,295 and $76,859 as of July 31, 2024 and January 31, 2024, respectively	20,955	16,902
Capitalized internal-use software, net of accumulated amortization of $50,559 and $45,769 as of July 31, 2024 and January 31, 2024, respectively	49,767	46,139
Operating lease right-of-use assets	1,863	266
Deferred contract acquisition costs	742	986
Intangible assets, net of accumulated amortization of $6,666 and $4,925 as of July 31, 2024 and January 31, 2024, respectively	29,884	31,625
Goodwill	75,845	75,845
Other assets	2,251	2,879
Total Assets	$362,235	$370,326
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$25,320	$28,072
Current portion of finance lease liabilities and other debt	7,161	6,056
Current portion of operating lease liabilities	989	393
Accounts payable	6,976	8,480
Accrued expenses	32,668	37,130
Deferred revenue	21,370	24,113
Other current liabilities	7,515	5,875
Total current liabilities	101,999	110,119
Long-term finance lease liabilities and other debt	7,297	5,400
Operating lease liabilities, non-current	1,075	134
Long-term deferred revenue	63	97
Long-term deferred tax liabilities	390	270
Other long-term liabilities	76	2,857
Total Liabilities	110,900	118,877
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, undesignated, $0.01 par value—20,000,000 shares authorized as of both July 31, 2024 and January 31, 2024; no shares issued or outstanding as of both July 31, 2024 and January 31, 2024	—	—
Common stock, $0.01 par value - 500,000,000 shares authorized as of both July 31, 2024 and January 31, 2024; 59,057,170 and 57,709,762 shares issued as of July 31, 2024 and January 31, 2024, respectively	591	577
Additional paid-in capital	1,076,969	1,039,361
Accumulated deficit	(780,703)	(742,969)
Accumulated other comprehensive loss	(2)	—
Treasury stock, at cost, 1,355,169 shares as of both July 31, 2024 and January 31, 2024	(45,520)	(45,520)
Total Stockholders’ Equity	251,335	251,449
Total Liabilities and Stockholders’ Equity	$362,235	$370,326
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Revenue:
Subscription and related services	$48,612	$39,301	$95,354	$77,188
Payment processing fees	25,300	23,631	52,360	47,884
Network solutions	28,203	22,898	55,618	44,603
Total revenues	102,115	85,830	203,332	169,675
Expenses:
Cost of revenue (excluding depreciation and amortization)	16,143	14,449	31,866	29,356
Payment processing expense	16,668	15,852	34,965	31,942
Sales and marketing	30,184	37,244	62,195	74,657
Research and development	29,542	27,471	58,423	53,940
General and administrative	19,497	20,988	38,549	40,865
Depreciation	3,921	4,244	7,445	8,748
Amortization	3,382	2,537	6,531	5,023
Total expenses	119,337	122,785	239,974	244,531
Operating loss	(17,222)	(36,955)	(36,642)	(74,856)
Other (expense) income, net	(86)	50	(117)	8
Interest income, net	46	786	285	1,504
Total other (expense) income, net	(40)	836	168	1,512
Loss before provision for income taxes	(17,262)	(36,119)	(36,474)	(73,344)
Provision for income taxes	(750)	(648)	(1,260)	(954)
Net loss	$(18,012)	$(36,767)	$(37,734)	$(74,298)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.68)	$(0.66)	$(1.39)
Weighted-average common shares outstanding, basic and diluted	57,502,959	53,794,060	57,089,232	53,574,584
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Net loss	$(18,012)	$(36,767)	$(37,734)	$(74,298)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments, net of tax	(3)	—	(2)	—
Other comprehensive loss, net of tax	(3)	—	(2)	—
Comprehensive loss	$(18,015)	$(36,767)	$(37,736)	$(74,298)
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive loss	Treasury stock	Total
Balance, February 1, 2023	54,187,172	$542	$926,957	$(606,084)	$—	$(33,596)	$287,819
Net loss	—	—	—	(37,531)	—	—	(37,531)
Stock-based compensation	—	—	14,950	—	—	—	14,950
Exercise of stock options and vesting of restricted stock units	404,012	4	151	—	—	—	155
Issuance of stock for share-settled bonus awards	175,688	2	5,295	—	—	—	5,297
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	—	(7,079)	(7,079)
Balance, April 30, 2023	54,766,872	$548	$947,353	$(643,615)	$—	$(40,675)	$263,611
Net loss	—	—	—	(36,767)	—	—	(36,767)
Stock-based compensation	—	—	16,747	—	—	—	16,747
Exercise of stock options and vesting of restricted stock units	374,128	3	423	—	—	—	426
Issuance of stock for share-settled bonus awards	2,886	—	86	—	—	—	86
Issuance of common stock for employee stock purchase plan	70,123	$1	$1,837	$—	$—	$—	$1,838
Issuance of common stock as consideration in business combinations	150,786	$2	$4,674	$—	$—	$—	$4,676
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	$—	$—	$—	$—	$(3,597)	$(3,597)
Balance, July 31, 2023	55,364,795	$554	$971,120	$(680,382)	$—	$(44,272)	$247,020

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive loss	Treasury stock	Total
Balance, February 1, 2024	57,709,762	$577	$1,039,361	$(742,969)	$—	$(45,520)	$251,449
Net loss	—	—	—	(19,722)	—	—	(19,722)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	14,491	—	—	—	14,491
Exercise of stock options and vesting of restricted stock units	718,340	7	339	—	—	—	346
Issuance of stock for share-settled bonus awards	283,354	3	6,174	—	—	—	6,177
Balance, April 30, 2024	58,711,456	$587	$1,060,365	$(762,691)	$1	$(45,520)	$252,742
Net loss	—	—	—	(18,012)	—	—	(18,012)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	14,739	—	—	—	14,739
Exercise of stock options and vesting of restricted stock units	254,569	3	217	—	—	—	220
Issuance of stock for share-settled bonus awards	1,925	—	41	—	—	—	41
Issuance of stock for employee stock purchase plan	89,220	1	1,607	—	—	—	1,608
Balance, July 31, 2024	59,057,170	$591	$1,076,969	$(780,703)	$(2)	$(45,520)	$251,335
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Operating activities:
Net loss	$(18,012)	$(36,767)	$(37,734)	$(74,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,303	6,781	13,976	13,771
Stock-based compensation expense	16,448	18,648	33,288	35,786
Amortization of deferred financing costs and debt discount	51	84	112	169
Cost of Phreesia hardware purchased by customers	334	234	677	650
Deferred contract acquisition costs amortization	192	280	384	620
Non-cash operating lease expense	188	109	361	342
Deferred taxes	56	(75)	119	142
Changes in operating assets and liabilities:
Accounts receivable	4,976	(832)	3,583	(2,370)
Prepaid expenses and other assets	2,867	(383)	3,281	769
Deferred contract acquisition costs	(213)	—	(213)	—
Accounts payable	1,186	568	(1,750)	(2,415)
Accrued expenses and other liabilities	(1,392)	4,239	(2,547)	6,061
Lease liabilities	(201)	(405)	(420)	(652)
Deferred revenue	(2,722)	(1,812)	(2,777)	(1,565)
Net cash provided by (used in) operating activities	11,061	(9,331)	10,340	(22,990)
Investing activities:
Acquisitions, net of cash acquired	—	(3,873)	—	(3,873)
Capitalized internal-use software	(2,976)	(5,088)	(7,546)	(9,820)
Purchases of property and equipment	(4,427)	(755)	(5,303)	(2,102)
Net cash used in investing activities	(7,403)	(9,716)	(12,849)	(15,795)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	219	426	566	675
Treasury stock to satisfy tax withholdings on stock compensation awards	—	(3,775)	—	(10,725)
Proceeds from employee stock purchase plan	690	896	1,603	1,863
Finance lease payments	(1,995)	(1,983)	(3,275)	(3,427)
Constructive financing	—	1,688	—	1,688
Principal payments on financing agreements	(295)	(45)	(584)	(45)
Debt issuance costs and loan facility fee payments	—	(250)	(152)	(250)
Financing payments of acquisition-related liabilities	—	—	(1,364)	—
Net cash used in financing activities	(1,381)	(3,043)	(3,206)	(10,221)
Effect of exchange rate changes on cash and cash equivalents	(6)	—	(7)	—
Net increase (decrease) in cash and cash equivalents	2,271	(22,090)	(5,722)	(49,006)
Cash and cash equivalents – beginning of period	79,527	149,767	87,520	176,683
Cash and cash equivalents – end of period	$81,798	$127,677	$81,798	$127,677

Supplemental information of non-cash investing and financing information:
Right of use assets acquired in exchange for operating lease liabilities	$1,194	$—	$1,958	$—
Property and equipment acquisitions through finance leases	$333	$—	$6,862	$7,067
Purchase of property and equipment and capitalized software included in current liabilities	$1,517	$1,509	$1,517	$1,509
Capitalized stock-based compensation	$315	$377	$663	$714
Issuance of stock to settle liabilities for stock-based compensation	$1,649	$1,924	$7,826	$7,221
Issuance of stock as consideration in business combinations	$—	$4,676	$—	$4,676
Issuance of liabilities as consideration in business combinations	$—	$91	$—	$91
Capitalized software acquired through vendor financing	$—	$2,047	$—	$2,047
Cash paid for:
Interest	$381	$296	$864	$354
Income taxes	$417	$13	$2,010	$53
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
Management believes that the Company’s cash and cash equivalents at July 31, 2024, along with cash generated in the normal course of business and available borrowing capacity under its revolving credit facility with Capital One (the “Capital One Credit Facility”), are sufficient to fund its operations for at least the next 12 months.
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
(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of July 31, 2024 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended July 31, 2024 and 2023. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2024.

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
(a) Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other market-specific factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments. Although management believes its estimates and assumptions are reasonable under the circumstances at the time they are made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Actual results could differ from those estimates made under different assumptions or circumstances. The most significant assumptions and estimates relate to the allowance for doubtful accounts, capitalized internal-use software, the determination of the useful lives of property and equipment, the fair value of securities underlying stock-based compensation, the fair value of identifiable assets and liabilities and contingent consideration in business acquisitions, and the realization of deferred tax assets.
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
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three months ended July 31, 2024 and 2023. As of both July 31, 2024 and January 31, 2024, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.
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
(d) Foreign currency
The functional currency of the Company’s subsidiaries and branch in the U.S. and Canada is the US Dollar. The functional currency of the Company’s subsidiary in India is the Indian Rupee. For subsidiaries with functional currencies other than the US Dollar, the Company translates the functional currency financial statements into US Dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded as accumulated other comprehensive loss within stockholders’ equity in the Company’s consolidated balance sheets. Foreign currency transaction gains and losses to re-measure monetary assets and liabilities into each entity’s functional currency are included in Other (expense) income, net.
(e) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three and six months ended July 31, 2024, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
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
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of July 31, 2024 and January 31, 2024 are as follows:

	July 31, 2024	January 31, 2024
Payroll-related expenses and taxes	$11,664	$8,981
Stock-based compensation liability	4,393	5,890
Payment processing fees liability	5,517	6,008
Acquisition-related liabilities	997	1,888
Income and other tax liabilities	2,005	3,042
Information technology	4,971	5,927
Other	3,121	5,394
Total	$32,668	$37,130
(b) Other current liabilities and other long-term liabilities
Other current liabilities as of July 31, 2024 and January 31, 2024 were $7,515 and $5,875, respectively. Other long-term liabilities as of July 31, 2024 and January 31, 2024 were $76 and $2,857, respectively.
Other current liabilities and other long-term liabilities primarily represent deferred consideration liabilities payable to the former equity holders of ConnectOnCall.com, LLC (“ConnectOnCall”) which the Company acquired during the year ended January 31, 2024. Deferred consideration liabilities are payable through June 30, 2025. Accordingly, as of July 31, 2024, all deferred consideration liabilities are classified as other current liabilities.
(c) Property and equipment
Property and equipment as of July 31, 2024 and January 31, 2024 are as follows:

	Useful Life
	(years)	July 31, 2024	January 31, 2024
PhreesiaPads and Arrivals Kiosks	3	$20,858	$18,610
Computer equipment	3	70,250	62,888
Computer software	3 to 5	13,567	11,687
Hardware development	3	575	576
Total property and equipment		$105,250	$93,761
Less: accumulated depreciation		(84,295)	(76,859)
Property and equipment — net		$20,955	$16,902
Depreciation expense related to property and equipment amounted to $3,921 and $4,244 for the three months ended July 31, 2024 and 2023, respectively. Depreciation expense related to property and equipment amounted to $7,445 and $8,748 for the six months ended July 31, 2024 and 2023, respectively.
Property and equipment - net and related depreciation expense includes assets acquired under finance leases. Assets acquired under finance leases included in computer equipment were $42,112 and $35,250 as of July 31, 2024 and January 31, 2024, respectively. Accumulated amortization of assets under finance leases was $30,777 and $27,399 as of July 31, 2024 and January 31, 2024, respectively. See Note 10 - Leases for additional information regarding finance leases.
(d) Capitalized internal use software
For the three months ended July 31, 2024 and 2023, the Company capitalized $4,030 and $5,225, respectively, of costs related to the Company’s solutions. For the six months ended July 31, 2024 and 2023, the Company capitalized $8,418 and $10,371, respectively, of costs related to the Company’s solutions.
During the three months ended July 31, 2024 and 2023, amortization expense related to capitalized internal-use software was $2,511 and $2,173, respectively. During the six months ended July 31, 2024 and 2023, amortization expense related to capitalized internal-use software was $4,790 and $4,316, respectively.
(e) Intangible assets and goodwill
The following presents the details of intangible assets as of July 31, 2024 and January 31, 2024:

	Useful Life
	(years)	July 31, 2024	January 31, 2024
Acquired technology	5 to 7	$9,310	$9,310
Customer relationship	7 to 15	17,940	17,940
License	15	6,200	6,200
Trademarks	15	3,100	3,100
Total intangible assets, gross carrying value		$36,550	$36,550
Less: accumulated amortization		(6,666)	(4,925)
Net carrying value		$29,884	$31,625
The weighted average remaining useful life for acquired technology in years was 5.5 and 6.0 as of July 31, 2024 and January 31, 2024, respectively. The remaining useful life for customer relationships in years was 12.0 and 12.4 as of July 31, 2024 and January 31, 2024, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 12.4 and 12.8 as of July 31, 2024 and January 31, 2024, respectively. The remaining useful life for the trademarks in years was 14.0 and 14.5 as of July 31, 2024 and January 31, 2024, respectively.

Amortization expense associated with intangible assets for the three months ended July 31, 2024 and 2023, was $871 and $364, respectively. Amortization expense associated with intangible assets for the six months ended July 31, 2024 and 2023, was $1,741 and $707, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of July 31, 2024:

July 31, 2024
2025 (Remaining six months)	$1,742
Fiscal Years Ending January 31,
2026	3,450
2027	3,157
2028	3,157
2029 - thereafter	18,378
Total	$29,884
There were no changes to the Company's goodwill balance during the six months ended July 31, 2024. The Company did not record any impairments of goodwill during the three and six months ended July 31, 2024 or 2023.
(f) Accounts receivable
Accounts receivable as of July 31, 2024 and January 31, 2024 are as follows:

	July 31, 2024	January 31, 2024
Billed	$54,303	$62,880
Unbilled	8,336	3,375
Total accounts receivable, gross	$62,639	$66,255
Less: accounts receivable allowances	(1,365)	(1,392)
Total accounts receivable	$61,274	$64,863
Activity in the Company's allowance for doubtful accounts was as follows for the six months ended July 31, 2024:

July 31, 2024
Balance, January 31, 2024	$1,392
Bad debt expense	120
Write-offs and adjustments	(147)
Balance, July 31, 2024	$1,365
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
(g) Prepaid and other current assets
Prepaid and other current assets as of July 31, 2024 and January 31, 2024 are as follows:

	July 31, 2024	January 31, 2024
Prepaid software and business systems	$5,304	$4,922
Prepaid data center expenses	3,400	3,872
Prepaid insurance	266	1,257
Other prepaid expenses and other current assets	2,725	4,410
Total prepaid and other current assets	$11,695	$14,461
(h) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532 as of July 31, 2024 and January 31, 2024, respectively. Accumulated amortization of capitalized implementation costs for these arrangements were $1,225 and $1,021 as of July 31, 2024 and January 31, 2024, respectively.
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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $2,324 and $2,603 for the three months ended July 31, 2024 and 2023, respectively. The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $4,712 and $5,265 for the six months ended July 31, 2024 and 2023, respectively.
Contract balances
The following table represents a roll-forward of contract assets:

Balance, January 31, 2024	$3,375
Amount transferred to receivables from beginning balance of contract assets	(3,375)
Contract asset additions, net of reclassification to receivables	8,336
Balance, July 31, 2024	$8,336

The following table represents a roll-forward of deferred revenue:

Balance, January 31, 2024	$24,210
Revenue recognized that was included in deferred revenue at the beginning of the period	(20,101)
Other current period activity in deferred revenue	17,324
Balance, July 31, 2024	$21,433
Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $192 and $280 for the three months ended July 31, 2024 and 2023, respectively. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $384 and $620 for the six months ended July 31, 2024 and 2023, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Balance, January 31, 2024	$1,754
Additions to deferred contract acquisition costs	213
Amortization of deferred contract acquisition costs	(384)
Balance, July 31, 2024	$1,583

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$841
Deferred contract acquisition costs, non-current	742
Total deferred contract acquisition costs	$1,583
6. Finance leases and other debt
As of July 31, 2024 and January 31, 2024, the Company had the following outstanding finance lease liabilities and other debt:

	July 31, 2024	January 31, 2024
Finance leases	$11,858	$8,309
Financing arrangements	2,539	3,124
Accrued interest and payments	61	23
Total finance lease liabilities and other debt	$14,458	$11,456
Less: current portion of finance lease liabilities and other debt	(7,161)	(6,056)
Long-term finance lease liabilities and other debt	$7,297	$5,400
(a) Finance leases
See Note 10 - Leases for more information regarding finance leases.
(b) Financing agreements
On June 8, 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software and service licenses. As of July 31, 2024, there was $2,539 in outstanding principal and interest due under the financing agreement. The financing agreement requires the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement is 10.5% per annum.
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
On December 4, 2023, the Company terminated the Third SVB Facility.
(d) Capital One Credit Agreement
On December 4, 2023, the Company entered into a Credit Agreement (the "Credit Agreement") for a new 5-year $50,000 senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5,000 and a letter of credit sub-limit of at least $5,000. The Capital One Credit Facility was entered into with Capital One, N.A., acting as administrative agent and replaced our previous senior secured revolving credit facility with SVB. The Capital One Credit Facility gives the Company additional financial flexibility, through the facility’s five year term. The facility is available to the Company for working capital and general corporate purposes. The Capital One Credit Facility bears interest at a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate as specified in the Credit Agreement. As of July 31, 2024, the interest rate on the Capital One Credit Facility was 8.4%. In addition to principal and interest due under the Capital One Credit Facility, the Company is required to pay an annual fee equal to 0.25% of the unused balance of the facility. Additionally, the Company incurred creditor and third party fees of $778 upon entering into the Capital One Credit Facility. The Company recorded the fees to deferred financing costs, included within other assets on its consolidated balance sheets, and will amortize the costs over the term of the Capital One Credit Facility.
The obligations under the Capital One Credit Facility are secured by a first priority security interest in substantially all of the tangible and intangible assets at certain of the Company's U.S. subsidiaries, and by pledges of the equity of certain of the Company's U.S. subsidiaries, in each case subject to customary exclusions.
The Capital One Credit Facility includes financial covenants including, but not limited to requiring the Company to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio a restriction on the amount of dividends and limiting the amount of cash and cash equivalents the Company holds outside Capital One, each as defined in the Credit Agreement. The Company was in compliance with all covenants related to the Credit Agreement as of July 31, 2024.
Maturities of finance leases and other debt, in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
2025 (Remaining six months)	$4,006	$3,455	$551
Fiscal year ending January 31:
2026	6,456	5,126	1,330
2027	3,580	2,861	719
2028	416	416	—
2029	—	—	—
Total maturities of finance leases and other debt	$14,458	$11,858	$2,600
The following table presents the components of interest income, net:

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Interest expense (1)	$(608)	$(420)	$(1,161)	$(713)
Interest income	654	1,206	1,446	2,217
Interest income, net	$46	$786	$285	$1,504
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
(c) Accumulated other comprehensive loss
Activity in accumulated other comprehensive loss was as follows for the six months ended July 31, 2024:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance as of January 31, 2024	$—	$—
Other comprehensive loss	(2)	(2)
Balance as of July 31, 2024	$(2)	$(2)
There was no balance or activity in accumulated other comprehensive loss prior to January 31, 2024. The amounts set forth in the table above are presented net of tax. There were no amounts reclassified from accumulated other comprehensive loss into net loss during the six months ended July 31, 2024.
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the six months ended July 31, 2024 were made pursuant to the 2019 plan, respectively.
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
In July 2023, the Board of Directors also adopted the Company’s 2023 Inducement Award Plan (the “Inducement Plan”). The Inducement Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") or its delegates to make equity-based incentive awards including stock options, RSUs and PSUs to employees of acquired companies to induce them to join the Company. The total shares of common stock initially reserved under the Inducement Plan was 500,000 shares.
As of July 31, 2024, there are 6,269,312 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase which occurs on February 1 of each fiscal year, as well as an additional 338,064 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of July 31, 2024, there were 16,210 outstanding restricted stock units and 483,790 shares available for future grant under the Inducement Plan.
(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
RSUs	$10,960	$13,703	$22,283	$26,602
PSUs	3,483	2,751	6,287	4,395
Liability awards	2,024	2,278	4,721	4,803
ESPP	294	286	658	655
Stock options	2	7	2	45
Total stock-based compensation	$16,763	$19,025	$33,951	$36,500
The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Stock-based compensation expense recorded to additional paid-in capital	$14,739	$16,747	$29,230	$31,697
Stock-based compensation expense recorded to accrued expenses	2,024	2,278	4,721	4,803
Total stock-based compensation	$16,763	$19,025	$33,951	$36,500
Less: stock-based compensation expense capitalized as internal-use software	(315)	(377)	(663)	(714)
Stock-based compensation expense per consolidated statements of operations	$16,448	$18,648	$33,288	$35,786
The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense. During the six months ended July 31, 2024, the Company reduced stock compensation expense by $1,203, for improbable-to-probable modifications of stock compensation awards.
(c) Restricted stock units
The Company has issued restricted stock units to employees and independent directors that vest based on a time-based condition. RSUs granted to employees vest over four years based on a variety of vesting schedules, including quarterly, annually, and 10/20/30/40 (10% after one year, 20% after two years, 30% after three years and 40% after four years). RSUs granted during fiscal 2024 generally vest annually, and RSUs granted during fiscal 2025 generally vest following a 10/20/30/40 vesting schedule.
Additionally, at the beginning of each fiscal year, the Company provides eligible employees the option to settle their incentive bonus in immediately vested RSUs. During the six months ended July 31, 2024, the Company issued 285,279 immediately vested RSUs to settle full-year fiscal 2024 share-settled bonus awards. The RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share-settled bonus awards.

Restricted stock units
Unvested, January 31, 2024	3,800,210
Granted in six months ended July 31, 2024(1)	1,034,258
Vested	(1,156,560)
Forfeited and expired	(170,430)
Unvested, July 31, 2024	3,507,478
(1) Includes 16,210 awards granted pursuant to the 2023 Inducement Award Plan.
As of July 31, 2024, there is $87,209 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.50 years.
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
Stock option activity for the six months ended July 31, 2024 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2024	1,123,438	$6.89
Granted in six months ended July 31, 2024	—	$—
Exercised	(118,153)	$4.79
Forfeited and expired	(3,534)	$20.67
Outstanding and expected to vest — July 31, 2024	1,001,751	$7.09	4.05	$17,902
Exercisable — July 31, 2024	1,001,751	$7.09	4.05	$17,902
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended July 31, 2024 and 2023 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $2,165 and $4,214, respectively.
As of July 31, 2024 and January 31, 2024, all compensation cost related to stock options issued to employees has been recorded and there is no unrecognized compensation cost remaining related to stock options issued to employees.
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
Market-based PSU activity for the six months ended July 31, 2024 are as follows:

Performance stock units
Outstanding, January 31, 2024	1,040,219
Granted in six months ended July 31, 2024	—
Vested	—
Forfeited and expired	(14,248)
Outstanding, July 31, 2024	1,025,971
As of July 31, 2024, unrecognized compensation cost for the PSUs was $22,802, to be recognized over a weighted average remaining vesting period of 2.2 years, subject to the participants' continued employment with the Company.
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
During the three and six months ended July 31, 2024, the Company issued 89,220 shares of common stock under the ESPP. In connection with these issuances, the Company recorded increases of $1,608 to common stock and additional paid-in capital within stockholders' equity. As of July 31, 2024, unrecognized compensation cost related to the ESPP was $399, to be recognized over the next five months.
(g) Liability awards
At the beginning of each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the cash bonuses. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. The Company’s share-settled bonus awards are settled semiannually. During the six months ended July 31, 2024, the Company settled $6,218 of share-settled bonus awards by issuing 285,279 immediately vested RSUs. See (c) Restricted Stock Units above for additional discussion regarding RSUs.

9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of July 31, 2024 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2024
Money market mutual funds	$68,165	$—	$—	$68,165
Total assets	$68,165	$—	$—	$68,165
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
The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of July 31, 2024, the carrying value of the Company's debt and deferred consideration liabilities approximate fair value because the interest rates approximate market rates and the related maturities are relatively short-term.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the six months ended July 31, 2024 and 2023.
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
As of July 31, 2024, for operating leases, the weighted-average remaining lease term is 2.1 years and the weighted-average discount rate is 7.9%. As of July 31, 2024, for finance leases, the weighted-average remaining lease term is 2.1 years, and the weighted-average discount rate is 7.6%.
The components of lease expense for the six months ended July 31, 2024 were as follows:

July 31, 2024
Operating leases:
Operating lease cost	$439
Variable lease cost	—
Total operating lease cost	$439
Finance leases:
Amortization of right-of-use assets	$3,378
Interest on lease liabilities	409
Total finance lease cost	$3,787
Amortization of right-of-use assets for finance leases is included within depreciation expense on the Company's consolidated statements of operations.
The following represents a schedule of maturing lease commitments for operating and finance leases as of July 31, 2024:

	July 31, 2024
	Operating	Finance
Maturity of lease liabilities
2025 (remaining six months)	$568	$3,761
Fiscal year ending January 31,
2026	1,053	5,580
2027	583	3,114
2028	34	453
Thereafter	—	—
Total future minimum lease payments	$2,238	$12,908
Less: interest	(174)	(1,050)
Present value of lease liabilities	$2,064	$11,858
As of July 31, 2024, the Company has signed a finance lease for computer equipment which does not commence until October 2024. Total undiscounted payments through the fiscal year ended January 31, 2028 related to the lease are $7,408 and are excluded from the table above but are included in the Company's other contractual commitments. See Note 11 - Commitments and contingencies for additional information regarding other contractual commitments.
Other supplemental cash flow information for the six months ended July 31, 2024 was as follows:

July 31, 2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$498
Operating cash used for finance leases	409
Financing cash used for finance leases	3,275

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$1,958
Finance	6,862
Total	$8,820
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
During the three and six months ended July 31, 2024, the Company recognized $2,324 and $4,712, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of July 31, 2024, except for those with terms of one year or less.
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
As of July 31, 2024, the Company has signed a finance lease for computer equipment which is not expected to commence until the fiscal quarter ended October 31, 2024. Total undiscounted payments through the fiscal year ended January 31, 2028 related to the lease are $7,408 and are included in our other contractual purchase commitments.
As of July 31, 2024, the Company has signed two non-cancelable purchase commitments to support its technology infrastructure which are not expected to commence until the fiscal quarter ended October 31, 2024. Total undiscounted payments for the agreements through the fiscal year ended January 31, 2028 related to the agreements are $9,594 and are included in our other contractual purchase commitments.
During fiscal 2024, the Company signed a finance lease which commenced during the six months ended July 31, 2024. Total undiscounted payments through the fiscal year ended January 31, 2028 related to the lease of $7,413 were included in other contractual commitments as of January 31, 2024 and were added at present value to finance lease liabilities during the six months ended July 31, 2024.
During the six months ended July 31, 2024, there were no other significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024.
12. Income taxes
For the three and six months ended July 31, 2024, the Company recorded a tax provision of $750 and $1,260, respectively, compared to a tax provision of $648 and $954, respectively, for the corresponding periods in the prior year. The Company's provision for income taxes was 3.5% and 1.3% of loss before income taxes for the six months ended July 31, 2024 and 2023, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets, and due to foreign income tax expense related to its Canadian branch and its subsidiary in India.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for its U.S. deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both July 31, 2024 and January 31, 2024.

13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended July 31,		Six months ended July 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(18,012)	$(36,767)	$(37,734)	$(74,298)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	57,502,959	53,794,060	57,089,232	53,574,584
Net loss per share attributable to common stockholders	$(0.31)	$(0.68)	$(0.66)	$(1.39)
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

	As of July 31,
	2024	2023
Stock options to purchase common stock, restricted stock and performance stock awards	6,795,068	7,167,904
Employee stock purchase plan	82,784	72,501
Total	6,877,852	7,240,405
14. Related party transactions
For the three months ended July 31, 2024 and 2023, the Company recognized revenue totaling $343 and $261, respectively, for advertisements placed by a pharmaceutical company. For the six months ended July 31, 2024 and 2023, the Company recognized revenue totaling $671 and $549, respectively, for advertisements placed by a pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of July 31, 2024 and January 31, 2024, accounts receivable from the pharmaceutical company totaled approximately $116 and $416, respectively.
For the six months ended July 31, 2023, the Company recognized general and administrative expenses totaling $118 for software agreements with a software company. One of the Company's independent members of its board of directors served as the chief executive officer and on the board of directors for this software company until May 2023. This Company is no longer considered a related party subsequent to May 2023. The expense amounts presented above include amounts incurred while the entity was a related party.
One of the Company's independent members of its board of directors has served as the chief financial officer of a software company since April 2022. The Company recognized de minimis expenses during both the three and six months ended July 31, 2024 and 2023 under software agreements with this software company.
15. Acquisitions
Acquisition of MediFind
On June 30, 2023, the Company entered into an agreement to acquire 100% of the outstanding equity of MediFind for aggregate consideration payable of $8,871 (the "MediFind Acquisition"). A portion of the consideration was paid in cash at closing (subject to a customary working capital adjustment) with the remainder of the consideration settled through the issuance of 150,786 shares of the Company's common stock to certain stockholders of

MediFind. MediFind is a consumer-facing healthcare product that helps patients - especially those with serious, chronic and rare diseases - find better care faster. The MediFind Acquisition was accounted for as a business combination. The Company acquired MediFind to reinforce its commitment to patient-centered care and expand its offerings to consumers.
The following table summarizes the purchase price consideration based on the estimated acquisition-date fair value of the acquisition consideration:

Cash consideration paid to sellers	$4,104
Equity consideration paid to sellers	4,676
Liabilities incurred to sellers	91
Total fair value of acquisition consideration	$8,871

The following table summarizes the calculation of cash paid for the MediFind Acquisition, net of cash acquired per the Company's consolidated statement of cash flows for the three and six months ended July 31, 2023:

Cash consideration	$4,104
Less: Cash acquired	(231)
Cash paid for MediFind Acquisition net of cash acquired per statement of cash flows	$3,873
The purchase price was allocated to the tangible assets acquired, the identifiable intangible assets acquired and the liabilities assumed based on their acquisition-date estimated fair values or other measurement bases specified by ASC 805 - Business Combinations.
The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

Cash	$231
Accounts receivable	149
Other current assets	722
Identified intangible assets acquired	2,300
Goodwill	6,821
Total assets acquired	10,223
Accounts payable	(121)
Accrued liabilities	(816)
Deferred revenue	(292)
Deferred income tax liabilities	(123)
Total purchase price	$8,871
The components of intangible assets acquired were as follows:

	Estimated Useful Life (in Years)	Fair Value
Technology	7	$1,200
Trademark	15	700
Customer relationships	10	400
Total identifiable intangible assets acquired		$2,300
The weighted average amortization period for acquired intangible assets as of the date of the acquisition is 10 years.
The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of MediFind. The fair value of the acquired technology and trademark assets of MediFind were estimated using the relief from royalty method. The fair value of customer relationships was estimated using a multi-period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each asset.
The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method. The amortization of intangible assets is not expected to be deductible for income tax purposes.
The goodwill recognized in the MediFind Acquisition is primarily attributable to expected synergies of the combined businesses driven by integrating the technology into our solutions and engaging with patients and providers, as well as the acquisition of an assembled workforce. The goodwill is not expected to be deductible for tax purposes.
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
Financial Highlights
•Total revenue increased 19% to $102.1 million in the three months ended July 31, 2024, as compared with $85.8 million in the three months ended July 31, 2023.
•Total revenue increased 20% to $203.3 million in the six months ended July 31, 2024, as compared with $169.7 million in the six months ended July 31, 2023.
•Net loss was $18.0 million in the three months ended July 31, 2024, as compared to a net loss of $36.8 million in the three months ended July 31, 2023.
•Net loss was $37.7 million in the six months ended July 31, 2024, as compared to a net loss of $74.3 million in the six months ended July 31, 2023.
•Adjusted EBITDA was $6.5 million in the three months ended July 31, 2024, as compared to negative $11.5 million in the three months ended July 31, 2023.
•Adjusted EBITDA was $10.6 million in the six months ended July 31, 2024, as compared to negative $25.3 million in the six months ended July 31, 2023.
•Net cash provided by operating activities was $11.1 million for the three months ended July 31, 2024, as compared to net cash used in operating activities of $9.3 million for the three months ended July 31, 2023.
•Net cash provided by operating activities was $10.3 million for the six months ended July 31, 2024, as compared to net cash used in operating activities of $23.0 million for the six months ended July 31, 2023.
•Free cash flow was $3.7 million for the three months ended July 31, 2024, as compared to negative $15.2 million for the three months ended July 31, 2023.
•Free cash flow was negative $2.5 million for the six months ended July 31, 2024, as compared to negative $34.9 million for the six months ended July 31, 2023.
•Cash and cash equivalents as of July 31, 2024 was $81.8 million, a decrease of $5.7 million compared to January 31, 2024.
For a reconciliation of Adjusted EBITDA to net loss and a reconciliation of free cash flow to net cash provided by (used in) operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”
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
The cyberattack on Change Healthcare and subsequent outage accelerated the wind-down of our relationship because Change Healthcare did not bring the online portal used by our client back online. As a result, our patient payment volume declined, reducing our payment processing revenue by approximately $2.0 million in the fiscal second quarter of 2025.
While the accelerated wind-down of the clearinghouse relationship negatively impacted payment processing revenue, which increased by 7% over the second quarter of fiscal 2024, the accelerated wind-down did not materially impact our total revenue, which increased by 19% over the second quarter of fiscal 2024, our net cash provided by (used in) operating activities, which improved by $20.4 million over the second quarter of fiscal 2024, or our overall results of operations.
Since the incident, CHC and their parent company, UnitedHealth Group, have communicated to us that they have been working diligently to determine whether any data sent to CHC by Phreesia on behalf of our clients was impacted as a part of this security incident.
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
On July 9, 2024 and August 15, 2024, we restored certain portions of the ConnectOnCall service. The remainder of the ConnectOnCall service remains offline, and we are working diligently to restore the remainder of the service.
Additionally, as of this time, this service disruption incident has not had a material impact on our overall business operations, nor do we believe the incident is likely to have a material impact, based on our investigation to date.
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

	Three months ended July 31,		Six months ended July 31,
Unaudited	2024	2023	2024	2023
Key Metrics:
Average number of healthcare services clients ("AHSCs")	4,169	3,445	4,117	3,377
Healthcare services revenue per AHSC	$17,729	$18,268	$35,879	$37,036
Total revenue per AHSC	$24,494	$24,914	$49,388	$50,244
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
•Healthcare services revenue per AHSC. We define Healthcare services revenue as the sum of subscription and related services revenue and payment processing revenue. We define Healthcare services revenue per AHSC as healthcare services revenue in a given period divided by AHSCs during that same period. We are focused on continually delivering value to our healthcare services clients and believe that our ability to increase healthcare services revenue per AHSC is an indicator of the long-term value of our solutions. Healthcare services revenue per AHSC was $17,729 in the three months ended July 31, 2024 compared to $18,268 in the same period in the prior year, a decrease of 3%. The decline was primarily driven by AHSC growth significantly outpacing growth in payment processing volume and payment processing revenue.
•Total revenue per AHSC. We define Total revenue per AHSC as Total revenue in a given period divided by AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment processing revenue. Additionally, our relationships with healthcare services clients who subscribe to our technology give us the opportunity to engage with life sciences companies, health plans and other payer organizations, patient advocacy, public interest and other not-for-profit organizations who deliver direct communication to patients through our solutions. As a result, we believe that our ability to increase Total revenue per AHSC is an indicator of the long-term value of our solutions. Total revenue per AHSC was $24,494 in the three months ended July 31, 2024 as compared to $24,914 in the same period in the prior year, a decrease of 2%. The decrease was driven primarily by healthcare services clients growth outpacing payment processing revenue growth.
Additional Information

	Three months ended July 31,		Six months ended July 31,
Unaudited	2024	2023	2024	2023
Patient payment volume (in millions)	$1,093	$989	$2,259	$2,005
Payment facilitator volume percentage	81%	82%	81%	82%
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
Cost of revenue (excluding depreciation and amortization)
Our cost of revenue (excluding depreciation and amortization) primarily consists of labor costs, including salaries, stock-based compensation, benefits and bonuses for implementation and technical support, as well as outside services costs. Cost of revenue (excluding depreciation and amortization) also includes infrastructure costs to operate our solutions such as hosting fees and fees paid to various third-party providers for access to their technology, as well as costs to verify insurance eligibility and benefits.
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
Sales and marketing
Sales and marketing expense consists primarily of labor costs, including salaries, stock-based compensation, benefits, bonuses and commission costs for our sales and marketing personnel, as well as outside services costs. Sales and marketing expense also includes costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party partners for sales and lead generation. Advertising is expensed as incurred.
Research and development
Research and development expense consists of costs to develop our products and services that do not meet the criteria for capitalization as internal-use software. These costs consist primarily of labor costs, including salaries, stock-based compensation and benefits for our development personnel, as well as outside services costs. Research and development expense also includes third-party partner fees and third-party consulting fees.
General and administrative
General and administrative expense consists primarily of labor costs, including salaries, stock-based compensation and benefits for our executive, finance, legal, security, human resources, information technology and other administrative personnel, as well as outside services costs. General and administrative expense also includes software costs to support our finance, legal and human resources operations, insurance costs as well as fees to third-party providers for accounting, legal and consulting services, costs for various non-income-based taxes and software costs.
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
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that substantially all of our U.S. deferred tax assets as of July 31, 2024 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance. Provision for income taxes also includes U.S. state and local income taxes and foreign income taxes. We record unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjust these balances when our judgement changes as a result of the evaluation of new information previously not available.

Comparison of results of operations for the three and six months ended July 31, 2024 and 2023
(Unaudited)
Revenue

	Three months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Subscription and related services	$48,612	$39,301	$9,311	24%
Payment processing fees	25,300	23,631	1,669	7%
Network solutions	28,203	22,898	5,305	23%
Total revenue	$102,115	$85,830	$16,285	19%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $9.3 million to $48.6 million for the three months ended July 31, 2024, as compared to $39.3 million for the three months ended July 31, 2023, primarily due to the new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through our solutions increased $1.7 million to $25.3 million for the three months ended July 31, 2024, as compared to $23.6 million for the three months ended July 31, 2023, due to the addition of more healthcare services clients, which drove increases in patient visits and patient payments processed through our platform. Payment processing fees for the three months ended July 31, 2024 were reduced by approximately $2.0 million related to the accelerated wind-down of a relationship with a clearinghouse client, which occurred in connection with the Change Healthcare cybersecurity incident. See Change Healthcare Cybersecurity Incident section above for additional information regarding the wind-down of this clearinghouse client relationship.
•Network solutions. Our revenue from life science and payer clients increased $5.3 million to $28.2 million for the three months ended July 31, 2024, as compared to $22.9 million for the three months ended July 31, 2023, due to an increase engagement, education programs and deeper patient outreach among the existing programs.

	Six months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Subscription and related services	$95,354	$77,188	$18,166	24%
Payment processing fees	52,360	47,884	4,476	9%
Network solutions	55,618	44,603	11,015	25%
Total revenue	$203,332	$169,675	$33,657	20%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $18.2 million to $95.4 million for the six months ended July 31, 2024, as compared to $77.2 million for the six months ended July 31, 2023, primarily due to the new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through our solutions increased $4.5 million to $52.4 million for the six months ended July 31, 2024, as compared to $47.9 million for the six months ended July 31, 2023, due to the addition of more healthcare services clients, which drove increases in patient visits and patient payments processed through our platform. Payment processing fees for the six months ended July 31, 2024 were reduced by approximately $3.7 million related to the accelerated wind-down of a relationship with a clearinghouse client, which occurred in connection with the Change Healthcare cybersecurity incident. See Change Healthcare Cybersecurity Incident section above for additional information regarding the wind-down of this clearinghouse client relationship.
•Network solutions. Our revenue from life science and payer clients increased $11.0 million to $55.6 million for the six months ended July 31, 2024, as compared to $44.6 million for the six months ended July 31, 2023, due to an increase engagement, education programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$16,143	$14,449	$1,694	12%
Cost of revenue (excluding depreciation and amortization) increased $1.7 million to $16.1 million for the three months ended July 31, 2024, as compared to $14.4 million for the three months ended July 31, 2023. The increase resulted primarily from a $1.7 million increase in third-party costs driven by growth in revenue, partially offset by a $0.1 million decrease in labor costs.
Stock compensation incurred related to cost of revenue was $1.2 million for both the three months ended July 31, 2024 and 2023.

	Six months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$31,866	$29,356	$2,510	9%
Cost of revenue (excluding depreciation and amortization) increased $2.5 million to $31.9 million for the six months ended July 31, 2024, as compared to $29.4 million for the six months ended July 31, 2023. The increase resulted primarily from a $2.3 million increase in third-party costs driven by growth in revenue, as well as a $0.3 million increase labor costs primarily driven by higher employee stock compensation costs.
Stock compensation incurred related to cost of revenue was $2.5 million and $2.2 million for the six months ended July 31, 2024 and 2023, respectively.
Payment processing expense

	Three months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Payment processing expense	$16,668	$15,852	$816	5%
Payment processing expense increased $0.8 million to $16.7 million for the three months ended July 31, 2024, as compared to $15.9 million for the three months ended July 31, 2023. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year.
Payment processing expense for the three months ended July 31, 2024 was reduced by the accelerated wind-down of a relationship with a clearinghouse client, which occurred in connection with the Change Healthcare cybersecurity incident. See Change Healthcare Cybersecurity Incident section above for additional information regarding the wind-down of this clearinghouse client relationship.

	Six months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Payment processing expense	$34,965	$31,942	$3,023	9%
Payment processing expense increased $3.0 million to $35.0 million for the six months ended July 31, 2024, as compared to $31.9 million for the six months ended July 31, 2023. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year.
Payment processing expense for the six months ended July 31, 2024 was reduced by the accelerated wind-down of a relationship with a clearinghouse client, which occurred in connection with the Change Healthcare cybersecurity incident. See Change Healthcare Cybersecurity Incident section above for additional information regarding the wind-down of this clearinghouse client relationship.
Sales and marketing

	Three months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$30,184	$37,244	$(7,060)	(19)%
Sales and marketing expense decreased $7.1 million to $30.2 million for the three months ended July 31, 2024, as compared to $37.2 million for the three months ended July 31, 2023. The decrease was primarily attributable to a $6.2 million decrease in labor costs including a $1.8 million decrease in employee stock compensation costs.
Stock compensation incurred related to sales and marketing expense was $5.3 million and $7.1 million for the three months ended July 31, 2024 and 2023, respectively.

	Six months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$62,195	$74,657	$(12,462)	(17)%
Sales and marketing expense decreased $12.5 million to $62.2 million for the six months ended July 31, 2024, as compared to $74.7 million for the six months ended July 31, 2023. The decrease was primarily attributable to a $10.5 million decrease in labor costs and a $2.0 million decrease in other third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $11.1 million and $13.5 million for the six months ended July 31, 2024 and 2023, respectively.
Research and development

	Three months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Research and development	$29,542	$27,471	$2,071	8%
Research and development expense increased $2.1 million to $29.5 million for the three months ended July 31, 2024, as compared to $27.5 million for the three months ended July 31, 2023. The increase resulted primarily from a $1.0 million increase in labor costs as well as a $1.0 million increase in software costs.
Stock compensation incurred related to research and development expense was $3.6 million and $4.6 million for the three months ended July 31, 2024 and 2023, respectively.

	Six months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Research and development	$58,423	$53,940	$4,483	8%
Research and development expense increased $4.5 million to $58.4 million for the six months ended July 31, 2024, as compared to $53.9 million for the six months ended July 31, 2023. The increase resulted primarily from a $1.9 million increase in labor costs as well as a $1.9 million increase in software costs.
Stock compensation incurred related to research and development expense was $7.3 million and $8.4 million for the six months ended July 31, 2024 and 2023, respectively.
General and administrative

	Three months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
General and administrative	$19,497	$20,988	$(1,491)	(7)%

General and administrative expense decreased $1.5 million to $19.5 million for the three months ended July 31, 2024, as compared to $21.0 million for the three months ended July 31, 2023. The decrease was primarily related to a $2.2 million decrease in third-party costs associated with prior-year acquisitions as well as a $0.8 million decrease in other third-party general and administrative costs, partially offset by a $1.5 million increase in labor costs.
Stock compensation incurred related to general and administrative expense was $6.3 million and $5.7 million for the three months ended July 31, 2024 and 2023, respectively.

	Six months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
General and administrative	$38,549	$40,865	$(2,316)	(6)%
General and administrative expense decreased $2.3 million to $38.5 million for the six months ended July 31, 2024, as compared to $40.9 million for the six months ended July 31, 2023. The decrease was primarily related to a $3.2 million decrease in third-party costs associated with prior-year acquisitions, as well as a $0.5 million decrease in other third-party general and administrative expenses, partially offset by a $1.4 million increase in labor costs.
Stock compensation incurred related to general and administrative expense was $12.5 million and $11.6 million for the six months ended July 31, 2024 and 2023, respectively.
Depreciation

	Three months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Depreciation	$3,921	$4,244	$(323)	(8)%
Depreciation expense decreased $0.3 million to $3.9 million for the three months ended July 31, 2024, as compared to $4.2 million for the three months ended July 31, 2023. The decrease was primarily attributable to lower computer equipment depreciation.

	Six months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Depreciation	$7,445	$8,748	$(1,303)	(15)%
Depreciation expense decreased $1.3 million to $7.4 million for the six months ended July 31, 2024, as compared to $8.7 million for the six months ended July 31, 2023. The decrease was primarily attributable to lower computer equipment depreciation.
Amortization

	Three months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Amortization	$3,382	$2,537	$845	33%
Amortization expense increased $0.8 million to $3.4 million for the three months ended July 31, 2024 as compared to $2.5 million for the three months ended July 31, 2023. The increase was primarily driven by amortization of intangible assets acquired during fiscal 2024 as well as higher amortization of capitalized internal-use software development costs.

	Six months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Amortization	$6,531	$5,023	$1,508	30%
Amortization expense increased $1.5 million to $6.5 million for the six months ended July 31, 2024 as compared to $5.0 million for the six months ended July 31, 2023. The increase was primarily driven by amortization of intangible assets acquired during fiscal 2024 as well as higher amortization of capitalized internal-use software development costs.
Other (expense) income, net

	Three months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Other (expense) income, net	$(86)	$50	$(136)	(272)%
Other (expense) income, net was expense of $0.1 million for the three months ended July 31, 2024 as compared to income of less than $0.1 million for the three months ended July 31, 2023. Other (expense) income, net is comprised primarily of foreign exchange losses and gains.

	Six months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Other (expense) income, net	$(117)	$8	$(125)	(1563)%
Other (expense) income, net was expense of $0.1 million for the six months ended July 31, 2024 as compared to income of less than $0.1 million for the six months ended July 31, 2023. Other (expense) income, net is comprised primarily of foreign exchange losses and gains.
Interest income, net

	Three months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest income, net	$46	$786	$(740)	(94)%
Interest income, net was less than $0.1 million for the three months ended July 31, 2024, as compared to $0.8 million for the three months ended July 31, 2023. The decrease is primarily attributable to lower interest income earned from our cash and cash equivalent balances, as well as higher interest expense on our finance leases and other financing obligations.

	Six months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest income, net	$285	$1,504	$(1,219)	(81)%
Interest income, net was $0.3 million for the six months ended July 31, 2024, as compared to $1.5 million for the six months ended July 31, 2023. The decrease is primarily attributable to lower interest income earned from our cash and cash equivalent balances, as well as higher interest expense on our finance leases and other financing obligations.
Provision for income taxes

	Three months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Provision for income taxes	$(750)	$(648)	$(102)	16%
Provision for income taxes increased by $0.1 million to $0.8 million for the three months ended July 31, 2024 compared to $0.6 million for the three months ended July 31, 2023. The increase in provision for income taxes relates primarily to an increase in Canadian and Indian income tax expense.

	Six months ended July 31,
($ in thousands)	2024	2023	$ Change	% Change
Provision for income taxes	$(1,260)	$(954)	$(306)	32%

Provision for income taxes increased by $0.3 million to $1.3 million for the six months ended July 31, 2024 compared to $1.0 million for the six months ended July 31, 2023. The increase in provision for income taxes relates primarily to an increase in Canadian and Indian income tax expense.
Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss before interest income, net, provision for income taxes, depreciation and amortization, and before stock-based compensation expense and other expense (income), net.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2024	2023	2024	2023
Net loss	$(18,012)	$(36,767)	$(37,734)	$(74,298)
Interest income, net	(46)	(786)	(285)	(1,504)
Provision for income taxes	750	648	1,260	954
Depreciation and amortization	7,303	6,781	13,976	13,771
Stock-based compensation expense	16,448	18,648	33,288	35,786
Other expense (income), net	86	(50)	117	(8)
Adjusted EBITDA	$6,529	$(11,526)	$10,622	$(25,299)
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
The following table presents a reconciliation of free cash flow from net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$11,061	$(9,331)	$10,340	$(22,990)
Less:
Capitalized internal-use software	(2,976)	(5,088)	(7,546)	(9,820)
Purchases of property and equipment	(4,427)	(755)	(5,303)	(2,102)
Free cash flow	$3,658	$(15,174)	$(2,509)	$(34,912)
Liquidity and capital resources
As of July 31, 2024 and January 31, 2024, we had cash and cash equivalents of $81.8 million and $87.5 million, respectively. Cash and cash equivalents consist of money market mutual funds and cash on deposit.
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
Capital One facility
In December 2023, we entered into a 5-year $50 million senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5.0 million and a letter of credit sub-limit of at least $5.0 million. The new Capital One Credit Facility was entered into with Capital One, N.A., acting as administrative agent and replaces our previous senior secured revolving credit facility with Silicon Valley Bank, which we terminated the same date. We believe the new Capital One Credit Facility will give us additional financial flexibility through fiscal 2028. The facility is available to us for working capital and general corporate purposes.
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
Financing agreements
In June 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of July 31, 2024, there was $2.5 million in outstanding principal and interest due under the agreement. The financing agreement requires us to pay $0.1 million per month for 36 months beginning August 2023. The effective interest rate on the agreement is 10.5% per annum.
Liabilities issued as consideration for acquisition
In October 2023, we entered into an agreement to acquire 100% of the outstanding equity of ConnectOnCall for total consideration of $13.9 million, including liabilities with an acquisition-date fair value of $10.0 million. The liabilities include undiscounted payments of $10.9 million payable in seven quarterly installments from December 2023 through June 2025. As of July 31, 2024, the Company has recorded a liability of $7.6 million for the payments remaining through June 2025.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$11,061	$(9,331)	$10,340	$(22,990)
Net cash used in investing activities	(7,403)	(9,716)	(12,849)	(15,795)
Net cash used in financing activities	(1,381)	(3,043)	(3,206)	(10,221)
Effect of exchange rate changes on cash and cash equivalents	(6)	—	(7)	—
Net increase (decrease) in cash and cash equivalents	$2,271	$(22,090)	$(5,722)	$(49,006)
Operating activities
The primary sources of cash from operating activities are cash received from our customers and interest earned on our money market mutual funds. The primary uses of cash for operating activities are for payroll, payments to suppliers, payments for operating leases, as well as cash paid for interest on our finance leases and other financings and cash paid for various taxes.
During the three months ended July 31, 2024, net cash provided by operating activities was $11.1 million, as our cash received from customers in connection with our normal operations exceeded our cash paid to employees and suppliers.
During the three months ended July 31, 2023, net cash used in operating activities was $9.3 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
During the six months ended July 31, 2024, net cash provided by operating activities was $10.3 million, as our cash received from customers in connection with our normal operations exceeded our cash paid to employees and suppliers.
During the six months ended July 31, 2023, net cash used in operating activities was $23.0 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
The change in net cash provided by (used in) operating activities was driven primarily by an increase in cash received from customers driven by higher revenues during the three and six month periods ended July 31, 2024.
Investing activities
During the three months ended July 31, 2024, net cash used in investing activities was $7.4 million, principally resulting from $4.4 million of purchases of property and equipment, primarily for software and $3.0 million of capitalized internal-use software costs.
During the three months ended July 31, 2023, net cash used in investing activities was $9.7 million, principally resulting from $5.1 million of capitalized internal-use software costs, $3.9 million of net cash paid for the MediFind Acquisition, as well as $0.8 million of purchases of property and equipment, principally for software.
During the six months ended July 31, 2024, net cash used in investing activities was $12.8 million, principally resulting from $7.5 million of capitalized internal-use software costs, as well as $5.3 million of purchases of property and equipment, principally for software and computer equipment.
During the six months ended July 31, 2023, net cash used in investing activities was $15.8 million, principally resulting from $9.8 million of capitalized internal-use software costs, $3.9 million of net cash paid for the MediFind Acquisition, as well as $2.1 million of purchases of property and equipment, principally for software.
Financing activities
During the three months ended July 31, 2024, net cash used in financing activities was $1.4 million, primarily consisting of $2.3 million used for principal payments on finance leases and financing arrangements, partially offset by $0.9 million in proceeds from our equity compensation plans.
During the three months ended July 31, 2023, net cash used in financing activities was $3.0 million, primarily consisting of $3.8 million used for treasury stock to satisfy tax withholdings on stock compensation awards and $2.0 million used for principal payments on finance leases, partially offset by $1.3 million in proceeds from our equity compensation plans.
During the six months ended July 31, 2024, net cash used in financing activities was $3.2 million, primarily consisting of $3.9 million used for principal payments on finance leases and financing arrangements and $1.4 million used for principal payments on acquisition-related liabilities, partially offset by $2.2 million in proceeds from our equity compensation plans.
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
During the six months ended July 31, 2024, the Company recorded finance leases with total undiscounted payments of $7,413 through the fiscal year ended January 31, 2028. As of January 31, 2024, undiscounted payments for these leases were included in contractual purchase commitments as the leases had not yet commenced.
As of July 31, 2024, the Company has signed a finance lease for computer equipment which does not commence until October 2024. Total undiscounted payments through the fiscal year ended January 31, 2028, related to the lease are $7,408 and are included in the Company's other contractual commitments.
Additionally, during the six months ended July 31, 2024, the Company entered into two significant new non-cancelable purchase commitments to support our technology infrastructure. Total undiscounted payments are $9,594 through fiscal year 2028.
During the six months ended July 31, 2024, there were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2024 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and in Canada, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest rate risk
As of July 31, 2024, our cash and cash equivalents consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
As of July 31, 2024, we had no debt outstanding under the Capital One Credit Facility.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and Indian Rupee and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our expenses as expressed in U.S. dollars for the fiscal year ended January 31, 2024. Additionally, changes in exchange rates had a largely offsetting impact on operating income for the fiscal year ended January 31, 2024. For the three months ended July 31, 2024, approximately 89% of our expenses were denominated in USD.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded, and such fluctuations can impact our net income. Foreign currency losses, primarily resulting from the re-measurement of monetary account balances, were $0.1 million and $0.1 million for the three and six months ended July 31, 2024, respectively.
We do not believe that a 1% increase or decrease in foreign exchange rates between the Canadian Dollar, Indian Rupee and US Dollar would have a material effect on our results of operations or financial condition.
During the six months ended July 31, 2024, there were no significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risks relating to our business and industry
We have grown rapidly in recent periods. If we fail to manage our growth effectively, our revenue may not increase, and we may be unable to implement our business strategy.
We have experienced significant growth in recent periods. Rapid expansion puts strain on our business, operations and employees. We anticipate that our operations will continue to expand. As we continue to grow, both organically and through acquisitions, we must effectively integrate, develop, and manage an increasingly distributed employee base in a fully remote working environment. We may find it challenging to maintain the same level of employee productivity while executing our growth plan, fostering collaboration, and maintaining the beneficial aspects of our culture, and any such failures could negatively affect our future success, including our ability to attract and retain highly qualified employees and to achieve our business objectives. If we do not manage the demands of our growing operations effectively, our efficiency may decline, our operations could be disrupted, and we may not be able to meet our financial projections, which could adversely affect our business performance and stock price.
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
The success of our business and growth strategy depend upon our continued ability to maintain and expand a network of healthcare services clients, which also requires us to provide and develop new high-quality products and services that are helpful to our clients and used and positively received by patients. If we are unable to attract and retain healthcare services clients, including because we are unable to adapt to new industry standards in developing new products and services, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. Additionally, if we do not maintain our current client network, or if we have to renegotiate existing contracts, our business, financial condition and results of operations will be harmed.
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
In addition, as we and the EHR and PM solutions with which we integrate, grow and expand product offerings, the EHR and PM solutions with which we integrate could offer more competitive services or make it more cost prohibitive to do business with them. Some of these EHR and PM systems offer, or may begin to offer, services, including patient intake and engagement services, payment processing tools and direct patient communication services, in the same or similar manner as we do. Although there are many potential opportunities for, and applications of, these services, these EHR and PM systems may seek opportunities or target new clients in areas that may overlap with those that we have chosen to pursue. Such competition from these EHR and PM systems may adversely affect our business, market share and results from operations.
We compete on the basis of several factors. Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or providers of EHR and PM solutions may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. We also may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action and financial stress experienced by our clients. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.
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
•technical difficulties or interruptions in our services, like the one we experienced with ConnectOnCall;
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
Privacy concerns, cyber-attacks, security breaches or incidents relating to our SaaS-based solutions could result in economic loss, damage to our reputation, deterring users from using our products, and exposure to legal penalties and liability.
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
In addition, some of our third-party service providers and partners, such as Change Healthcare and other clearinghouses, also collect and/or store our sensitive information and our clients' data on our behalf, and these service providers and partners are subject to similar threats of cyber-attacks and other malicious internet-based activities, which could also expose us to risk of loss, litigation, and potential liability. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a cybersecurity breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, expose us to government enforcement action, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with political unrest or wars and any related political or economic responses and counter-responses. We may not discover all such incidents or activity or be able to respond or otherwise address them promptly, in sufficient respects or at all.
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
We have a subsidiary in India that performs a number of functions that were previously performed by outside contractors. While we believe our Indian operations are advantageous to our business, they also create risks that we must effectively manage. The management of our Indian operations has, and will continue to, require significant management attention and financial resources that could adversely affect our operating performance. Wages in India are increasing at a faster rate than those in many countries, including the United States. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. Further, conducting business abroad may subject us to increased legal and regulatory compliance and oversight. A failure to comply with applicable laws and regulations could result in regulatory enforcement actions, as well as substantial civil and criminal penalties assessed against us and our employees.
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
We also generate Network solutions revenue through fees charged to our life sciences and payer clients by delivering direct communications to help activate, engage and educate patients who authorize the delivery of, or "opt-in" to, such communications about topics critical to their health. The growth of our revenue stream from life sciences and payer clients is driven, in part, by our ability to grow our network of healthcare services clients and available population of patients to engage, our ability to achieve adequate patient opt-in rates, the number of newly approved drugs, the success of newly launched drugs, and the continued success of certain types of drugs, each of which is impacted by factors outside of our control. If there is a reduction in newly approved drugs, newly launched drugs are not successful, or certain drugs’ popularity decreases, this could negatively affect the ability of our life sciences clients to deliver relevant messages to patients who would have otherwise been candidates to receive such drugs, and accordingly may reduce patient opt-in rates. A reduction in the available population of patients to engage or a lack of relevant content could lead to a decrease in our Network solutions revenue, which could harm our business, financial condition and results of operations.
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
Market estimates and growth forecasts that we disclose are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts relating to the size and expected growth of the markets for our services may prove to be inaccurate. These estimates and forecasts may be impacted by economic uncertainty that is outside our control, including international conflicts that may impact international trade and global economic performance and other macroeconomic trends, such as international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence that impact our customers.
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
Our clients and patients depend on our support services to resolve any technical issues relating to our solutions and our services, and we may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our client bases (including healthcare services clients and the number of patients that they serve). In addition, we may experience unexpected service interruptions due to cyber-attacks or other security incidents, such as the one that affected our ConnectOnCall product. In such cases, we may be unable to restore service in a timely manner, if at all. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict client and patient demand for technical support services, and if client or patient demand increases significantly, we may be unable to provide satisfactory support services to our clients. Further, if we are unable to address the needs of our clients and their patients in a timely fashion or further develop and enhance our solutions, or if a client or patient is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and clients’ or patients’ dissatisfaction with our solutions could damage our ability to expand the number of applications and services purchased by such clients. These clients may not renew their contracts, seek to terminate their relationships with us or renew on less favorable terms. Moreover, negative publicity related to our client and patient relationships, or regarding patient confidentiality and privacy in the context of technology-enabled healthcare, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective clients. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.
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
We have incurred significant operating losses since our inception. For the three and six months ended July 31, 2024 and the years ended January 31, 2024 and January 31, 2023, we had net losses of $18.0 million, $37.7 million, $136.9 million and $176.1 million, respectively, and losses from operations of $17.2 million, $36.6 million, $136.5 million and $176.6 million respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
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
In addition, we must attract, train and retain a significant number of highly skilled employees in the U.S., India and Canada, including sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained. We also believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new clients and to manage our existing client base. If we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer and our growth will be impeded.
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
We may become subject to litigation in the future. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow and per share trading price of our common stock. For example, while we attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes or security breaches, and maintain liability insurance coverage, including coverage for cybersecurity and errors and omissions, claims may exceed the amount of our applicable insurance coverage or this coverage may not continue to be available on acceptable terms or in sufficient amounts. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers.
Risks relating to our payments business
If our payments platform is limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected.
Our payments platform is a core element of our business. For the three and six months ended July 31, 2024 and the fiscal year ended January 31, 2024, our payments platform generated 25%, 26% and 27% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, were to be reduced as a result of disruptions in the payment processing industry or other factors, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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
Other federal and state laws restrict the use and protect the privacy and security of personally identifiable information, in many cases, are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business.
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
We also expect that there will continue to be new or amended laws, regulations, standards and obligations proposed and enacted in various jurisdictions. Many countries around the world have enacted comprehensive privacy and data protection laws that can impact our business. For example, with respect to Europe, organizations that are collecting or otherwise processing personal data in connection with (a) the activities of a business establishment within the European Economic Area/United Kingdom; or (b) offering goods or services to/monitoring the behavior of individuals within the European Economic Area/United Kingdom, are subject to, the General Data Protection Regulation, or EU GDPR (with respect to EEA personal data) and the UK General Data Protection

Regulation UK GDPR, or UK GDPR (with respect to UK personal data), as well as other supplementary national data protection legislation in force in EEA member states and the UK (including the UK Data Protection Act 2018), together referred to as the “GDPR” in this Quarterly Report. The GDPR imposes stringent data protection requirements and requires businesses subject to it to give more detailed disclosures about how they collect, use, and share personal information; contractually commit to data protection measures in contracts; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; obtain consent to collect sensitive personal information such as health information or ensuring another appropriate legal basis or condition applies to the processing of personal information; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights. The GDPR also prohibits the transfer of personal information to countries outside of the European Economic Area, or EEA and United Kingdom, or UK to jurisdictions that do not have “adequate” data protection laws by appropriate authorities, including the United States in certain circumstances. Unless a valid transfer mechanism is implemented, such as the Standard Contractual Clauses (SCCs) published by the EC, the UK International Data Transfer Agreement (UK IDTA) published by the ICO binding corporate rules or certification to the EU-U.S. Data Privacy Framework that the EC adopted on July 10, 2023 (along with its UK and Swiss extensions.) Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Evolving laws and decisions surrounding transfers of EU personal information have increased the legal risks and liabilities, and compliance and operational costs, of lawfully making such transfers. Companies that violate the GDPR can face private litigation, restrictions, or prohibitions on data processing, and fines of up to the greater of 20 million Euros (17.5 million GBP for the UK) or 4% of worldwide annual revenue.
Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR. The UK government has announced plans to reform the data protection legal framework in the UK in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EU.
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
Artificial intelligence (“AI”) presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
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
In addition, our competitive position could be harmed if we fail to adopt and integrate AI effectively into our operations and product offerings. The successful implementation of AI technology requires significant investment in talent, infrastructure, and ongoing research and development. Misjudging the convergence of AI with our business needs may lead to inefficiencies or obsolescence of our services or products. Additionally, AI systems can present risks of unintended bias, errors, or regulatory compliance challenges that could affect our reputation and legal standing. Our future success will depend, in part, on our ability to leverage AI responsibly and effectively.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended July 31, 2024 our net cash provided by operating activities was $10.3 million. As of July 31, 2024, we had $81.8 million of cash and cash equivalents, which are held for working capital purposes. As of July 31, 2024 and January 31, 2024, we had no outstanding borrowings under the Capital One Credit Facility, with the ability to borrow up to $50.0 million.
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
Adverse developments that affect financial institutions, transactional counterparties or other third parties, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in early 2023, several financial institutions closed and were taken into receivership by the Federal Deposit Insurance Corporation (“FDIC”).

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
Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have banking relationships, or the financial services industry or economy in general. Further, investor concerns regarding domestic or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to cash and liquidity resources could, among other risks, adversely impact our ability to meet our financial obligations, which could have material adverse impacts on our liquidity and our business, financial condition, or results of operations.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no sales of unregistered securities during the quarter ended July 31, 2024 that were not previously reported on a Current Report on Form 8-K.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On June 6, 2024, Michael Weintraub, the chairperson of the Company’s Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Weintraub’s Rule 10b5-1 Trading Plan provides for the potential exercise of vested stock options and the associated sale of up to 55,152 shares of the Company’s common stock. The plan expires on September 30, 2025, or upon the earlier completion of all authorized transactions under the plan.
On July 16, 2024, Yvonne Hui, the Principal Accounting Officer of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Hui’s Rule 10b5-1 Trading Plan provides for the sale of up to 8,417 shares of common stock, plus an additional number of shares that Ms. Hui could receive upon the vesting of certain equity awards that may be granted pursuant to her first half fiscal 2025 bonus and certain equity awards that she may receive due to her participation in the Company’s Employee Stock Purchase Plan (“ESPP”), net of any shares sold in non-discretionary transactions pursuant to the Company’s mandatory sell-to-cover policy to cover Ms. Hui’s tax withholding obligations in connection with the vesting and settlement of restricted stock unit awards. The number of shares to be granted pursuant to Ms. Hui’s first half fiscal year 2025 bonus and to be purchased by Ms. Hui through the Company’s ESPP, and the number of shares to be sold by her to cover taxes, and thus the exact number of shares to be sold pursuant to Ms. Hui’s Rule 105b-1 Trading Plan, can only be determined upon the occurrence of future events. Ms. Hui’s Rule 10b5-1 Trading Plan expires on July 31, 2025, or upon the earlier completion of all authorized transactions under the plan.
On July 17, 2024, Evan Roberts, the Company’s Chief Operating Officer, terminated a Rule 10b5-1 Trading Plan he had previously adopted with respect to the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). It was adopted on December 21, 2023, established a plan with an end date of March 30, 2025, and provided for the sale of up to 84,712 shares of common stock pursuant to the terms of the plan. As of the date of termination of his Rule 10b5-1 Trading Plan, Mr. Roberts had sold 25,962 shares of common stock under its terms.
In addition, on July 17, 2024, Mr. Roberts, adopted a new 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Roberts’ Rule 10b5-1 Trading Plan provides for the potential exercise of vested stock options and the associated sale of up to 58,750 shares of the Company’s common stock. The plan expires on July 18, 2025, or upon the earlier completion of all authorized transactions under the plan.
On July 18, 2024, David Linetsky, SVP, Life Sciences of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Linetsky’s Rule 10b5-1 Trading Plan provides for the potential exercise of vested stock options and the associated sale of up to 49,299 shares of the Company’s common stock, plus an additional number of shares that Mr. Linetsky could receive upon the vesting of certain equity awards that may be granted pursuant to his first half fiscal 2025 bonus, net of any shares sold in non-discretionary transactions pursuant to the Company’s mandatory sell-to-cover policy to cover Mr. Linetsky’s tax withholding obligations in connection with the vesting and settlement of restricted stock unit awards. The number of shares to be granted pursuant to Mr. Linetsky’s first half fiscal year 2025 bonus, and the number of shares to be sold by him to cover taxes, and thus the exact number of shares to be sold pursuant to Mr. Linetsky’s Rule 105b-1 Trading Plan, can only be determined upon the occurrence of future events. Mr. Linetsky’s Rule 10b5-1 Trading Plan expires on March 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1
Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange commission on September 10, 2019)

3.2
Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Quarter report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange Commission on September 7, 2023)

3.3
Fourth Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 14, 2024)

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

PHREESIA, INC.

Date: September 5, 2024	By:	/s/ Chaim Indig
Chaim Indig
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 5, 2024	By:	/s/ Balaji Gandhi
Balaji Gandhi
Chief Financial Officer
(Principal Financial Officer)