Form 10-Q
period 2024-10-31
Phreesia, Inc.
filed 2024-12-09
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 29, 2024, 58,124,082 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
For the Quarter Ended October 31, 2024

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied statements that are not historical facts and are considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance and may contain projections of our future results of operations or of our financial information or state other forward-looking information. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
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
•the impact of market volatility, including the inflationary and interest rate environment, economic slowdowns and recessions, and other global financial, economic and political events, on our business and our ability to attract, retain and cross-sell to healthcare services clients;
•the impact of the 2024 U.S. presidential and congressional election;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 31, 2024	January 31, 2024
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$81,740	$87,520
Settlement assets	25,046	28,072
Accounts receivable, net of allowance for doubtful accounts of $1,468 and $1,392 as of October 31, 2024 and January 31, 2024, respectively	71,408	64,863
Deferred contract acquisition costs	362	768
Prepaid expenses and other current assets	11,017	14,461
Total current assets	189,573	195,684
Property and equipment, net of accumulated depreciation and amortization of $87,861 and $76,859 as of October 31, 2024 and January 31, 2024, respectively	25,973	16,902
Capitalized internal-use software, net of accumulated amortization of $53,210 and $45,769 as of October 31, 2024 and January 31, 2024, respectively	51,322	46,139
Operating lease right-of-use assets	1,656	266
Deferred contract acquisition costs	450	986
Intangible assets, net of accumulated amortization of $7,536 and $4,925 as of October 31, 2024 and January 31, 2024, respectively	29,014	31,625
Goodwill	75,845	75,845
Other assets	1,870	2,879
Total Assets	$375,703	$370,326
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$25,046	$28,072
Current portion of finance lease liabilities and other debt	8,866	6,056
Current portion of operating lease liabilities	1,021	393
Accounts payable	15,870	8,480
Accrued expenses	29,080	37,130
Deferred revenue	22,188	24,113
Other current liabilities	7,130	5,875
Total current liabilities	109,201	110,119
Long-term finance lease liabilities and other debt	10,292	5,400
Operating lease liabilities, non-current	840	134
Long-term deferred revenue	199	97
Long-term deferred tax liabilities	446	270
Other long-term liabilities	133	2,857
Total Liabilities	121,111	118,877
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, undesignated, $0.01 par value - 20,000,000 shares authorized as of both October 31, 2024 and January 31, 2024; no shares issued or outstanding as of both October 31, 2024 and January 31, 2024	—	—
Common stock, $0.01 par value - 500,000,000 shares authorized as of both October 31, 2024 and January 31, 2024; 59,439,197 and 57,709,762 shares issued as of October 31, 2024 and January 31, 2024, respectively	594	577
Additional paid-in capital	1,094,629	1,039,361
Accumulated deficit	(795,106)	(742,969)
Accumulated other comprehensive loss	(5)	—
Treasury stock, at cost, 1,355,169 shares as of both October 31, 2024 and January 31, 2024	(45,520)	(45,520)
Total Stockholders’ Equity	254,592	251,449
Total Liabilities and Stockholders’ Equity	$375,703	$370,326
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Revenue:
Subscription and related services	$49,363	$42,595	$144,717	$119,783
Payment processing fees	24,704	23,218	77,064	71,102
Network solutions	32,733	25,806	88,351	70,409
Total revenues	106,800	91,619	310,132	261,294
Expenses:
Cost of revenue (excluding depreciation and amortization)	17,854	15,529	49,720	44,885
Payment processing expense	16,683	15,410	51,648	47,352
Sales and marketing	30,071	36,478	92,266	111,135
Research and development	29,315	28,544	87,738	82,484
General and administrative	19,633	20,240	58,182	61,105
Depreciation	3,566	4,483	11,011	13,231
Amortization	3,521	2,980	10,052	8,003
Total expenses	120,643	123,664	360,617	368,195
Operating loss	(13,843)	(32,045)	(50,485)	(106,901)
Other expense, net	(144)	(47)	(261)	(39)
Interest income, net	26	523	311	2,027
Total other (expense) income, net	(118)	476	50	1,988
Loss before provision for income taxes	(13,961)	(31,569)	(50,435)	(104,913)
Provision for income taxes	(442)	(372)	(1,702)	(1,326)
Net loss	$(14,403)	$(31,941)	$(52,137)	$(106,239)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.58)	$(0.91)	$(1.96)
Weighted-average common shares outstanding, basic and diluted	57,891,591	55,251,074	57,358,637	54,139,555
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Net loss	$(14,403)	$(31,941)	$(52,137)	$(106,239)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments, net of tax	(3)	—	(5)	—
Other comprehensive loss, net of tax	(3)	—	(5)	—
Comprehensive loss	$(14,406)	$(31,941)	$(52,142)	$(106,239)
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive loss	Treasury stock	Total
Balance, February 1, 2023	54,187,172	$542	$926,957	$(606,084)	$—	$(33,596)	$287,819
Net loss	—	—	—	(37,531)	—	—	(37,531)
Stock-based compensation	—	—	14,950	—	—	—	14,950
Exercise of stock options and vesting of restricted stock units	404,012	4	151	—	—	—	155
Issuance of stock for share-settled bonus awards	175,688	2	5,295	—	—	—	5,297
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	—	(7,079)	(7,079)
Balance, April 30, 2023	54,766,872	$548	$947,353	$(643,615)	$—	$(40,675)	$263,611
Net loss	—	—	—	(36,767)	—	—	(36,767)
Stock-based compensation	—	—	16,747	—	—	—	16,747
Exercise of stock options and vesting of restricted stock units	374,128	3	423	—	—	—	426
Issuance of stock for share-settled bonus awards	2,886	—	86	—	—	—	86
Issuance of common stock for employee stock purchase plan	70,123	1	1,837	—	—	—	1,838
Issuance of common stock as consideration in business combinations	150,786	2	4,674	—	—	—	4,676
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	—	(3,597)	(3,597)
Balance, July 31, 2023	55,364,795	$554	$971,120	$(680,382)	$—	$(44,272)	$247,020
Net loss	—	—	—	(31,941)	—	—	(31,941)
Stock-based compensation	—	—	16,452	—	—	—	16,452
Exercise of stock options and vesting of restricted stock units	342,270	3	246	—	—	—	249
Issuance of stock for share-settled bonus awards	160,778	2	3,418	—	—	—	3,420
Issuance of common stock as consideration in business combinations	1,096,436	11	30,634	—	—	—	30,645
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	—	(1,247)	(1,247)
Balance, October 31, 2023	56,964,279	$570	$1,021,870	$(712,323)	$—	$(45,519)	$264,598

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive loss	Treasury stock	Total
Balance, February 1, 2024	57,709,762	$577	$1,039,361	$(742,969)	$—	$(45,520)	$251,449
Net loss	—	—	—	(19,722)	—	—	(19,722)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	14,491	—	—	—	14,491
Exercise of stock options and vesting of restricted stock units	718,340	7	339	—	—	—	346
Issuance of stock for share-settled bonus awards	283,354	3	6,174	—	—	—	6,177
Balance, April 30, 2024	58,711,456	$587	$1,060,365	$(762,691)	$1	$(45,520)	$252,742
Net loss	—	—	—	(18,012)	—	—	(18,012)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	14,739	—	—	—	14,739
Exercise of stock options and vesting of restricted stock units	254,569	3	217	—	—	—	220
Issuance of stock for share-settled bonus awards	1,925	—	41	—	—	—	41
Issuance of stock for employee stock purchase plan	89,220	1	1,607	—	—	—	1,608
Balance, July 31, 2024	59,057,170	$591	$1,076,969	$(780,703)	$(2)	$(45,520)	$251,335
Net loss	—	—	—	(14,403)	—	—	(14,403)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	14,787	—	—	—	14,787
Exercise of stock options and vesting of restricted stock units	260,879	2	21	—	—	—	23
Issuance of stock for share-settled bonus awards	121,148	1	2,852	—	—	—	2,853
Balance, October 31, 2024	59,439,197	$594	$1,094,629	$(795,106)	$(5)	$(45,520)	$254,592
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Operating activities:
Net loss	$(14,403)	$(31,941)	$(52,137)	$(106,239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,087	7,463	21,063	21,234
Stock-based compensation expense	16,525	17,963	49,813	53,749
Amortization of deferred financing costs and debt discount	62	84	174	253
Cost of Phreesia hardware purchased by customers	571	582	1,248	1,232
Deferred contract acquisition costs amortization	1,322	235	1,706	855
Non-cash operating lease expense	207	142	568	484
Deferred taxes	57	39	176	181
Changes in operating assets and liabilities:
Accounts receivable	(10,141)	(991)	(6,558)	(3,361)
Prepaid expenses and other assets	1,005	(1,530)	4,286	(761)
Deferred contract acquisition costs	(552)	—	(765)	—
Accounts payable	6,948	1,189	5,198	(1,226)
Accrued expenses and other liabilities	(3,655)	469	(6,202)	6,530
Lease liabilities	(202)	(232)	(622)	(884)
Deferred revenue	954	218	(1,823)	(1,347)
Net cash provided by (used in) operating activities	5,785	(6,310)	16,125	(29,300)
Investing activities:
Acquisitions, net of cash acquired	—	(10,406)	—	(14,279)
Capitalized internal-use software	(3,566)	(4,069)	(11,112)	(13,889)
Purchases of property and equipment	(616)	(1,242)	(5,919)	(3,344)
Net cash used in investing activities	(4,182)	(15,717)	(17,031)	(31,512)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	17	250	583	925
Treasury stock to satisfy tax withholdings on stock compensation awards	—	(1,451)	—	(12,176)
Proceeds from employee stock purchase plan	840	919	2,443	2,782
Finance lease payments	(1,895)	(1,729)	(5,170)	(5,156)
Constructive financing	—	—	—	1,688
Principal payments on financing agreements	(304)	(273)	(888)	(318)
Debt issuance costs and loan facility fee payments	—	—	(152)	(250)
Financing payments of acquisition-related liabilities	(309)	—	(1,673)	—
Net cash used in financing activities	(1,651)	(2,284)	(4,857)	(12,505)
Effect of exchange rate changes on cash and cash equivalents	(10)	—	(17)	—
Net decrease in cash and cash equivalents	(58)	(24,311)	(5,780)	(73,317)
Cash and cash equivalents – beginning of period	81,798	127,677	87,520	176,683
Cash and cash equivalents – end of period	$81,740	$103,366	$81,740	$103,366

Supplemental information of non-cash investing and financing information:
Right of use assets acquired in exchange for operating lease liabilities	$—	$346	$1,958	$346
Property and equipment acquisitions through finance leases	$6,847	$371	$13,709	$7,438
Purchase of property and equipment and capitalized software included in current liabilities	$3,508	$2,911	$3,508	$2,911
Capitalized stock-based compensation	$343	$309	$1,006	$1,023
Issuance of stock to settle liabilities for stock-based compensation	$2,853	$3,420	$10,679	$10,641
Issuance of stock as consideration in business combinations	$—	$30,645	$—	$35,321
Deferred consideration liabilities payable in business combinations	$—	$10,294	$—	$10,294
Capitalized software acquired through vendor financing	$—	$—	$—	$2,047
Cash paid for:
Interest	$595	$295	$1,459	$649
Income taxes	$549	$—	$2,559	$48
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)

1. Background and liquidity
(a) Background
Phreesia, Inc. (the "Company") is a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. The Company’s solutions include SaaS-based integrated tools that manage patient access, registration and payments. Additionally, the Company has tools to communicate with patients about their health, which have demonstrated increased rates of preventive care and vaccinations. Additionally, Phreesia's solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers to better understand their patients and connect them to needed services, resulting in improved health outcomes. The Company also provides life sciences companies, health plans and other organizations, patient advocacy, public interest and other not-for-profit organizations with a channel for direct communication with patients. Phreesia’s solutions also include additional products and services such as the MediFind provider directory, which helps patients find care based on providers’ specific clinical expertise. Phreesia offers its healthcare services clients the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription. The Company was formed in May 2005.
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
Management believes that the Company’s cash and cash equivalents at October 31, 2024, along with cash generated in the normal course of business and available borrowing capacity under its revolving credit facility with Capital One (the “Capital One Credit Facility”), are sufficient to fund its operations for at least the next 12 months.
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
(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of October 31, 2024 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended October 31, 2024 and 2023. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2024.

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
(b) Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and settlement assets. The Company’s cash and cash equivalents are held by established financial institutions. The Company does not require collateral from its customers and generally requires payment within 30 to 60 days of billing. Settlement assets are amounts due from well-established payment processing companies and normally take one or two business days to settle, which mitigates the associated risk of concentration. The Company utilizes one third-party payment processor.
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three months ended October 31, 2024 and 2023. As of both October 31, 2024 and January 31, 2024, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.
(c) Risks and uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws and government regulations. Additionally, the Company is subject to other risks associated with the markets in which it operates, including reliance on third-party vendors, partners, and service providers. The Company supplements its workforce with contractors and consultants, including a substantial number of contractors and consultants in international locations. Certain of the Company's service providers, including certain third-party software developers, are located in international locations subject to warfare and/or political and economic instability, such as Ukraine and India. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of the Company's business and the Company's customer’s facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, political and economic instability, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of our productions and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of the Company's operations, adversely impacting the Company’s operating results and the Company's ability to meet the Company's obligations and commitments.
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
(e) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three and nine months ended October 31, 2024, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
Recent accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting. The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The new standard also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”), and requires companies with a single reportable segment to provide all disclosures required by Topic 280 – Segment Reporting. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Companies are required to apply ASU 2023-07 retrospectively to all periods presented. The Company plans to adopt ASU 2023-07 for annual periods beginning in the fiscal year ending January 31, 2025 and for interim periods beginning in the fiscal year ending January 31, 2026. The Company is currently evaluating the impact of adoption of ASU 2023-07 on its consolidated financial statements. The Company does not expect the disclosure changes that result from the adoption of ASU 2023-07 to materially impact its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard requires companies to disclose disaggregated information related to income taxes paid and the effective tax rate. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted for annual statements. The Company plans to adopt ASU 2023-09 for annual periods beginning in the fiscal year ending January 31, 2026. The Company is currently evaluating the impact that ASU 2023-09 will have on its financial statements and related disclosures. The Company does not expect the disclosure changes that result from the adoption of ASU 2023-09 to materially impact its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires companies to disclose disaggregated information about certain income statement expense line items. The provisions of ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt ASU 2024-03 for annual periods beginning in the fiscal year ending January 31, 2028 and for interim periods beginning in the fiscal year ending January 31, 2029. The Company is currently evaluating the impact that ASU 2024-03 will have on its financial statements and related disclosures. The Company does not expect the disclosure changes that result from the adoption of ASU 2024-03 to materially impact its consolidated financial statements.
There are no other recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of October 31, 2024 and January 31, 2024 were as follows:

	October 31, 2024	January 31, 2024
Payroll-related expenses and taxes	$8,147	$8,981
Stock-based compensation liability	3,621	5,890
Payment processing fees liability	5,818	6,008
Acquisition-related liabilities	844	1,888
Income and other tax liabilities	1,961	3,042
Information technology	5,041	5,927
Other	3,648	5,394
Total	$29,080	$37,130
(b) Other current liabilities and other long-term liabilities
Other current liabilities as of October 31, 2024 and January 31, 2024 were $7,130 and $5,875, respectively. Other long-term liabilities as of October 31, 2024 and January 31, 2024 were $133 and $2,857, respectively.
Other current liabilities and other long-term liabilities primarily represent deferred consideration liabilities payable to the former equity holders of ConnectOnCall.com, LLC (“ConnectOnCall”) that the Company acquired during the year ended January 31, 2024. Deferred consideration liabilities are payable through June 30, 2025. Accordingly, as of October 31, 2024, all deferred consideration liabilities were classified as other current liabilities.
(c) Property and equipment
Property and equipment as of October 31, 2024 and January 31, 2024 were as follows:

	Useful Life
	(years)	October 31, 2024	January 31, 2024
PhreesiaPads and Arrivals Kiosks	3	$21,971	$18,610
Computer equipment	3	77,270	62,888
Computer software	3 to 5	14,018	11,687
Hardware development	3	575	576
Total property and equipment		$113,834	$93,761
Less: accumulated depreciation		(87,861)	(76,859)
Property and equipment — net		$25,973	$16,902
Depreciation expense related to property and equipment amounted to $3,566 and $4,483 for the three months ended October 31, 2024 and 2023, respectively. Depreciation expense related to property and equipment amounted to $11,011 and $13,231 for the nine months ended October 31, 2024 and 2023, respectively.
Property and equipment - net and related depreciation expense includes assets acquired under finance leases. Assets acquired under finance leases included in computer equipment were $48,960 and $35,250 as of October 31, 2024 and January 31, 2024, respectively. Accumulated amortization of assets under finance leases was $32,687 and $27,399 as of October 31, 2024 and January 31, 2024, respectively. See Note 10 - Leases for additional information regarding finance leases.
(d) Capitalized internal use software
For the three months ended October 31, 2024 and 2023, the Company capitalized $8,237 and $5,244, respectively, of costs related to the Company’s solutions. For the nine months ended October 31, 2024 and 2023, the Company capitalized $12,625 and $15,615, respectively, of costs related to the Company’s solutions.
During the three months ended October 31, 2024 and 2023, amortization expense related to capitalized internal-use software was $5,162 and $2,192, respectively. During the nine months ended October 31, 2024 and 2023, amortization expense related to capitalized internal-use software was $7,441 and $6,508, respectively.
(e) Intangible assets and goodwill

The following presents the details of intangible assets as of October 31, 2024 and January 31, 2024:

	Useful Life
	(years)	October 31, 2024	January 31, 2024
Acquired technology	5 to 7	$9,310	$9,310
Customer relationship	7 to 15	17,940	17,940
License	15	6,200	6,200
Trademarks	15	3,100	3,100
Total intangible assets, gross carrying value		$36,550	$36,550
Less: accumulated amortization		(7,536)	(4,925)
Net carrying value		$29,014	$31,625
The weighted average remaining useful life for acquired technology in years was 5.3 and 6.0 as of October 31, 2024 and January 31, 2024, respectively. The remaining useful life for customer relationships in years was 11.8 and 12.4 as of October 31, 2024 and January 31, 2024, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 12.1 and 12.8 as of October 31, 2024 and January 31, 2024, respectively. The remaining useful life for the trademarks in years was 13.8 and 14.5 as of October 31, 2024 and January 31, 2024, respectively.
Amortization expense associated with intangible assets for the three months ended October 31, 2024 and 2023, was $1,740 and $788, respectively. Amortization expense associated with intangible assets for the nine months ended October 31, 2024 and 2023, was $2,611 and $1,495, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter was as follows as of October 31, 2024:

October 31, 2024
2025 (Remaining three months)	$872
Fiscal Years Ending January 31,
2026	3,450
2027	3,157
2028	3,157
2029 - thereafter	18,378
Total	$29,014
There were no changes to the Company's goodwill balance during the nine months ended October 31, 2024. The Company did not record any impairments of goodwill during the three and nine months ended October 31, 2024 or 2023.
(f) Accounts receivable
Accounts receivable as of October 31, 2024 and January 31, 2024 were as follows:

	October 31, 2024	January 31, 2024
Billed	$66,624	$62,880
Unbilled	6,252	3,375
Total accounts receivable, gross	$72,876	$66,255
Less: accounts receivable allowances	(1,468)	(1,392)
Total accounts receivable	$71,408	$64,863

Activity in the Company's allowance for doubtful accounts was as follows for the nine months ended October 31, 2024:

October 31, 2024
Balance, January 31, 2024	$1,392
Bad debt expense	619
Write-offs and adjustments	(543)
Balance, October 31, 2024	$1,468
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
(g) Prepaid and other current assets
Prepaid and other current assets as of October 31, 2024 and January 31, 2024 were as follows:

	October 31, 2024	January 31, 2024
Prepaid software and business systems	$4,707	$4,922
Prepaid data center expenses	2,570	3,872
Prepaid insurance	1,230	1,257
Other prepaid expenses and other current assets	2,510	4,410
Total prepaid and other current assets	$11,017	$14,461
(h) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532 as of October 31, 2024 and January 31, 2024, respectively. Accumulated amortization of capitalized implementation costs for these arrangements were $1,329 and $1,021 as of October 31, 2024 and January 31, 2024, respectively.
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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $2,395 and $2,520 for the three months ended October 31, 2024 and 2023, respectively. The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $7,107 and $7,785 for the nine months ended October 31, 2024 and 2023, respectively.
Contract balances

The following table represents a roll-forward of contract assets:

Balance, January 31, 2024	$3,375
Amount transferred to receivables from beginning balance of contract assets	(3,375)
Contract asset additions, net of reclassification to receivables	6,252
Balance, October 31, 2024	$6,252

The following table represents a roll-forward of deferred revenue:

Balance, January 31, 2024	$24,210
Revenue recognized that was included in deferred revenue at the beginning of the period	(22,644)
Other current period activity in deferred revenue	20,821
Balance, October 31, 2024	$22,387
Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit of approximately three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $1,322 and $235 for the three months ended October 31, 2024 and 2023, respectively. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $1,706 and $855 for the nine months ended October 31, 2024 and 2023, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. During the three months ended October 31, 2024, the Company updated its estimate of the period of benefit from five years to three years for certain deferred contract acquisition costs. The Company recorded $1,163 of additional amortization during the three months ended October 31, 2024 to amortize deferred contract amortization costs over their updated remaining period of benefit. There were no impairment losses recorded during the periods presented.

The following table represents a roll forward of deferred contract acquisition costs:

Balance, January 31, 2024	$1,754
Additions to deferred contract acquisition costs	764
Amortization of deferred contract acquisition costs	(1,706)
Balance, October 31, 2024	$812

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$362
Deferred contract acquisition costs, non-current	450
Total deferred contract acquisition costs	$812
6. Finance leases and other debt
As of October 31, 2024 and January 31, 2024, the Company had the following outstanding finance lease liabilities and other debt:

	October 31, 2024	January 31, 2024
Finance leases	$16,841	$8,309
Financing arrangements	2,237	3,124
Accrued interest and payments	80	23
Total finance lease liabilities and other debt	$19,158	$11,456
Less: current portion of finance lease liabilities and other debt	(8,866)	(6,056)
Long-term finance lease liabilities and other debt	$10,292	$5,400
(a) Finance leases
See Note 10 - Leases for more information regarding finance leases.
(b) Financing agreements

On June 8, 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software and service licenses. As of October 31, 2024, there was $2,237 in outstanding principal and interest due under the financing agreement. The financing agreement requires the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement is 10.5% per annum.
(c) Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”)
On February 28, 2019 (the "Effective Date"), the Company entered into the Amended and Restated Loan and Security Agreement (the "First SVB Facility") that provided for a $20,000 term loan.
On May 5, 2020 (the "Second SVB Effective Date"), the Company entered into the Second Amended and Restated Loan and Security Agreement (the “Second SVB Facility”) to modify the First SVB Facility. The Second SVB Facility provided for a revolving credit facility with an initial borrowing capacity of $50,000.
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
On December 4, 2023, the Company terminated the Third SVB Facility.
(d) Capital One Credit Agreement
On December 4, 2023, the Company entered into a Credit Agreement (the "Credit Agreement") for a new 5-year $50,000 senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5,000 and a letter of credit sub-limit of at least $5,000. The Capital One Credit Facility was entered into with Capital One, N.A. (“Capital One”), acting as administrative agent and replaced our previous senior secured revolving credit facility with SVB. The Capital One Credit Facility gives the Company additional financial flexibility, through the facility’s five year term. The facility is available to the Company for working capital and general corporate purposes. The Capital One Credit Facility bears interest at a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate as specified in the Credit Agreement. As of October 31, 2024, the interest rate on the Capital One Credit Facility was 7.9%. In addition to principal and interest due under the Capital One Credit Facility, the Company is required to pay an annual fee equal to 0.25% of the unused balance of the facility. Additionally, the Company incurred creditor and third party fees of $778 upon entering into the Capital One Credit Facility. The Company recorded the fees to deferred financing costs, included within other assets on its consolidated balance sheets, and will amortize the costs over the term of the Capital One Credit Facility.
The obligations under the Capital One Credit Facility are secured by a first priority security interest in substantially all of the tangible and intangible assets at certain of the Company's U.S. subsidiaries, and by pledges of the equity of certain of the Company's U.S. subsidiaries, in each case subject to customary exclusions.
The Capital One Credit Facility includes financial covenants including, but not limited to, requiring the Company to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio a restriction on the amount of dividends and limiting the amount of cash and cash equivalents the Company holds outside Capital One, each as defined in the Credit Agreement. The Company was in compliance with all covenants related to the Credit Agreement as of October 31, 2024.

Maturities of finance leases and other debt, in each of the next five years and thereafter, are as follows:

	Total	Finance Leases	Other Debt
2025 (Remaining three months)	$2,539	$2,271	$268
Fiscal year ending January 31:
2026	8,749	7,419	1,330
2027	5,895	5,176	719
2028	1,975	1,975	—
2029	—	—	—
Total maturities of finance leases and other debt	$19,158	$16,841	$2,317
The following table presents the components of interest income, net:

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Interest expense (1)	$(600)	$(517)	$(1,761)	$(1,230)
Interest income	626	1,040	2,072	3,257
Interest income, net	$26	$523	$311	$2,027
(1) Includes amortization of deferred financing costs and original issue discount.
7. Stockholders' Equity
(a) Common stock
The Company closed its initial public offering (“IPO”) on July 22, 2019 and filed an Amended and Restated Certificate of Incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.
In connection with the acquisition of Comsort, Inc. d/b/a MediFind ("MediFind") on June 30, 2023, the Company issued 150,786 shares of its common stock to the former owners of MediFind as partial consideration to acquire MediFind. On July 3, 2023, the Company filed a prospectus supplement to register the shares with the SEC.
In connection with the acquisition of Access eForms, LLC ("Access") on August 11, 2023, the Company issued 1,096,436 shares of its common stock to the former members of Access as partial consideration to acquire Access. On August 14, 2023, the Company filed a prospectus supplement to register the shares with the SEC.
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

(c) Accumulated other comprehensive loss
Activity in accumulated other comprehensive loss was as follows for the nine months ended October 31, 2024:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance as of January 31, 2024	$—	$—
Other comprehensive loss	(5)	(5)
Balance as of October 31, 2024	$(5)	$(5)
There was no balance or activity in accumulated other comprehensive loss prior to January 31, 2024. The amounts set forth in the table above are presented net of tax. There were no amounts reclassified from accumulated other comprehensive loss into net loss during the nine months ended October 31, 2024.
8. Equity-based compensation
(a) Equity award plans
In January 2018, the Board of Directors adopted the Company’s 2018 Stock Option Plan (as amended, the "2018 Stock Option Plan"), which provided for the issuance of options to purchase up to 3,048,490 shares of the Company’s common stock to officers, directors, employees, and consultants. The option exercise price per share is determined by the Board of Directors based on the estimated fair value of the Company’s common stock.
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the nine months ended October 31, 2024 were made pursuant to the 2019 plan, respectively.
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
As of October 31, 2024, there were 5,868,930 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase that occurs on February 1 of each fiscal year, as well as an additional 338,064 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of October 31, 2024, there were 14,191 outstanding restricted stock units and 485,809 shares available for future grant under the Inducement Plan.
(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
RSUs	$11,189	$13,402	$33,472	$40,004
PSUs	3,358	2,751	9,645	7,146
Liability awards	2,081	1,820	6,802	6,623
ESPP	240	299	898	954
Stock options	—	—	2	45
Total stock-based compensation	$16,868	$18,272	$50,819	$54,772
The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Stock-based compensation expense recorded to additional paid-in capital	$14,787	$16,452	$44,017	$48,149
Stock-based compensation expense recorded to accrued expenses	2,081	1,820	6,802	6,623
Total stock-based compensation	$16,868	$18,272	$50,819	$54,772
Less: stock-based compensation expense capitalized as internal-use software	(343)	(309)	(1,006)	(1,023)
Stock-based compensation expense per consolidated statements of operations	$16,525	$17,963	$49,813	$53,749
The Company has not recognized, and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense. During the nine months ended October 31, 2024, the Company reduced stock compensation expense by $1,130, for improbable-to-probable modifications of stock compensation awards.
(c) Restricted stock units
The Company has issued RSUs to employees and independent directors that vest based on a time-based condition. RSUs granted to employees vest over four years based on a variety of vesting schedules, including quarterly, annually, and 10/20/30/40 (10% after one year, 20% after two years, 30% after three years and 40% after four years). RSUs granted during fiscal 2024 generally vest annually, and RSUs granted during fiscal 2025 generally vest following a 10/20/30/40 vesting schedule.
Additionally, at the beginning of each fiscal year, the Company provides eligible employees the option to settle their incentive bonus in immediately vested RSUs. During the nine months ended October 31, 2024, the Company issued 406,427 immediately vested RSUs to settle full-year fiscal 2024 share-settled bonus awards. The RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share-settled bonus awards.

Restricted stock units
Unvested, January 31, 2024	3,800,210
Granted in nine months ended October 31, 2024	1,553,840
Vested	(1,532,478)
Forfeited and expired	(284,124)
Unvested, October 31, 2024(1)	3,537,448
(1) Includes 14,191 awards granted pursuant to the 2023 Inducement Award Plan.
As of October 31, 2024, there was $82,270 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.51 years.
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
Stock option activity for the nine months ended October 31, 2024 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding — January 31, 2024	1,123,438	$6.89
Granted in nine months ended October 31, 2024	—	$—
Exercised	(125,462)	$4.70
Forfeited and expired	(3,534)	$20.67
Outstanding and expected to vest — October 31, 2024	994,442	$7.12	3.81	$11,158
Exercisable — October 31, 2024	994,442	$7.12	3.81	$11,158
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended October 31, 2024 and 2023 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $2,304 and $6,034, respectively.
As of October 31, 2024 and January 31, 2024, all compensation cost related to stock options issued to employees had been recorded and there was no unrecognized compensation cost remaining related to stock options issued to employees.
(e) TSR performance-based stock units (“PSUs”)
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
The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model that projected TSR for Phreesia and each member of the Peer Group over the performance period. The Company recognizes the grant date fair value of PSUs as compensation expense over the vesting period.
Market-based PSU activity for the nine months ended October 31, 2024 was as follows:

Performance stock units
Outstanding, January 31, 2024	1,040,219
Granted in nine months ended October 31, 2024	—
Vested	—
Forfeited and expired	(14,248)
Outstanding, October 31, 2024	1,025,971
As of October 31, 2024, unrecognized compensation cost for the PSUs was $19,444, to be recognized over a weighted average remaining vesting period of 2.0 years, subject to the participants' continued employment with the Company.
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
During the three and nine months ended October 31, 2024, the Company issued 89,220 shares of common stock under the ESPP. In connection with these issuances, the Company recorded increases of $1,608 to common stock and additional paid-in capital within stockholders' equity. As of October 31, 2024, unrecognized compensation cost related to the ESPP was $159, to be recognized over the next two months.
(g) Liability awards
At the beginning of each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the cash bonuses. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. The Company’s share-settled bonus awards are settled semiannually. During the nine months ended October 31, 2024, the Company settled $9,071 of share-settled bonus awards by issuing 406,427 immediately vested RSUs. See (c) Restricted Stock Units above for additional discussion regarding RSUs.
9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of October 31, 2024 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2024
Money market mutual funds	$60,588	$—	$—	$60,588
Total assets	$60,588	$—	$—	$60,588
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
The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of October 31, 2024, the carrying value of the Company's debt and deferred consideration liabilities approximated fair value because the interest rates approximated market rates and the related maturities are relatively short-term.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the nine months ended October 31, 2024 and 2023.
10. Leases
(a) Phreesia as Lessee
The Company leases third-party data center space and office space in the U.S. under operating leases that expire on various dates through March 2027. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The Company has also entered into various finance lease arrangements for computer equipment. These agreements are typically three years and are secured by the underlying equipment.

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
As of October 31, 2024, for operating leases, the weighted-average remaining lease term was 1.8 years and the weighted-average discount rate is 7.9%. As of October 31, 2024, for finance leases, the weighted-average remaining lease term was 2.3 years, and the weighted-average discount rate is 7.9%.
The components of lease expense for the nine months ended October 31, 2024 were as follows:

October 31, 2024
Operating leases:
Operating lease cost	$684
Variable lease cost	—
Total operating lease cost	$684
Finance leases:
Amortization of right-of-use assets	$5,288
Interest on lease liabilities	668
Total finance lease cost	$5,956
Amortization of right-of-use assets for finance leases is included within depreciation expense on the Company's consolidated statements of operations.

The following represents a schedule of maturing lease commitments for operating and finance leases as of October 31, 2024:

	October 31, 2024
	Operating	Finance
Maturity of lease liabilities
2025 (remaining three months)	$280	$2,497
Fiscal year ending January 31,
2026	1,053	8,156
2027	583	5,691
2028	82	2,171
Thereafter	—	—
Total future minimum lease payments	$1,998	$18,515
Less: interest	(137)	(1,674)
Present value of lease liabilities	$1,861	$16,841
Other supplemental cash flow information for the nine months ended October 31, 2024 was as follows:

October 31, 2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$730
Operating cash used for finance leases	$668
Financing cash used for finance leases	$5,170

Right-of-use assets obtained in exchange for lease liabilities:
Operating	$1,958
Finance	13,709
Total	$15,667
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
During the three and nine months ended October 31, 2024, the Company recognized $2,395 and $7,107, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of October 31, 2024, except for those with terms of one year or less.
11. Commitments and contingencies
(a) Indemnifications
The Company’s agreements with certain customers include certain provisions for indemnifying customers against liabilities if its services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that may be involved in each particular agreement. To date, the Company has not incurred any material costs as a result of such provisions and has not accrued any liabilities related to such obligations in its consolidated financial statements.
In addition, the Company has indemnification agreements with its directors and its executive officers that require it, among other things, to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of those persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as a director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable it to recover a portion of any future indemnification amounts paid. To date, there have been no claims under any of the Company’s directors and executive officers indemnification provisions.
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
During the second quarter of fiscal 2025, the Company signed two non-cancelable purchase commitments to support its technology infrastructure that commenced during the three months ended October 31, 2024. Total undiscounted payments for the agreements through the fiscal year ending January 31, 2028 related to the agreements are $9,594.
During fiscal 2024, the Company signed a finance lease that commenced during the nine months ended October 31, 2024. Total undiscounted payments through the fiscal year ending January 31, 2028 related to the lease of $7,413 were included in other contractual commitments as of January 31, 2024 and were added at present value to finance lease liabilities during the nine months ended October 31, 2024.
During the second quarter of fiscal 2025, the Company signed a finance lease that commenced during the three months ended October 31, 2024. Total undiscounted payments through the fiscal year ending January 31, 2028 related to the lease of $7,731 were added at present value to finance lease liabilities during the nine months ended October 31, 2024.
During the nine months ended October 31, 2024, there were no other significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024.
12. Income taxes
For the three and nine months ended October 31, 2024, the Company recorded a tax provision of $442 and $1,702, respectively, compared to a tax provision of $372 and $1,326, respectively, for the corresponding periods in the prior year. The Company's provision for income taxes was 3.4% and 1.3% of loss before income taxes for the nine months ended October 31, 2024 and 2023, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets, and due to foreign income tax expense related to its Canadian branch and its subsidiary in India.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for its U.S. deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both October 31, 2024 and January 31, 2024.

13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended October 31,		Nine months ended October 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(14,403)	$(31,941)	$(52,137)	$(106,239)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	57,891,591	55,251,074	57,358,637	54,139,555
Net loss per share attributable to common stockholders	$(0.25)	$(0.58)	$(0.91)	$(1.96)
(b) Potential dilutive securities
The Company’s potential dilutive securities, which include stock options, RSUs, PSUs and grants under the Company's ESPP, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of October 31,
	2024	2023
Stock options to purchase common stock, restricted stock and performance stock awards	6,642,857	6,701,132
Employee stock purchase plan	82,784	66,799
Total	6,725,641	6,767,931
14. Related party transactions
For the three months ended October 31, 2024 and 2023, the Company recognized revenue totaling $326 and $319, respectively, for advertisements placed by a pharmaceutical company. For the nine months ended October 31, 2024 and 2023, the Company recognized revenue totaling $997 and $868, respectively, for advertisements placed by a pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of October 31, 2024 and January 31, 2024, accounts receivable from the pharmaceutical company totaled approximately $160 and $416, respectively.
For the nine months ended October 31, 2023, the Company recognized general and administrative expenses totaling $118 for software agreements with a software company. One of the Company's independent members of its board of directors served as the chief executive officer and a member of the board of directors for this software company until May 2023. This company is no longer considered a related party subsequent to May 2023. The expense amounts presented above include amounts incurred while the entity was a related party.
One of the Company's independent members of its board of directors has served as the chief financial officer of a software company since April 2022. The Company recognized de minimis expenses during both the three and nine months ended October 31, 2024 and 2023 under software agreements with this software company.
15. Acquisitions
Acquisitions of MediFind, Access and ConnectOnCall
On June 30, 2023, the Company entered into an agreement to acquire 100% of the outstanding equity of MediFind for aggregate consideration payable of $8,871 (the "MediFind Acquisition"). A portion of the consideration was paid in cash at closing (subject to a customary working capital adjustment) with the remainder of the consideration settled through the issuance of 150,786 shares of the Company's common stock to certain stockholders of

MediFind. MediFind is a consumer-facing healthcare product that helps patients - especially those with serious, chronic and rare diseases - find better care faster. The MediFind Acquisition was accounted for as a business combination. The Company acquired MediFind to reinforce its commitment to patient-centered care and expand its offerings to consumers.
On August 11, 2023, the Company entered into an agreement to acquire 100% of the outstanding equity of Access for aggregate consideration payable of $37,411 (the “Access Acquisition”). A portion of the consideration was paid in cash at closing (subject to a customary working capital adjustment) with the remainder of the consideration settled through the issuance of 1,096,436 shares of the Company's common stock to the holders of the outstanding equity of Access. Access is an innovative electronic forms management and automation provider that helps hospitals across the country streamline workflows, improve compliance and deliver a better patient experience. The Access Acquisition was accounted for as a business combination. The Company acquired Access to enhance and build on its existing functionality in the acute care space and to expand its network of clients and partners.
On October 3, 2023, the Company entered into an agreement to acquire 100% of the outstanding equity of ConnectOnCall for aggregate consideration payable of $13,946 (the “ConnectOnCall Acquisition”). A portion of the consideration was paid in cash at closing with the remainder of the consideration payable in seven quarterly installments beginning in fiscal year 2024. The first installment was paid in January 2024. ConnectOnCall is an automated medical answering solution that routes and triages after-hours calls and manages high daytime call volumes. The ConnectOnCall solution is built on real-time Electronic Health Record (“EHR”) integrations, enhancing the control and transparency of patient information for providers or practices when returning calls. The Company acquired ConnectOnCall to expand its offerings to provider organizations, helping them make the call-triaging process more efficient and less expensive.
The following table summarizes the estimated acquisition-date fair value of consideration transferred for each acquisition:

	MediFind	Access	ConnectOnCall	Total
Cash consideration paid to sellers	$3,901	$6,766	$3,946	$14,613
Equity consideration paid to sellers	4,676	30,645	—	35,321
Liabilities incurred to sellers	294	—	10,000	10,294
Total fair value of acquisition consideration	$8,871	$37,411	$13,946	$60,228
The acquisition-date fair value of equity consideration transferred was estimated using the closing stock price on the acquisition date for each acquisition. The acquisition-date fair value of liabilities incurred to sellers was estimated based on the timing of payments and an appropriate credit-adjusted discount rate of 9.3% per annum, determined with the assistance of a third-party appraiser. The Company accrues interest on the liability at 9.3% per annum. For the three and nine months ended October 31, 2024, the Company recorded interest expense on the liability incurred to sellers of $159 and $522, respectively, compared to interest expense of $76 and $76, respectively for the corresponding periods in the prior year.
The following table summarizes the calculation of cash paid for each acquisition, net of cash acquired per the Company's consolidated statement of cash flows for the nine months ended October 31, 2023:

	MediFind	Access	ConnectOnCall	Total
Cash consideration paid to sellers	$3,901	$6,766	$3,946	$14,613
Less: cash acquired	(231)	(80)	(23)	(334)
Cash paid for acquisitions, net of cash acquired per statement of cash flows	$3,670	$6,686	$3,923	$14,279
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
The Company, with the assistance of a third-party appraiser, assessed the fair value of the assets of MediFind, Access, and ConnectOnCall. The fair value of the acquired technology and trademark assets were estimated using the relief from royalty method. The fair value of customer relationships was estimated using a multi-period excess earnings method. To calculate fair value, the Company used cash flows discounted at a rate considered appropriate given the inherent risks associated with each asset.
The useful lives of the intangible assets were estimated based on the expected future economic benefit of the assets and are being amortized over the estimated useful life in proportion to the economic benefits consumed using the straight-line method. The amortization of intangible assets is not expected to be deductible for income tax purposes.

The goodwill recognized in each of the acquisitions is primarily attributable to expected synergies of the combined businesses driven by integrating the license and technology into our solutions and engaging with patients and providers, as well as the acquisition of an assembled workforce. The goodwill recognized for the Access and ConnectOnCall acquisitions is expected to be tax deductible. The goodwill recognized for the MediFind acquisition is not expected to be tax deductible.
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
Financial Highlights
•Total revenue increased 17% to $106.8 million in the three months ended October 31, 2024, as compared with $91.6 million in the three months ended October 31, 2023.
•Total revenue increased 19% to $310.1 million in the nine months ended October 31, 2024, as compared with $261.3 million in the nine months ended October 31, 2023.
•Net loss was $14.4 million in the three months ended October 31, 2024, as compared to a net loss of $31.9 million in the three months ended October 31, 2023.
•Net loss was $52.1 million in the nine months ended October 31, 2024, as compared to a net loss of $106.2 million in the nine months ended October 31, 2023.
•Adjusted EBITDA was $9.8 million in the three months ended October 31, 2024, as compared to negative $6.6 million in the three months ended October 31, 2023.
•Adjusted EBITDA was $20.4 million in the nine months ended October 31, 2024, as compared to negative $31.9 million in the nine months ended October 31, 2023.
•Net cash provided by operating activities was $5.8 million for the three months ended October 31, 2024, as compared to net cash used in operating activities of $6.3 million for the three months ended October 31, 2023.
•Net cash provided by operating activities was $16.1 million for the nine months ended October 31, 2024, as compared to net cash used in operating activities of $29.3 million for the nine months ended October 31, 2023.
•Free cash flow was $1.6 million for the three months ended October 31, 2024, as compared to negative $11.6 million for the three months ended October 31, 2023.
•Free cash flow was $0.9 million for the nine months ended October 31, 2024, as compared to negative $46.5 million for the nine months ended October 31, 2023.
•Cash and cash equivalents as of October 31, 2024 was $81.7 million, a decrease of $5.8 million compared to January 31, 2024.
For a reconciliation of Adjusted EBITDA to net loss and a reconciliation of free cash flow to net cash provided by (used in) operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”
Overview
We are a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. Our solutions include SaaS-based integrated tools that manage patient access, registration and payments. We offer tools to communicate with patients about their health that have demonstrated increased rates of preventive care and vaccinations. Additionally, our solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers to better understand their patients and connect them to needed services, resulting in improved health outcomes. We also provide life sciences companies, health plans and other payer organizations (payer), patient advocacy, public interest and other not-for-profit organizations with a channel for direct communication with patients. Our solutions also include additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specific clinical expertise.
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
Payment processing fees revenue generally grows in line with our network growth. However, patient payment volume in the first quarter of fiscal 2025 was negatively impacted by the Change Healthcare outage that began in late February. As we noted in the first quarter of fiscal 2025, this attack impacted a major part of the U.S. healthcare infrastructure including many of our clients.
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
The cyberattack on Change Healthcare and subsequent outage accelerated the wind-down of our relationship because Change Healthcare did not bring the online portal used by our client back online. As a result, our patient payment volume declined, reducing our payment processing revenue by approximately $1.4 million in the third quarter of fiscal 2025.
While the accelerated wind-down of the clearinghouse relationship negatively impacted payment processing revenue, which increased by 6% over the third quarter of fiscal 2024, the accelerated wind-down did not materially impact our total revenue, which increased by 17% over the third quarter of fiscal 2024, our net cash provided by (used in) operating activities, which improved by $12.1 million over the third quarter of fiscal 2024, or our overall results of operations.
During November 2024, CHC and their parent company, UnitedHealth Group, confirmed to Phreesia that none of the data sent to CHC by Phreesia on behalf of our clients was impacted as a part of this security incident.
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
Over several releases this year (July 9, 2024, August 15, 2024, September 27, 2024 and October 17, 2024) we restored certain portions of the ConnectOnCall service. The remainder of the ConnectOnCall service remains offline, and we are working diligently to restore the remainder of the service.
Additionally, as of this time, this service disruption incident has not had a material impact on our overall business operations, nor do we believe the incident is likely to have a material impact, based on our investigation to date.
Macroeconomic environment and geopolitical conditions
Our business is directly and indirectly affected by macroeconomic conditions, geopolitical conditions and the state of global financial markets. Geopolitical uncertainty resulting, in part, from the military conflict between Russia and Ukraine and the conflict in the Middle East, as well as other macro-economic conditions, such as the impact of pandemics, changes in interest rates, inflation in the cost of goods, services and labor, or a recession or an economic slowdown in the U.S. or internationally, have contributed to significant volatility and declines in global financial markets. The uncertainty over the extent and duration of the ongoing conflicts and these macroeconomic conditions continues to cause disruptions to businesses and markets worldwide. Additionally, the results of the 2024 U.S. presidential and congressional elections may result in additional geopolitical and macroeconomic uncertainty. While none of these factors individually has had a material impact on our business to date, it is difficult to predict the potential impact these factors may have on our future business results, and each could adversely impact our business operations, financial performance and results of operations.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three months ended October 31,		Nine months ended October 31,
Unaudited	2024	2023	2024	2023
Key Metrics:
Average number of healthcare services clients ("AHSCs")	4,237	3,688	4,157	3,481
Healthcare services revenue per AHSC	$17,481	$17,845	$53,351	$54,836
Total revenue per AHSC	$25,207	$24,842	$74,605	$75,063
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
•Healthcare services revenue per AHSC. We define Healthcare services revenue as the sum of subscription and related services revenue and payment processing revenue. We define Healthcare services revenue per AHSC as healthcare services revenue in a given period divided by AHSCs during that same period. We are focused on continually delivering value to our healthcare services clients and believe that our ability to increase healthcare services revenue per AHSC is an indicator of the long-term value of our solutions. Healthcare services revenue per AHSC was $17,481 in the three months ended October 31, 2024 compared to $17,845 in the same period in the prior year, a decrease of 2%. The decline was primarily driven by AHSC growth significantly outpacing growth in payment processing volume and payment processing revenue.
•Total revenue per AHSC. We define Total revenue per AHSC as Total revenue in a given period divided by AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment processing revenue. Additionally, our relationships with healthcare services clients who subscribe to our technology give us the opportunity to engage with life sciences companies, health plans and other payer organizations, patient advocacy, public interest and other not-for-profit organizations who deliver direct communication to patients through our solutions. As a result, we believe that our ability to increase Total revenue per AHSC is an indicator of the long-term value of our solutions. Total revenue per AHSC was $25,207 in the three months ended October 31, 2024 as compared to $24,842 in the same period in the prior year, a increase of 1%. The increase was driven primarily by network solutions revenue growth that outpaced AHSC growth.
Additional Information

	Three months ended October 31,		Nine months ended October 31,
Unaudited	2024	2023	2024	2023
Patient payment volume (in millions)	$1,081	$965	$3,340	$2,970
Payment facilitator volume percentage	81%	82%	81%	82%
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
Our total revenue consists of the following:
•Subscription and related services. We primarily generate subscription fees from our healthcare services clients based on the number of healthcare services clients that subscribe to and utilize our solutions. Our healthcare services clients are typically billed monthly in arrears, though in some instances, healthcare services clients may opt to be billed quarterly or annually in advance. Subscription fees are typically auto-debited from healthcare services clients’ accounts every month. As we target and add larger enterprise healthcare services clients, these clients may choose to contract differently than our typical per healthcare services client subscription model. To the extent we charge in an alternative manner with larger enterprise healthcare services clients, we expect that such a pricing model will recur and, combined with our per healthcare services client subscription fees, will increase as a percentage of our total revenue. In addition, we receive certain fees from healthcare services clients for professional services associated with our implementation services as well as travel and expense reimbursements, shipping and handling fees, leasing and sales of hardware (PhreesiaPads and Arrivals Kiosks), on-site support and training.
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
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that substantially all of our U.S. deferred tax assets as of October 31, 2024 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance. Provision for income taxes also includes U.S. state and local income taxes and foreign income taxes. We record unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjust these balances when our judgement changes as a result of the evaluation of new information previously not available.

Comparison of results of operations for the three and nine months ended October 31, 2024 and 2023
(Unaudited)
Revenue

	Three months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Subscription and related services	$49,363	$42,595	$6,768	16%
Payment processing fees	24,704	23,218	1,486	6%
Network solutions	32,733	25,806	6,927	27%
Total revenue	$106,800	$91,619	$15,181	17%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $6.8 million to $49.4 million for the three months ended October 31, 2024, as compared to $42.6 million for the three months ended October 31, 2023, primarily due to the new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through our solutions increased $1.5 million to $24.7 million for the three months ended October 31, 2024, as compared to $23.2 million for the three months ended October 31, 2023, due to the addition of more healthcare services clients, which drove increases in patient visits and patient payments processed through our platform. Payment processing fees for the three months ended October 31, 2024 were reduced by approximately $1.4 million related to the accelerated wind-down of a relationship with a clearinghouse client, which occurred in connection with the Change Healthcare cybersecurity incident. See Change Healthcare Cybersecurity Incident section above for additional information regarding the wind-down of this clearinghouse client relationship.
•Network solutions. Our revenue from life science and payer clients increased $6.9 million to $32.7 million for the three months ended October 31, 2024, as compared to $25.8 million for the three months ended October 31, 2023, due to an increase engagement, education programs and deeper patient outreach among the existing programs.

	Nine months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Subscription and related services	$144,717	$119,783	$24,934	21%
Payment processing fees	77,064	71,102	5,962	8%
Network solutions	88,351	70,409	17,942	25%
Total revenue	$310,132	$261,294	$48,838	19%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $24.9 million to $144.7 million for the nine months ended October 31, 2024, as compared to $119.8 million for the nine months ended October 31, 2023, primarily due to the new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through our solutions increased $6.0 million to $77.1 million for the nine months ended October 31, 2024, as compared to $71.1 million for the nine months ended October 31, 2023, due to the addition of more healthcare services clients, which drove increases in patient visits and patient payments processed through our platform. Payment processing fees for the nine months ended October 31, 2024 were reduced by approximately $4.7 million related to the accelerated wind-down of a relationship with a clearinghouse client, which occurred in connection with the Change Healthcare cybersecurity incident. See Change Healthcare Cybersecurity Incident section above for additional information regarding the wind-down of this clearinghouse client relationship.
•Network solutions. Our revenue from life science and payer clients increased $17.9 million to $88.4 million for the nine months ended October 31, 2024, as compared to $70.4 million for the nine months ended October 31, 2023, due to an increase engagement, education programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$17,854	$15,529	$2,325	15%
Cost of revenue (excluding depreciation and amortization) increased $2.3 million to $17.9 million for the three months ended October 31, 2024, as compared to $15.5 million for the three months ended October 31, 2023. The increase primarily resulted from a $2.8 million increase in other third-party costs driven by growth in revenue, partially offset by a $0.5 million decrease in labor costs.
Stock compensation incurred related to cost of revenue was $1.3 million for the three months ended October 31, 2024, as well as for the three months ended October 31, 2023.

	Nine months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$49,720	$44,885	$4,835	11%
Cost of revenue (excluding depreciation and amortization) increased $4.8 million to $49.7 million for the nine months ended October 31, 2024, as compared to $44.9 million for the nine months ended October 31, 2023. The increase primarily resulted from a $5.1 million increase in other third-party costs driven by growth in revenue, partially offset by a $0.2 million decrease in labor costs.
Stock compensation incurred related to cost of revenue was $3.7 million and $3.5 million for the nine months ended October 31, 2024 and 2023, respectively.
Payment processing expense

	Three months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Payment processing expense	$16,683	$15,410	$1,273	8%
Payment processing expense increased $1.3 million to $16.7 million for the three months ended October 31, 2024, as compared to $15.4 million for the three months ended October 31, 2023. The increase primarily resulted from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year.
Payment processing expense for the three months ended October 31, 2024 was reduced by the accelerated wind-down of a relationship with a clearinghouse client, which occurred in connection with the Change Healthcare cybersecurity incident. See Change Healthcare Cybersecurity Incident section above for additional information regarding the wind-down of this clearinghouse client relationship.

	Nine months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Payment processing expense	$51,648	$47,352	$4,296	9%
Payment processing expense increased $4.3 million to $51.6 million for the nine months ended October 31, 2024, as compared to $47.4 million for the nine months ended October 31, 2023. The increase primarily resulted from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year.
Payment processing expense for the nine months ended October 31, 2024 was reduced by the accelerated wind-down of a relationship with a clearinghouse client, which occurred in connection with the Change Healthcare cybersecurity incident. See Change Healthcare Cybersecurity Incident section above for additional information regarding the wind-down of this clearinghouse client relationship.
Sales and marketing

	Three months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$30,071	$36,478	$(6,407)	(18)%
Sales and marketing expense decreased $6.4 million to $30.1 million for the three months ended October 31, 2024, as compared to $36.5 million for the three months ended October 31, 2023. The decrease primarily resulted from a $3.4 million decrease in labor costs as well as a $3.0 million decrease in other third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $5.4 million and $6.3 million for the three months ended October 31, 2024 and 2023, respectively.

	Nine months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Sales and marketing	$92,266	$111,135	$(18,869)	(17)%
Sales and marketing expense decreased $18.9 million to $92.3 million for the nine months ended October 31, 2024, as compared to $111.1 million for the nine months ended October 31, 2023. The decrease primarily resulted from a $13.5 million decrease in labor costs and a $5.3 million decrease in other third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $16.5 million and $19.9 million for the nine months ended October 31, 2024 and 2023, respectively.
Research and development

	Three months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Research and development	$29,315	$28,544	$771	3%
Research and development expense increased $0.8 million to $29.3 million for the three months ended October 31, 2024, as compared to $28.5 million for the three months ended October 31, 2023. The increase primarily resulted from a $0.8 million increase in software and other third-party costs.
Stock compensation incurred related to research and development expense was $3.8 million and $4.6 million for the three months ended October 31, 2024 and 2023, respectively.

	Nine months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Research and development	$87,738	$82,484	$5,254	6%
Research and development expense increased $5.3 million to $87.7 million for the nine months ended October 31, 2024, as compared to $82.5 million for the nine months ended October 31, 2023. The increase resulted primarily from a $2.4 million increase in software costs, a $2.2 million increase in labor costs and a $0.7 million increase in other third-party costs.
Stock compensation incurred related to research and development expense was $11.0 million and $13.0 million for the nine months ended October 31, 2024 and 2023, respectively.
General and administrative

	Three months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
General and administrative	$19,633	$20,240	$(607)	(3)%

General and administrative expense decreased $0.6 million to $19.6 million for the three months ended October 31, 2024, as compared to $20.2 million for the three months ended October 31, 2023. The decrease primarily resulted from a decrease in third-party costs associated with prior-year acquisitions, partially offset by an increase in other third-party costs, including a $0.6 million increase in professional services costs.
Stock compensation incurred related to general and administrative expense was $6.0 million and $5.8 million for the three months ended October 31, 2024 and 2023, respectively.

	Nine months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
General and administrative	$58,182	$61,105	$(2,923)	(5)%
General and administrative expense decreased $2.9 million to $58.2 million for the nine months ended October 31, 2024, as compared to $61.1 million for the nine months ended October 31, 2023. The decrease primarily resulted from a $3.1 million decrease in third-party costs associated with prior-year acquisitions as well as a $0.6 million decrease in other third-party general and administrative expenses, partially offset by a $0.8 million increase in labor costs.
Stock compensation incurred related to general and administrative expense was $18.5 million and $17.4 million for the nine months ended October 31, 2024 and 2023, respectively.
Depreciation

	Three months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Depreciation	$3,566	$4,483	$(917)	(20)%
Depreciation expense decreased $0.9 million to $3.6 million for the three months ended October 31, 2024, as compared to $4.5 million for the three months ended October 31, 2023. The decrease was primarily attributable to lower computer equipment depreciation.

	Nine months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Depreciation	$11,011	$13,231	$(2,220)	(17)%
Depreciation expense decreased $2.2 million to $11.0 million for the nine months ended October 31, 2024, as compared to $13.2 million for the nine months ended October 31, 2023. The decrease was primarily attributable to lower computer equipment depreciation.
Amortization

	Three months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Amortization	$3,521	$2,980	$541	18%
Amortization expense increased $0.5 million to $3.5 million for the three months ended October 31, 2024 as compared to $3.0 million for the three months ended October 31, 2023. The increase was primarily driven by higher amortization of capitalized internal-use software development costs as well as amortization of intangible assets acquired during fiscal 2024.

	Nine months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Amortization	$10,052	$8,003	$2,049	26%
Amortization expense increased $2.0 million to $10.1 million for the nine months ended October 31, 2024 as compared to $8.0 million for the nine months ended October 31, 2023. The increase was primarily driven by amortization of intangible assets acquired during fiscal 2024 as well as higher amortization of capitalized internal-use software development costs.
Other expense, net

	Three months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Other expense, net	$(144)	$(47)	$(97)	206%
Other expense, net was expense of $0.1 million for the three months ended October 31, 2024 as compared to expense of less than $0.1 million for the three months ended October 31, 2023. Other expense, net is comprised primarily of foreign exchange losses.

	Nine months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Other expense, net	$(261)	$(39)	$(222)	569%
Other expense, net was expense of $0.3 million for the nine months ended October 31, 2024 as compared to expense of less than $0.1 million for the nine months ended October 31, 2023. Other expense, net is comprised primarily of foreign exchange losses.
Interest income, net

	Three months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest income, net	$26	$523	$(497)	(95)%
Interest income, net was less than $0.1 million for the three months ended October 31, 2024, as compared to $0.5 million for the three months ended October 31, 2023. The decrease is primarily attributable to lower interest income earned from our cash and cash equivalent balances, as well as higher interest expense on our finance leases and other financing obligations.

	Nine months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest income, net	$311	$2,027	$(1,716)	(85)%
Interest income, net was $0.3 million for the nine months ended October 31, 2024, as compared to $2.0 million for the nine months ended October 31, 2023. The decrease is primarily attributable to lower interest income earned from our cash and cash equivalent balances, as well as higher interest expense on our finance leases and other financing obligations.
Provision for income taxes

	Three months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Provision for income taxes	$(442)	$(372)	$(70)	19%
Provision for income taxes increased by $0.1 million to $0.4 million for the three months ended October 31, 2024 compared to $0.4 million for the three months ended October 31, 2023. The increase in provision for income taxes relates primarily to an increase in Canadian and Indian income tax expense.

	Nine months ended October 31,
($ in thousands)	2024	2023	$ Change	% Change
Provision for income taxes	$(1,702)	$(1,326)	$(376)	28%

Provision for income taxes increased by $0.4 million to $1.7 million for the nine months ended October 31, 2024 compared to $1.3 million for the nine months ended October 31, 2023. The increase in provision for income taxes relates primarily to an increase in Canadian and Indian income tax expense.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, unaudited)	2024	2023	2024	2023
Net loss	$(14,403)	$(31,941)	$(52,137)	$(106,239)
Interest income, net	(26)	(523)	(311)	(2,027)
Provision for income taxes	442	372	1,702	1,326
Depreciation and amortization	7,087	7,463	21,063	21,234
Stock-based compensation expense	16,525	17,963	49,813	53,749
Other expense, net	144	47	261	39
Adjusted EBITDA	$9,769	$(6,619)	$20,391	$(31,918)
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
The following table presents a reconciliation of free cash flow from net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, unaudited)	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$5,785	$(6,310)	$16,125	$(29,300)
Less:
Capitalized internal-use software	(3,566)	(4,069)	(11,112)	(13,889)
Purchases of property and equipment	(616)	(1,242)	(5,919)	(3,344)
Free cash flow	$1,603	$(11,621)	$(906)	$(46,533)
Liquidity and capital resources
As of October 31, 2024 and January 31, 2024, we had cash and cash equivalents of $81.7 million and $87.5 million, respectively. Cash and cash equivalents consist of money market mutual funds and cash on deposit.
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
Capital One facility
In December 2023, we entered into a 5-year $50 million senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5.0 million and a letter of credit sub-limit of at least $5.0 million. The new Capital One Credit Facility was entered into with Capital One, N.A. (“Capital One”) acting as administrative agent and replaces our previous senior secured revolving credit facility with Silicon Valley Bank, which we terminated the same date. We believe the new Capital One Credit Facility will give us additional financial flexibility through fiscal 2028. The facility is available to us for working capital and general corporate purposes.
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
Financing agreements
In June 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of October 31, 2024, there was $2.2 million in outstanding principal and interest due under the agreement. The financing agreement requires us to pay $0.1 million per month for 36 months beginning August 2023. The effective interest rate on the agreement is 10.5% per annum.
Liabilities issued as consideration for acquisition
In October 2023, we entered into an agreement to acquire 100% of the outstanding equity of ConnectOnCall for total consideration of $13.9 million, including liabilities with an acquisition-date fair value of $10.0 million. The liabilities included undiscounted payments of $10.9 million payable in seven quarterly installments from December 2023 through June 2025. As of October 31, 2024, the Company has recorded a liability of $7.3 million for the payments remaining through June 2025.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, unaudited)	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$5,785	$(6,310)	$16,125	$(29,300)
Net cash used in investing activities	(4,182)	(15,717)	(17,031)	(31,512)
Net cash used in financing activities	(1,651)	(2,284)	(4,857)	(12,505)
Effect of exchange rate changes on cash and cash equivalents	(10)	—	(17)	—
Net decrease in cash and cash equivalents	$(58)	$(24,311)	$(5,780)	$(73,317)
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
During the three and nine months ended October 31, 2024, net cash provided by operating activities was $5.8 million and $16.1 million, respectively, as our cash received from customers in connection with our normal operations exceeded our cash paid to employees and suppliers.
During the three and nine months ended October 31, 2023, net cash used in operating activities was $6.3 million and $29.3 million, respectively, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
The change in net cash provided by (used in) operating activities was driven primarily by an increase in cash received from customers driven by higher revenues during the three and nine month periods ended October 31, 2024.
Investing activities
During the three months ended October 31, 2024, net cash used in investing activities was $4.2 million, principally resulting from $3.6 million of capitalized internal-use software costs, as well as $0.6 million of purchases of property and equipment, primarily for computer equipment.
During the three months ended October 31, 2023, net cash used in investing activities was $15.7 million, principally resulting from $10.4 million of net cash paid for the Access and ConnectOnCall acquisitions, as well as $4.1 million of capitalized internal-use software costs and $1.2 million of purchases of property and equipment, principally for software.
During the nine months ended October 31, 2024, net cash used in investing activities was $17.0 million, principally resulting from $11.1 million of capitalized internal-use software costs, as well as $5.9 million of purchases of property and equipment, principally for software and computer equipment.
During the nine months ended October 31, 2023, net cash used in investing activities was $31.5 million, principally resulting from $14.3 million of net cash paid for the MediFind, Access and ConnectOnCall acquisitions, as well as $13.9 million of capitalized internal-use software costs and $3.3 million of purchases of property and equipment, principally for software.
Financing activities
During the three months ended October 31, 2024, net cash used in financing activities was $1.7 million, primarily consisting of $2.2 million used for principal payments on finance leases and financing arrangements and $0.3 million used for principal payments on acquisition-related liabilities, partially offset by $0.9 million in proceeds from our equity compensation plans.
During the three months ended October 31, 2023, net cash used in financing activities was $2.3 million, primarily consisting of $2.0 million used for principal payments on finance leases and $1.5 million used for treasury stock to satisfy tax withholdings on stock compensation awards, partially offset by $1.2 million in proceeds from our equity compensation plans.
During the nine months ended October 31, 2024, net cash used in financing activities was $4.9 million, primarily consisting of $6.1 million used for principal payments on finance leases and financing arrangements and $1.7 million used for principal payments on acquisition-related liabilities, partially offset by $3.0 million in proceeds from our equity compensation plans.
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
During the nine months ended October 31, 2024, the Company recorded finance leases with total undiscounted payments of $15,511 through the fiscal year ending January 31, 2028. As of January 31, 2024, undiscounted payments of $7,413 for finance leases were included in contractual purchase commitments as the leases were signed but had not yet commenced.
Additionally, during the nine months ended October 31, 2024, the Company entered into two significant new non-cancelable purchase commitments to support our technology infrastructure. Total undiscounted payments are $9,594 through fiscal year 2028.
During the nine months ended October 31, 2024, there were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024.
See “Liquidity and Capital Resources” above for information regarding our termination of the Third SVB Facility and our entry into the Capital One Credit Facility, and their impact on our cash and cash equivalents, liquidity and sources of funds available for our material cash requirements.
Critical accounting policies and estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve revenue recognition, the fair value of assets acquired in business combinations, capitalized internal-use software, income taxes, and valuation of our stock-based compensation. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2024 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States, Canada and India, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest rate risk
As of October 31, 2024, our cash and cash equivalents consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
Although we had no debt outstanding under the Capital One Credit Facility as of October 31, 2024, changes in interest rates would affect interest expense if we borrowed under the Capital One Credit Facility in the future.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and Indian Rupee, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our expenses as expressed in U.S. dollars for the fiscal year ended January 31, 2024. Additionally, changes in exchange rates largely offset operating income for the fiscal year ended January 31, 2024. For the three months ended October 31, 2024, approximately 83% of our expenses were denominated in US Dollars.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded, and such fluctuations can impact our net income. Foreign currency losses, primarily resulting from the re-measurement of monetary account balances, were $0.1 million and $0.3 million for the three and nine months ended October 31, 2024, respectively.
We do not believe that a 1% increase or decrease in foreign exchange rates between the Canadian Dollar, Indian Rupee and US Dollar would have a material effect on our results of operations or financial condition.
During the nine months ended October 31, 2024, there were no significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 15, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred significant operating losses since our inception. For the three and nine months ended October 31, 2024 and the years ended January 31, 2024 and January 31, 2023, we had net losses of $14.4 million, $52.1 million, $136.9 million and $176.1 million, respectively, and losses from operations of $13.8 million, $50.5 million, $136.5 million and $176.6 million respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
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
In addition, macroeconomic challenges (including changes in inflation and interest rates) and the tight labor market have adversely affected, and may continue to adversely affect, workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. These factors have and could further decrease healthcare industry spending, adversely affect demand for our products and services, impair the ability of our clients to pay for the products and services they have already purchased from us, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.
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
We may become subject to material litigation in the future. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we are not, or cannot be, insured against. We generally intend to defend ourselves vigorously; however, we cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having a material adverse effect on our business, financial condition, results of operations, cash flow and per share trading price of our common stock. For example, while we attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes or security breaches, and maintain liability insurance coverage, including coverage for cybersecurity and errors and omissions, claims may exceed the amount of our applicable insurance coverage or this coverage may not continue to be available on acceptable terms or in sufficient amounts. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and adversely impact our ability to attract directors and officers.
Risks relating to our payments business
If our payments platform is limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected.
Our payments platform is a core element of our business. For the three and nine months ended October 31, 2024 and the fiscal year ended January 31, 2024, our payments platform generated 23%, 25% and 27% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, or the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, were to be reduced as a result of disruptions in the payment processing industry or other factors, it could result in a decrease to our revenue, which could harm our business, financial condition and results of operations. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended October 31, 2024 our net cash provided by operating activities was $16.1 million. As of October 31, 2024, we had $81.7 million of cash and cash equivalents, which are held for working capital purposes. As of October 31, 2024 and January 31, 2024, we had no outstanding borrowings under the Capital One Credit Facility, with the ability to borrow up to $50.0 million.
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
Adverse developments that affect financial institutions, transactional counterparties or other third parties, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in early 2023, several financial institutions closed and were taken into receivership by the FDIC.
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
•macroeconomic conditions, such as changes in interest rates and economic slowdowns and recessions, and political conditions or events including from the results of the 2024 U.S. presidential and congressional elections and those resulting from geopolitical uncertainty and instability or war, such as the ongoing military conflict between Russia and Ukraine and the conflict in the Middle East; and
•our sale of common stock or other securities in the future.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered securities during the quarter ended October 31, 2024 that were not previously reported on a Current Report on Form 8-K.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On September 24, 2024, Lisa Egbuonu-Davis, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Dr. Egbuonu-Davis’s Rule 10b5-1 Trading Plan, which expires on September 30, 2025, provides for the sale of up to 3,267 shares of common stock.
On September 12, 2024, Allison Hoffman, the General Counsel and Secretary of the Company, terminated a Rule 10b5-1 Trading Plan. Ms. Hoffman’s terminated Rule 10b5-1 Trading Plan was adopted on December 20, 2023, would have expired on January 31, 2025 if not earlier terminated and provided for the sale of up to 2,000 shares of common stock, plus an additional number of shares receivable upon the future vesting of certain equity awards to be granted in connection with Ms. Hoffman’s fiscal year 2024 bonus and first half of fiscal year 2025 bonus, net of any shares sold by Ms. Hoffman to satisfy applicable taxes, pursuant to the terms of such Rule 10b5-1 Trading

Plan. As of the date of termination of the Rule 10b5-1 Trading Plan, Ms. Hoffman had sold 6,698 shares of common stock under its terms.
On September 13, 2024, Ms. Hoffman adopted a new Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Hoffman’s Rule 10b5-1 Trading Plan provides for the sale of up to 13,983 shares of common stock plus an additional number of shares that are receivable upon the future vesting of certain equity awards to be granted in connection with Ms. Hoffman’s fiscal year 2025 bonus and first half of fiscal year 2026 bonus, net of any shares sold by Ms. Hoffman to satisfy applicable taxes, pursuant to the terms of her Rule 10b5-1 Trading Plan. On September 17, 2024, Ms. Hoffman modified her 10b5-1 Trading Plan to increase the number of shares covered by the plan to include 100% of all future vesting of PSUs, net of the number of shares sold to cover Ms. Hoffman’s taxes. The number of shares to be granted pursuant to Ms. Hoffman’s fiscal year 2025 bonus and first half of fiscal 2026 bonus, the number of PSUs to be awarded to Ms. Hoffman at the end of their relevant performance periods, and the number of shares to be sold by Ms. Hoffman to cover taxes, and thus the exact number of shares to be sold pursuant to Ms. Hoffman modified Rule 10b5-1 Trading Plan, can only be determined upon the occurrence of the future vesting events. Ms. Hoffman’s modified Rule 10b5-1 Trading Plan expires on September 30, 2025, or upon the earlier completion of all authorized transactions under the plan.
On September 16, 2024, Balaji Gandhi, the Chief Financial Officer of the Company, terminated a Rule 10b5-1 Trading Plan. Mr. Gandhi’s terminated 10b5-1 Trading Plan was adopted on April 19, 2024, would have expired on March 14, 2025 if not earlier terminated and provided for the sale of up to 43,362 shares of common stock, plus an additional number of shares receivable upon the future vesting of certain equity awards to be granted in connection with his first half of fiscal year 2025 bonus, net of any shares sold by Mr. Gandhi to satisfy applicable taxes, pursuant to the terms of his Rule 10b5-1 Trading Plan. As of the date of termination of the Rule 10b5-1 Trading Plan, Mr. Gandhi had sold no shares of common stock under its terms.
On September 17, 2024, Mr. Gandhi adopted a new Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Gandhi’s Rule 10b5-1 Trading Plan provides for the sale of (i) up to 29,936 shares of common stock, (ii) an additional number of shares receivable upon the vesting of certain equity awards that may be granted pursuant to Mr. Gandhi’s fiscal year 2025 bonus and first half of fiscal year 2026 bonus, net of any shares sold in non-discretionary transactions pursuant to the Company’s mandatory sell-to-cover policy to cover Mr. Gandhi’s tax withholding obligations in connection with the vesting and settlement of RSUs and (iii) 100% of all future vesting of PSUs, net of the number of shares sold to cover Mr. Gandhi’s taxes. The number of shares to be granted pursuant to Mr. Gandhi’s fiscal year 2025 bonus and first half of fiscal year 2026 bonus, the number of PSUs to be awarded to Mr. Gandhi at the end of their relevant performance periods, and the number of shares to be sold by him to cover taxes, and thus the exact number of shares to be sold pursuant to Mr. Gandhi’s Rule 105b-1 Trading Plan, can only be determined upon the occurrence of future events. Mr. Gandhi’s Rule 10b5-1 Trading Plan expires on September 30, 2025, or upon the earlier completion of all authorized transactions under the plan.

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

PHREESIA, INC.

Date: December 9, 2024	By:	/s/ Chaim Indig
Chaim Indig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 9, 2024	By:	/s/ Balaji Gandhi
Balaji Gandhi
Chief Financial Officer
(Principal Financial Officer)