Form 10-K
period 2025-01-31
Phreesia, Inc.
filed 2025-03-13
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025
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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on July 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on such date was approximately $1,355,922,770. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 7, 2025, there were 58,772,448 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Summary of Material Risks Associated with our Business

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks and uncertainties include, but are not limited to, the following:

•We operate in a highly competitive industry, and if we are not able to compete effectively, including with the electronic health records ("EHR") and practice management ("PM") systems with which we integrate, our business and results of operations may be harmed.
•If we fail to manage our future growth effectively, our revenue may not increase, and we may be unable to implement our business strategy.
•Our operating results have fluctuated and may continue to fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
•Privacy concerns, cyber-attacks, data breaches or cybersecurity incidents relating to our SaaS-based solutions could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
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
•We have made, and may in the future make, acquisitions and investments which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.
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
•our ability to achieve positive net income and our ability to maintain and grow positive Adjusted EBITDA;
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
•the impact of privacy concerns, data breaches or other cybersecurity incidents on our business operations, financial performance and results of operations;
•the uncertainty and ongoing flux of the regulatory and political framework, including potential regulatory, judicial, and legislative changes or developments resulting from the change in U.S. presidential administration;
•our ability to comply with laws and regulations;
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
•the possibility that we may become subject to future litigation and the expected outcome of any ongoing litigation matters;

•our future indebtedness and contractual obligations;
•our expectations regarding trends in our key metrics and revenue from subscription fees from our healthcare services clients, payment processing fees and fees charged to our life sciences clients and other organizations for delivering direct communications to help activate, engage and educate patients about topics critical to their health;
•our ability to meet our objectives regarding our operations in India; and
•other risks and uncertainties, including those listed under the section titled "Risk Factors."
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

PART I
Item 1. Business
Overview
We are a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. Phreesia’s mission is to make care easier every day. We have created an integrated and streamlined system that automates data capture and activates patients before, during and after their interaction with their healthcare services provider. Our solutions include SaaS-based integrated tools that manage patient access, registration and payments. We offer tools to communicate with patients about their health that have demonstrated increased rates of preventive care and vaccinations. Additionally, our solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers better understand their patients and connect them to needed services, resulting in improved health outcomes. We also provide life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations with a channel for direct education and communication with patients in a privacy-protected environment. Additional products and services include the MediFind provider directory, which helps patients find care based on providers' specialty and condition expertise. In fiscal 2025, we facilitated patient visits in over 4,300 healthcare services clients across all 50 states. We define a patient visit as an individual, in-person or telehealth visit to a healthcare services provider, which may include multiple encounters by the same patient.
Patient intake is a complex and time-consuming process involving numerous tasks, including registration, insurance verification, patient questionnaires, patient-reported outcomes ("PROs") and payments. Inefficiencies during the intake process often result in lower satisfaction for patients and healthcare services organizations, wasted time, missed revenue opportunities and diminished health outcomes.
Our comprehensive range of technology solutions and services include registration, appointment scheduling, payments, automated answering services, and post-appointment patient surveys. We securely collect and analyze each patient’s information and provide engagement tools to efficiently guide each patient through their healthcare journey. We deploy our solutions to patients across a range of modalities, including through patients’ mobile devices (Phreesia Mobile), and through our self-service intake tablets (PhreesiaPads) and on-site kiosks (Arrivals Kiosks), all of which provide an individualized experience for each patient based on age, gender, appointment type and other clinical and demographic factors. We deploy our solutions to healthcare services clients through a web-based dashboard (Phreesia Dashboard). Our solutions are highly customizable and scalable to any size healthcare service organization and can seamlessly integrate within a client’s workflows and leading Practice Management, or PM, and Electronic Health Record, or EHR, systems. Our solutions additionally allow for secure and integrated payments at the time-of-service and after explanation of benefits.
We serve an array of healthcare services clients of all sizes across over 25 specialties, ranging from single-specialty practices, including internal and family medicine, urology, dermatology, and orthopedics, to large, multi-specialty groups and health systems as well as other organizations that provide other types of healthcare-related services. Our network solutions clients include life sciences companies in the pharmaceutical, biotechnology and medical device industries, as well as government entities, patient advocacy, public interest and other not-for-profit organizations seeking to activate, engage and educate patients about topics critical to their health. Our goal is to help patients have more informed conversations to help them make decisions about their care.
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
•Our registration solutions automate patient self-registration before or at the time of the patient’s visit— via Phreesia Mobile or through the use of a purpose-built PhreesiaPad or Arrivals Kiosk for on-site check-in. Our

Phreesia Dashboard is used by healthcare services organization staff to monitor and manage the intake process. We also collect clinical intake and PRO data for more than 25 specialties, enabling our clients to ask the right clinical questions of the appropriate patients at the right time and gather key data that aligns with their quality-reporting goals. In addition, our registration solutions include electronic forms that streamline workflows, improve compliance and deliver a better patient experience.
•Our revenue cycle solutions provide insurance-verification processes, point-of-sale payments applications, post-visit payment collection and flexible payment options, which help healthcare services clients maximize the timely collection of patient payments.
•Our network solutions provide a channel for our life sciences, patient advocacy, government and public health clients to deliver content to patients who use our solutions and our MediFind platform. On behalf of our clients, we deliver clinically relevant content to patients who consent to receive information and engagement. Viewing content is optional, and patients can revoke their authorization at any time. Additionally, our DoctorFinder product allows Life Sciences companies to embed our MediFind doctor directory in their own websites, thereby helping patients find appropriate care for their unique needs.
Our market opportunity
We serve a range of healthcare services clients, including single-specialty practices, large multi-specialty groups and health systems. We provide services to large and small pharmaceutical, medical device and biotechnology companies, as well as government entities and other organizations. We believe our current addressable market is approximately $10.0 billion and is derived from: (1) the potential $6.3 billion of subscription and related services revenue generated from the approximately 1.4 million U.S.-based healthcare services organizations who take medical appointments in ambulatory care settings and healthcare service providers who work in hospital settings, (2) the estimated potential $2.3 billion of consumer-related transaction and payment processing fees, which are based on a percentage of payments that we process through our platform and address approximately $95.0 billion of annual out of pocket patient spend in ambulatory healthcare related professional services, (3) an estimated potential $1.9 billion in Network solutions revenue, based on projections of direct-to-consumer point-of-care marketing spend and other digital, direct-to-consumer life sciences marketing spend. We estimate that our target client universe in the ambulatory and hospital markets is approximately 50,000 unique healthcare services clients. As we develop new products and services, we expect our total addressable market to grow.
Our value proposition
We are focused on providing healthcare services organizations, life sciences companies, government entities and other organizations the tools to help patients take a more active role in their care. We believe our solutions provide a unique value proposition that is differentiated from what is offered by the traditional healthcare system.
Value proposition for patients
•Improved patient experience. Our solutions streamline the patient access and patient intake processes and provide consumer-centric options for check-in. We pre-populate information from prior visits, minimizing the frustration of repetitive questions during the intake process and streamlining the information for review by a clinician by the time the patient reaches the exam room. We also offer patients a convenient, flexible, secure intake experience that saves time and provides clarity regarding the amount of payment due. The MediFind provider directory helps patients find the right care for their unique needs. Patients are also able to save time by making their appointments using our technology. Additionally, our smart answering and after hours care solution improves the patient experience by routing incoming patient calls to the appropriate healthcare resources.
•Flexible payment options. We provide patients with flexibility and choice in how they pay for healthcare services. Patients are able to pay upfront or set up an automated payment plan that adheres to our healthcare services clients' financial policies. Patients can also choose to pay online on their healthcare services organization’s website or place a card on file, removing the need for difficult payment-related conversations with staff. Additionally, we customize the messaging, channel and timing of payment reminders by providing patients with easy-to-read digital bills through preferred patient channels including text or email.
•Activation in care. By leveraging the power of self-service, flexible software solutions and consent-based content delivery, we support and activate patients along their healthcare journey so they can take an active role in their healthcare decisions, resulting in improved health outcomes.
Value proposition for healthcare services clients

•Simplify operations and enhance staff efficiency. We enable healthcare services clients to streamline operations through automated patient access and intake, automated answering services and payments that are integrated into existing workflows and PM and EHR systems. By automating the numerous tasks and forms associated with the intake process, our healthcare services clients have been able to save time on patient check-ins and inbound calls. Our automated answering service routes and triages incoming patient calls during a practice’s normal business hours to connect patients with appropriate resources and services including medication refills and appointment scheduling, and our after-hours care service connects patients with the appropriate care after hours.
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
Value proposition for life sciences and other organizations
•Direct communications. We provide life sciences companies, government entities, patient advocacy and other organizations with a channel to reach and engage patients in a relevant, privacy-protected environment. Our data-driven solutions ensure content is appropriately tailored to facilitate conversations with healthcare providers and support improved health outcomes.
•Speed diagnosis and increase uptake of preventive health services. Our data and analytics capabilities identify relevant patient populations that align with our life sciences clients’ audiences. Based on our ongoing analyses of client marketing and education campaigns conducted by data analytics companies, we believe patients exposed to our campaigns are more likely, on average, to receive a relevant diagnosis, undergo a preventive health screening, or receive a relevant treatment, than control patients.
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
Life sciences marketing is highly competitive and rapidly evolving and consists of both traditional media platforms (e.g. television and print media) as well as more modern web-based and application-based platforms that provide direct-to-consumer marketing for the life sciences industries. Our direct marketing solutions are unique and compete across the healthcare journey including during the search for care, at the point of care, and at pre- and post-visit moments across an array of digital devices backed by our commitment to transparency and third-party auditing. We compete on the basis of several factors, including price, quality, transparency and the ability to demonstrate meaningful return on investment.
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
Expanding our solutions to new healthcare services organizations
The market for a technology-powered intake and payment solution in the U.S. healthcare industry is large and underserved, and we believe we have a substantial opportunity to grow our client base and market share. With the ability to support over 25 different medical specialties and existing agreements with leading PM and EHR providers, we are able to serve a large portion of the U.S. ambulatory and acute care market. We currently serve a small percentage of ambulatory and acute care organizations, and we plan to continue to utilize our direct sales force to win new clients. We believe that expanding our solutions to new healthcare services organizations supports revenue growth for all of our solutions.
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
Continuing to innovate and leverage our solutions
We believe our depth, scalability and robust capabilities allow us to address key challenges facing providers, life sciences companies and other organizations. As an innovative leader across these segments of healthcare, we intend to continue to invest in new value-added offerings for our clients. We have a well-defined technology roadmap to introduce new features and functionality to our products. We intend to leverage our network and patient activation capabilities to eliminate gaps in care and increase care coordination among all key healthcare constituents. By expanding and continuously enhancing our solutions, we believe we can drive incremental revenue from existing clients as well as broaden our appeal to potential new clients.
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
Enhancing our margins through continued strategic growth
Our business model is based on developing and deploying new, value-added applications for our clients that increase revenue and enhance our attractive client unit economics. We have invested significantly and expect to continue investing significantly to create a comprehensive, scalable suite of solutions that allow us to gain operating leverage and enhance margins. Over time, we expect to increase net income and margins by adding new clients and by expanding our existing clients with minimal incremental investment. Moreover, we continually aim to improve effectiveness and efficiency.
Our products and services
Our solutions are specifically designed to cater to the needs of patients, healthcare services clients, life sciences companies, government entities and other organizations while improving healthcare engagement.
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
•After-hours care. Our after-hours service helps healthcare services clients manage patients seeking care after-hours. A provider-facing app transcribes patient messages, routes to the on-call provider, and displays key information from the patient’s chart for a more productive call.
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
Registration
Our Registration applications facilitate mobile and on-site check-in, create a more complete patient record and increase patient convenience and satisfaction. These solutions include:
•Mobile and in-office intake modalities. We allow patients to check in securely and conveniently on their computer or mobile device, either prior to their visit or when they arrive at the office. Patients can also update their clinical and demographic information, take a photo to store in their patient record, capture images of their driver’s license and insurance card, sign forms and policies, pay copays and outstanding balances and select and update their preferred pharmacy—all from the privacy and ease of their own device.
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
•Online payments. We allow practices to add a custom payment button to their website, send email reminders that direct patients to an online payment page and send bills directly to patients via text or email, based on patient preferences.
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
◦PatientConnect is our point of care offering which enables third parties to deliver personalized health content to users who consent to receive such content after they have completed checking in for a doctor's appointment via Phreesia's intake software. Clients of this tool include life sciences organizations, government entities and patient advocacy groups.
◦Educational and promotional content about health is delivered to raise patient awareness and help patients start the right conversations with their providers, improving outcomes for these individuals. Educational material includes information about different therapy options to assist in advocating for their needs and preferences; disease education, which speeds up the time to diagnosis; screening tools and information to aid in early detection and disease prevention; engagement regarding prescriptions, and public service materials about vaccines, avoiding use of tobacco products, and more.
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
Our technology
We have continued to enhance and develop our proprietary solutions with a focus on delivering reliability, performance, security and privacy. Our solutions have demonstrated scalability and robust integration within the operating infrastructure of our healthcare services clients. Our core technology capabilities include:
•Robust integration. We integrate our technology into PMs, EHRs and ambulatory and acute system workflows for over 4,300 healthcare services clients. Data captured from the patient or generated by the use of our solutions automatically integrate into the PM and EHR systems of healthcare services clients. We currently contract with leading PM and EHR providers that collectively represent the majority of the total PM and EHR market. These providers of PM and EHR solutions and our healthcare services clients can leverage our expanding APIs to embed the functionality of our solutions for their patients, while controlling the look and feel.
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

Privacy and security
Privacy and security are our top priorities. We maintain a comprehensive security program designed to safeguard the confidentiality, integrity and availability of our clients’ data. In particular, we deploy physical, administrative and technical controls to appropriately safeguard patient information. Our infrastructure is deployed to three co-located data centers, and within multiple Microsoft Azure and Amazon Web Service environments, to securely manage and maintain our clients’ information.
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
We are committed to protecting the information of and safeguarding privacy for our clients and their patients. To the extent we work as a third-party for our healthcare provider partners, we are a "Business Associate" as defined under the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information and Technology for Economic and Clinical Health Act ("HITECH Act") and their implementing regulations, collectively referred to as “HIPAA.” As a Business Associate, we sign Business Associate Agreements that govern our uses and disclosures of protected health information ("PHI") on behalf of our covered entity clients that engage us to provide our software solutions. In certain contexts, we also process personal data and consumer health data as a controller and are regulated by various federal and state laws when we do so, including the Federal Trade Commission Act, Washington’s My Health My Data Act, the California Consumer Privacy Act, and other similar U.S. state consumer privacy laws. Our publicly available privacy policies provide detailed information regarding how we protect consumers’ data and the data subject rights of consumers.
Refer to Item 1C. Cybersecurity in Part I of this Annual Report on Form 10-K for additional information regarding our processes to assess, identify and manage material risks from cybersecurity threats and our board’s role in overseeing risks from cybersecurity threats.
Sales and marketing
We market and sell our products and services to healthcare services prospects throughout the U.S. using a direct sales organization. Our database team is responsible for the hygiene and health of our data and is tasked with validating information by using various tools to enrich it. This data powers our sales development organization. Our marketing team identifies customer profiles, develops content and deploys one-to-many communications to soften the market. This helps prepare our sales development team to engage with new prospective customers. The sales development team creates opportunities and works with the direct sales team to qualify those opportunities. Our sales force executes on these qualified sales leads, partnering with our sales enablement and client services functions to ensure prospects are educated on the breadth of our capabilities and demonstrable value proposition, with the goal of attracting and retaining clients and expanding their use of our solutions over time. Most of our healthcare services customer contracts are structured as annual, auto-renewing agreements. Our sales typically involve competitive processes, and sales cycles have, on average, varied in duration from three months to six months, depending on the size of the potential client. After we secure new contracts, our sales team offers additional add-on solutions and services to healthcare services customers, expanding the breadth of solutions provided to clients, which we believe increases customer satisfaction and retention. In addition, through Phreesia University (Phreesia’s in-house training program), live and virtual events, we help our healthcare services clients optimize their businesses and, as a result, support client retention.
We also sell products and services to life sciences and other organizations, healthcare advertising agencies, government entities and advocacy groups through our direct sales and marketing teams. Most of the life science campaigns need to be measured and resold each year. Like healthcare services, the marketing team supports net new business and client retention for life sciences by educating ideal customer profiles about the value of Phreesia and the positive impact on health outcomes Phreesia campaigns have on patients.
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
Regulatory Matters
Our business is subject to extensive, complex and rapidly changing federal and state laws and regulations. Various federal and state agencies have discretion to issue regulations and interpret and enforce privacy and other laws applicable to businesses such as ours. While we routinely evaluate our legal positions under applicable healthcare, data privacy, security and other laws and regulations, these regulations can vary significantly from jurisdiction to jurisdiction, and interpretation and enforcement of existing laws and regulations can be uncertain or may change periodically. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the regulatory environment will not change in a way that restricts our operations. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business. In addition, our payments business is subject to certain financial services laws, regulations and rules, such as the Payment Card Industry Data Security Standards.
U.S. state and federal health information privacy and security laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personally identifiable information, including protected health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of PHI, and requires the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Many of our customers are regulated as covered entities under HIPAA. As a service provider that creates, receives, maintains or transmits PHI on behalf of our covered entity customers, Phreesia is a “business associate” as defined under HIPAA, and certain HIPAA requirements are directly applicable to business associates.
Violations of HIPAA may result in civil and criminal penalties and a single data breach can result in violations of multiple standards. We must also comply with HIPAA’s breach notification rule. Under the breach notification rule, business associates must notify covered entities of a breach, and those covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the U.S. Department of Health and Human Services (“HHS”), and, in cases where a breach affects more than 500 individuals, the local media. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. In the event of a breach, our covered entity customers may require that we provide assistance or request that we make these notifications on behalf of the covered entity in the breach notification process and may seek indemnification and other contractual remedies.
State attorneys general also have the right to prosecute HIPAA violations in their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. We expect a continued or increased level of federal and state HIPAA privacy and security enforcement efforts.
On December 27, 2024, the HHS Office for Civil Rights (“HHS-OCR”) issued a Notice of Proposed Rulemaking to modify the HIPAA Security Rule to enhance cybersecurity protections for electronic protected health information (“ePHI”). The proposed rule would modify the HIPAA Security Rule to require covered entities and business associates to strengthen cybersecurity protections for individuals’ protected health information. Key proposals include removing the distinction between “required” and “addressable” implementation specifications and mandating the development and revision of a technology asset inventory and a network map. Given the recent change in presidential administration, it is difficult to anticipate when the proposed rule will be finalized or if the NPRM will be withdrawn.
In recent years, federal and state regulators have increased their focus on the application of HIPAA and other privacy laws to the digital space and to technology companies, and states have adopted new statutes applicable to this area.
Beyond HIPAA, it is important to note that additional federal and state laws restrict the use and disclosure of personally identifiable information, particularly sensitive information such as individually identifiable health information. For example, the Federal Trade Commission (“FTC”) has advised that failing to take appropriate steps to keep consumers’ personal information private and secure may constitute an unfair act or practice in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the “FTCA”). The FTC expects a company’s data privacy and security policies and practices to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. In recent years, the FTC’s enforcement actions and guidance have focused on disclosures of sensitive health information by commonly used digital tracking technologies such as cookies, pixels, and software development kits in circumstances in which such disclosures are unfair or misleading. The FTC has initiated enforcement actions against entities in the health space that mislead consumers, make false or misleading statements in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers. We regularly review our privacy program in light of FTC guidance and enforcement actions and believe that our privacy standards are fair and transparent under the FTCA. However, in such an evolving regulatory space, there can be no assurances as to how future interpretations of law may affect our business.
Regulators and legislators in the United States are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.
Many states also have laws that protect the privacy and security of sensitive and personal information, including health information, and are, in many cases, not preempted by HIPAA and may be subject to varying interpretations by courts and government agencies. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), creates individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and provides consumers with additional rights in their personal data, such as to have their data deleted and to opt-out of certain sales or transfers of personal information. While any information we maintain in our role as a business associate may be exempt from the CCPA, other records and information we maintain may be subject to the CCPA.
In addition to the CCPA, new privacy and data security laws have been enacted in numerous other states and have been proposed in even more states as well as in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which may accelerate. Some of these laws are similar in scope to the CCPA, while other state laws, such as Washington’s My Health My Data Act or U.S. state biometric privacy laws, apply to distinct subsets of sensitive personal data, impose additional and different requirements on businesses, and grant distinct privacy rights to consumers. The legislature in New York recently passed the Health Information Privacy Act. While the legislation has not been signed by the Governor, if enacted, the legislation would create protections for certain regulated health information, including limitations on processing such information without authorization unless such processing is strictly necessary for providing or maintaining a specific product or service requested by the individual, conducting internal business operations, or certain other purposes. A request for authorization would have to be made at least 24 hours after an individual creates an account or first uses the requested service. The legislation would also prohibit making the provision of a product or service contingent on an individual providing authorization for processing of their regulated health information. The legislation would not apply to protected health information collected by a covered entity or business association or information collected as part of a clinical trial regulated by the Federal Policy for the Protection of Human Subjects which is commonly known as the Common Rule.
We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the U.S. Already in the U.S. we have witnessed significant developments at the state level. These new laws and proposed legislation have added additional complexity, variation in requirements, restrictions and potential legal risk, and required additional investment of resources in compliance programs and impact strategies. While we continue to evaluate the potential impact of new and proposed laws on our business, the application of such laws and their potential impact on our business is difficult to predict. In certain cases, it may become necessary to modify our planned operations and procedures to comply with more stringent state laws. The existence of privacy laws in different states in the country have increasingly made compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Not only may some of these state laws impose fines and penalties upon violators, but also some state laws, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law to which we may be subject.
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
U.S. federal and state telecommunications laws
There are number of U.S. federal and state laws and regulations that concern telephone calls, text messages and other telephonic communications to patients, potential patients, clients and potential clients. For example, the Telephone Consumer Protection Act (“TCPA”) is a federal statute that restricts certain calls and text messages to individuals. Some states, including Florida and Oklahoma, have mini-TCPA laws that restrict certain calls and text messages to their residents and mini-TCPA laws have been proposed in other state legislatures. Our call and text communications are or may be (or may become) subject to these laws.
U.S. federal contracting laws
Our subsidiary, Insignia, receives a portion of its revenue from customers that are governmental agencies or funded by government programs. As a federal government contractor, Insignia’s government contracts and subcontracts subject Insignia to the Federal Acquisition Regulation (“FAR”) and, among other requirements, the following: (a) termination when appropriated funding for the current fiscal year is exhausted; (b) termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before completion of the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments; (c) compliance and reporting requirements related to, among other things, agency-specific policies and regulations, information security, subcontracting requirements, equal employment opportunity, affirmative action for veterans and workers with disabilities and accessibility for the disabled; (d) broad audit rights; (e) specialized remedies for breach and default, including setoff rights, retroactive price adjustments and civil or criminal fraud penalties under the False Claims Act (as described below), re-procurement expenses, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies; and (f) requirements to calculate overhead rates in accordance with the accounting procedures and internal controls required under the FAR standards.
U.S. federal and state fraud and abuse laws

We are subject to additional healthcare regulation by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business that may constrain our financial arrangements with third parties. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. Such laws and regulations include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation. In addition to statutory exceptions, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, has enacted safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. Violations are subject to civil and criminal fines and penalties for each violation, imprisonment, and exclusion from government healthcare programs. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act or federal civil monetary penalty laws;
•the federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Companies can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
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
Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, arrangements involving healthcare items or services reimbursed by non-governmental payors, including private insurers. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.
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
Human Capital Resources
As of January 31, 2025, we had 2,082 full-time employees, including 623 in sales and marketing, 614 in research and development, 610 in services and support and 235 in general and administrative. As of January 31, 2025, we had 817 full-time employees in the United States and 1,265 full-time employees internationally. We also supplement our workforce with contractors and consultants, including a number of contractors and consultants in international locations. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good, and we have not experienced any work stoppages.
Talent and Culture: The success and continued evolution of our company has been due in large part to the talent and engagement of our entire team. Our team members are key pillars of our success and fostering and developing their talent is central to our culture. Attracting and retaining top talent is a high priority for us, and we look to hire smart, passionate and driven individuals who want to be a part of our mission. Our strong company culture and investment in long-term career growth for our people is evidenced by the long tenure of many of our team members with our organization. During our fiscal year ended January 31, 2025, Modern Healthcare magazine recognized Phreesia as one of the “Best Places to Work in Healthcare” for the eighth time, and Phreesia was named to the list of "The Top 100 Software Companies of 2024" by the Software Report, our third year in a row on the list. Phreesia has also had representation on the Software Report's Top 50 Women Leaders in Software for the past seven years. All of these achievements optimally position us to continue to attract top healthcare and technology talent.
Access and Equal Opportunity: We are committed to hiring, developing and supporting an inclusive workplace. We seek to recruit employees of all backgrounds and support their professional development. We strive to make career paths, career development opportunities and mentorships available to all employees. Additionally, we cultivate opportunities for diverse voices to be heard and supported. Our employee resource groups ("ERGs") support our commitment to promoting and maintaining an inclusive culture for all employees by bringing together individuals from a wide range of backgrounds, experiences and perspectives. These groups seek to foster a sense of shared community and empowerment for employees. Phreesians can voluntarily join an ERG to network, discuss and exchange ideas and enhance their professional development.
We are also committed to supporting gender equality in our organization, including through our inclusive culture, board representation, pathways to leadership for women, pay equity and strong family-leave policies.
Remote Workforce: We have operated as a fully remote company since 2020, as we believe this arrangement allows us access to the best talent and creates optimal flexibility for our employees. We are intentional about building a remote-only culture that gives our employees a sense of meaning, connection and belonging, including through our mentorship program, town halls, regular in-person offsites and virtual activities.
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
The contents of any website or social media channel referred to in this Annual Report on Form 10-K are not intended to be incorporated into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 1A.    Risk Factors
Risk factors
A description of the risks and uncertainties associated with our business and industry is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto and the “Management’s discussion and analysis of financial condition and results of operations” section of this Annual Report on Form 10-K, before deciding whether to purchase shares of our common stock. If any of the following risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, perhaps significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Certain statements in this Annual Report on Form 10-K are forward-looking statements. See the section of this Annual Report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”
Risks relating to our business and industry
We operate in a highly competitive industry, and if we are not able to compete effectively, including with the EHR and PM systems with which we integrate, our business and results of operations may be harmed.
The market for our products and services is fragmented, competitive and characterized by rapidly evolving technology standards, evolving regulatory requirements, changes in client needs and the frequent introduction of new products and services, including as a result of artificial intelligence (“AI”) technologies. Our competitors range from smaller niche companies to large, well-financed and technologically-sophisticated entities, including the EHR and PM systems with which we integrate. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we currently possess.
In order to remain competitive, we are continually involved in a number of projects to compete with new market entrants by developing new services, expanding offerings to our existing client base, growing our client base, and penetrating new markets. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our clients.
The success of our business and growth strategy depend upon our continued ability to maintain and expand a network of healthcare services clients, which also requires us to provide and develop new high-quality products and services that are helpful to our clients and used and positively received by patients. If we are unable to attract and retain healthcare services clients, including because we are unable to adapt to new industry standards in developing new products and services, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. Additionally, if we do not maintain our current client network, or if we have to renegotiate existing contracts, our business, financial condition and results of operations may be harmed.
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
We compete on the basis of several factors. Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements or provide faster implementations. As a result, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or providers of EHR and PM solutions may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. We also may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action and financial stress experienced by our clients. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected. We cannot be certain that we will be able to retain our current client base in this competitive environment. If we do not retain current clients or expand our client base, or if we have to renegotiate existing contracts, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.
If we fail to manage our future growth effectively, our revenue may not increase, and we may be unable to implement our business strategy.
We have experienced significant growth in the past. Rapid expansion has historically placed, and may in the future place, strain on our business, operations and employees. We anticipate that our operations will continue to expand. As we continue to grow, both organically and through acquisitions, we must effectively integrate, develop, and manage an increasingly distributed employee base in a fully remote working environment. We may find it challenging to maintain the same level of employee productivity while executing our growth plan, fostering collaboration, and maintaining the beneficial aspects of our culture, and any such failures could negatively affect our future success, including our ability to attract and retain highly qualified employees and to achieve our business objectives. If we do not manage the demands of our growing operations effectively, our efficiency may decline, our operations could be disrupted, and we may not be able to meet our financial projections, which could adversely affect our business performance and stock price.
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
Our operating results have fluctuated and may continue to fluctuate significantly, and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
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
•technical difficulties or interruptions in our services, like the one we experienced with ConnectOnCall in 2024;
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
Privacy concerns, cyber-attacks, data breaches or cybersecurity incidents relating to our SaaS-based solutions could result in economic loss, damage to our reputation, deterring users from using our products, and exposure to legal penalties and liability.
We collect, process and store significant amounts of sensitive, confidential and proprietary information, including personally identifiable information, such as payment data and protected health information, of patients received in connection with the utilization of our solutions. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise, and they may remain undetected for an extended period of time. Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. For example, in 2024, we experienced a cybersecurity incident which impacted our ConnectOnCall product. Although we do not believe this, or any other cybersecurity incident, has had a material impact on our business to date, any interruption in our business or disclosure, loss, processing or other compromise of personal information or individually identifiable health information (violating certain privacy laws such as HIPAA) or confidential information, or event that jeopardizes the confidentiality, integrity, or availability of our solutions, could result in a material disruption to our solutions and our business operations, require us to expend significant resources and subject us to litigation, fines and penalties. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering fraud (including phishing attacks), and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. While we aim to maintain a robust security program for all of our products to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and may be the result of criminal groups, state sponsored or other malicious actors. We may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems.
In addition, some of our third-party service providers and partners, such as Change Healthcare and other clearinghouses, also collect and/or store our sensitive information and our clients' data on our behalf, and these service providers and partners have in the past, and may in the future be subject to similar threats of cyber-attacks and other malicious internet-based activities, which could also expose us to risk of loss, litigation, and potential liability. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a cybersecurity incident or data breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, expose us to government enforcement action, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with political unrest or wars and any related political or economic responses and counter-responses. We may not discover all such cybersecurity incidents, data breaches, or other activity or be able to respond or otherwise address them promptly, in sufficient respects or at all.
We are subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our business and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we obtain health information, as well as the healthcare services clients who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights, violated applicable privacy laws and regulations or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.
Like all internet services, our service is vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, wrongful or inadvertent conduct by insider employees or vendors, or other attacks or similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products, or failure to prevent software bugs, to the satisfaction of our clients or the health and safety of their patients, such events may harm our reputation and our ability to retain existing clients, and negatively affect our clients and their patients. We have in place systems and processes that are designed to protect our data, prevent data loss, disable undesirable accounts and activities on our platform and prevent or detect cybersecurity incidents or data breaches, however, we cannot assure you that such measures will provide absolute security.
Further, the security systems in place at our employees’ and service providers’ offices and homes may be less secure than those used in a corporate office, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from their offices, homes and other remote locations, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. If an actual or perceived cybersecurity incident or data breach occurs to our systems or a third-party’s systems, we also could be required to expend significant resources to mitigate the breach of security, pay any applicable fines and address matters related to any such breach, including notifying users or regulators, defend against claims related to the breach and address reputational harm.
Our operations in India subject us to additional risks which could have an adverse effect on our business, operating results, and financial condition.
We have a subsidiary in India that performs a number of functions that were previously performed by outside contractors. While we believe our Indian operations are advantageous to our business, they also create risks that we must effectively manage. Conducting business abroad subjects us to increased legal and regulatory compliance and oversight. A failure to comply with applicable laws and regulations could result in regulatory enforcement actions, as well as substantial civil and criminal penalties assessed against us and our employees. The management of our Indian operations has, and will continue to, require significant management attention and financial resources that could adversely affect our operating performance. Wages in India are increasing at a faster rate than those in many countries, including the United States. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business.
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
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our efforts involve educating our clients and patients about the use, technical capabilities and benefits of our products and services. We do not provide access to our solutions and do not charge fees during this initial sales period. For clients that decide to enter into a contract with us, most of these contracts may provide for a preliminary trial period where a subset of the client’s healthcare services locations is granted access to our solutions. Following any such trial period, we aim to increase the number of the client’s healthcare services locations that utilize our solutions. Accordingly, our operating results depend in substantial part on our ability to deliver a successful client and patient experience and persuade our clients and patients to grow their relationship with us over time. If we are unable to do so, we are unlikely to recover these costs and our operating results may suffer.
As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.
The sales cycle for our services can be variable, typically ranging from three to six months from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from one to 24 months from contract execution to completion of implementation. The variability of our sales and implementation cycle is dependent on numerous factors, including the discretionary nature of potential clients' purchasing and budget decisions and the size and complexity of the applicable client. Some of our new client set-up projects are complex and require a considerable time commitment and significant implementation work, including educating prospective clients about the uses and benefits of our solutions. Each customer’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort and financial resources implementing our service, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of subscription and related implementation revenue over the life of the contract. This could harm our future operating results. If implementation periods are extended, our revenue cycle will be delayed and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.
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
In addition, the number of patients utilizing our payment processing tools, and the amounts those patients pay directly to our healthcare services clients for services, is often impacted by factors outside of our control. Accordingly, revenue under these agreements can be uncertain and unpredictable. If the number of patients utilizing our payment systems, or the aggregate amounts paid by such patients directly to our healthcare services clients through our solutions, were to be reduced by a material amount, such decrease would lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.
We also generate Network solutions revenue through fees charged to our life sciences and other clients by delivering direct communications to help activate, engage and educate patients who provide consent for the delivery of such communications about topics critical to their health. The growth of our revenue stream from life sciences and other clients is driven, in part, by our ability to grow our network of healthcare services clients and available population of patients to engage, the desirability of optional communications to patients, the number of newly approved drugs, the success of newly launched drugs, and the continued success of certain types of drugs, each of which is impacted by factors outside of our control. If there is a reduction in newly approved drugs, newly launched drugs are not successful, or certain drugs’ popularity decreases, this could negatively affect the ability of our life sciences clients to deliver relevant messages to patients who would have otherwise been candidates to receive such drugs. A reduction in the available population of patients to engage or a lack of relevant content could lead to a decrease in our Network solutions revenue, which could harm our business, financial condition and results of operations.
If our existing clients are not satisfied with our services, it could have a material adverse effect on our business, financial condition, results of operations and reputation.
We depend on our existing clients’ satisfaction with our products and services. We expect to derive a significant portion of our revenue from renewal of existing clients’ contracts and sales of additional applications and services to existing clients. As part of our growth strategy, we have focused on expanding our services amongst current clients. As a result, achieving a high client retention rate and selling additional applications and services to existing clients are critical to our future business, revenue growth and results of operations. We also believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients and the patients that they serve and to our ability to attract new clients. The promotion of our brand may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. In addition, the loss or dissatisfaction of any client could substantially harm our brand and reputation, inhibit widespread adoption of our solutions and impair our ability to attract new clients.
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
The principal assumptions relating to our market opportunity include the number of healthcare services organizations currently taking appointments, the amount of annual out of pocket consumer spend for healthcare-related services, and the amount of annual spend by life sciences companies and other organizations on direct communications with patients at the point of care. Our market opportunity is also based on the assumption that the strategic approach that Phreesia enables for our potential clients will be more attractive in creating efficiencies in patient care than competing solutions. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.
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
Our clients and patients depend on our support services to resolve any technical issues relating to our solutions and our services, and we may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our client bases (including healthcare services clients and the number of patients that they serve). In addition, we may experience unexpected service interruptions due to cyber-attacks or other cybersecurity incidents or data breaches, such as one that affected our ConnectOnCall product in 2024. In such cases, we may be unable to restore service in a timely manner, if at all. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict client and patient demand for technical support services, and if client or patient demand increases significantly, we may be unable to provide satisfactory support services to our clients. Further, if we are unable to address the needs of our clients and their patients in a timely fashion or further develop and enhance our solutions, or if a client or patient is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and clients’ or patients’ dissatisfaction with our solutions could damage our ability to expand the number of applications and services purchased by such clients. These clients may not renew their contracts, seek to terminate their relationships with us or renew on less favorable terms. Moreover, negative publicity related to our client and patient relationships, or regarding patient confidentiality and privacy in the context of technology-enabled healthcare, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective clients. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.
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
We have experienced net losses in the past and we may not achieve positive net income in the future.
We have incurred significant operating losses since our inception. For the years ended January 31, 2025 and January 31, 2024, we had net losses of $58.5 million and $136.9 million, respectively, and losses from operations of $58.1 million and $136.5 million, respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
We depend on our senior management team and certain key employees, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our success depends, in part, on the skills, working relationships and continued services of our founders, Chaim Indig (Chief Executive Officer) and Evan Roberts (Chief Operating Officer), and our senior management team and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business.
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
Competition for qualified management and employees in our industry is intense, and identifying and recruiting qualified personnel and training them requires significant time, expense and attention. Many of the companies with which we compete for personnel have greater financial and other resources than we do. Our North American employees are employed on a contract-employment basis or are “at-will” employees, and, in most cases, their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. The departure and replacement of one or more of our executive officers or other key employees would likely involve significant time and costs, may significantly delay or prevent the achievement of our business objectives and could materially harm our business. In addition, volatility or lack of performance in our stock price may affect our ability to attract replacements should key personnel depart.
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
There are inherent risks in integrating and managing acquisitions, and the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of these or any future acquisitions. We also may not achieve the anticipated benefits from an acquired business due to a number of factors, including, without limitation:
•difficulty integrating the purchased operations, products or technologies and maintaining the quality and security standards consistent with our brand;
•the need to integrate or implement additional controls, procedures and policies;
•privacy concerns, cyber-attacks, data breaches or cybersecurity incidents relating to the acquired businesses, such as the security incident we experienced with ConnectOnCall in 2024;
•our inability to comply with the regulatory requirements applicable to the acquired business;
•assimilation of the acquired businesses, which may divert significant management attention and financial resources from our other operations and could disrupt our ongoing business;
•the use of substantial portions of our available cash, issuance of our equity securities or incurrence of debt to consummate the acquisition;
•the loss of key employees, particularly those of the acquired operations; difficulty retaining or developing the acquired business’ customers;
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
In addition, macroeconomic challenges (including changes in inflation and interest rates) and a tight labor market have adversely affected, and may continue to adversely affect, workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. These factors have and could further decrease healthcare industry spending, adversely affect demand for our products and services, impair the ability of our clients to pay for the products and services they have already purchased from us, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.
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
We continue to invest in more robust technology and resources to manage our reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline. In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could prevent us from accurately reporting our financial results.
From time to time, we are subject to various legal proceedings that could adversely affect our business, financial condition and results of operations.

From time to time, we are or may become involved in claims, lawsuits (whether class actions or individual lawsuits), arbitration proceedings, governmental investigations, and other legal or regulatory proceedings involving commercial, corporate and securities matters; privacy, marketing and communications practices; labor and employment matters; alleged infringement of third-party patents and other intellectual property rights; and other matters. The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant management attention, and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business, customers, and commercial partners and current and former directors and officers. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and adversely impact our ability to attract directors and officers. Notwithstanding the terms of our agreements with our customers, it is possible that one or more of our customers could breach their obligations, which in the aggregate, could adversely affect our business, financial condition, or results of operations. For example, if a customer defaults on its obligations under a customer agreement or terminates a customer agreement prior to the contractual termination date, we may be required to assert a claim to acquire the amount in full due under the customer agreement, which we may choose not to pursue. However, if we choose to pursue any such claim, we may incur substantial costs to resolve claims or enter into litigation or arbitration, and even if we were to prevail in the event of claims, litigation or arbitration, such claims, litigation, or arbitration could be costly and time-consuming and divert the attention of our management and other employees from our business operations.
We are a fully remote company that does not maintain a physical office presence, which subjects us to unique operational risks.
Being a fully remote company subjects us to unique operational risks. For example, technologies in our employees’ homes may not be as robust as in a corporate office and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in a corporate office. Further, the security systems in place at our employees’ homes may be less secure than those used in a corporate office, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees accessing company data and systems remotely. In addition, operating remotely may negatively impact our corporate culture, including employee engagement and productivity.
Risks relating to our payments business
If our payments platform is limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected.
Our payments platform is a core element of our business. For the fiscal year ended January 31, 2025, our payments platform generated 24% of our total revenue. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as changes in laws governing medical bill payments or disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, or the credit card interchange fees we receive from such payments were to be reduced as a result of disruptions in the payment processing industry, laws discouraging the use of credit card payments for medical services or other factors, it could result in a decrease to our revenue. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.

The attractiveness of our payment processing services may also depend on our ability to integrate emerging payment technologies, including crypto-currencies, other emerging or alternative payment methods, and credit card systems that we or our processing partners may not adequately support or for which we or they do not provide adequate processing rates. In the event such methods become popular among consumers, any failure to timely integrate emerging payment methods into our software, anticipate client behavior changes, or contract with payment processing partners that support such emerging payment technologies could reduce the attractiveness of our payment processing services, potentially resulting in a corresponding loss of revenue.
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
We pay interchange fees to the card networks or the card issuers for each transaction we process. The card networks may increase, from time to time, the fees that they charge members or service providers. Although we may attempt to pass these increases along to our clients, this may result in the loss of clients to our competitors that do not pass along the increases. A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") known as the Durbin Amendment empowered the Board of Governors of the Federal Reserve System ("FRS"), to establish and regulate a cap on the interchange fees that issuers (e.g. banks) may charge or receive for electronic clearing of debit card transactions. The original regulations implementing the Durbin Amendment established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions, and it established a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, limiting the fee revenue to debit card issuers and payment processors. If the maximum permissible interchange fee for debit cards, credit cards, or other payment cards is changed or the exempt status of HSA-linked payment cards from such maximum interchange rate caps is lost as a result of amendment to Regulation II by the FRS or any other new rulemaking, legislation, or private litigation challenge, our revenue and profit from payment card transactions processed through our payments platform could decrease, and there could be a material adverse effect on our financial condition and results of operations.
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
Any restrictions on our use of, or ability to license and integrate, third-party technologies could have a material adverse effect on our business, financial condition and results of operations.
We integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source software. Our use of third-party technologies and open source software exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain, maintain or comply with any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which would harm our business, financial condition and results of operations.
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
Our business depends on the continuing operation of our technology infrastructure and systems. Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles in enhancing our existing software and developing new software, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. In addition, any damage to or failure of our existing systems, or the systems of our third-party providers, could result in interruptions in our ability to deliver our products and services. Interruptions in our service, such as one that affected our ConnectOnCall product in 2024, have in the past and could in the future reduce our revenue and profits, and our reputation could be damaged if people believe our systems are unreliable.
Our systems and operations, and those of our third-party providers, are vulnerable to damage or interruption from natural disasters or man-made problems, such as earthquakes, floods, fires, political unrest, acts of terrorism, armed conflict or war (such as the current Russian invasion of Ukraine and the conflict in the Middle East), power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses, cyber-attacks or other attempts to harm our systems and similar events. Any unscheduled interruption in our service would result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of our solutions or slower response times could reduce our clients’ ability to access our solutions, impair our delivery of our products and services and harm the perception of our solutions as reliable, trustworthy and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
If our services fail to provide accurate and timely information, or if our content or any other element of our service is associated with errors or malfunctions, we could have liability to clients or patients which could adversely affect our results of operations.
Our software, content and services are used to assist medical groups, health systems and other organizations with managing the patient intake process and to empower patients and healthcare organizations as they navigate the challenges of an evolving healthcare system. If our software, content or services fail to provide accurate and timely information or are associated with errors or malfunctions, then healthcare services clients or patients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry and cause demand for our services to decline.
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
Our proprietary software may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. It is challenging for us to test our software for all potential problems because it is difficult to simulate the wide variety of computing environments or methodologies that our clients may deploy or rely upon. From time to time we have discovered defects or errors in our software, and such defects or errors can be expected to appear in the future. Defects and errors that are not timely detected and remedied could expose us to risk of liability to healthcare services clients and patients and cause delays in introduction of new services, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or client satisfaction with our services. If any of these risks occur, they could materially and adversely affect our business, financial condition or results of operations.
We may be liable for use of incorrect or incomplete data we provide, which could harm our business, financial condition and results of operations.
We collect, store and display data, including patient health information, for use by healthcare services clients in handling patient intake and engagement. Our clients, their patients, or third parties provide us with most of this data. If this data is incorrect or incomplete, or if we make mistakes in the capture or input of this data, adverse consequences may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our storage and display of health information exposes us to liability arising out of our intake, storage and display of erroneous health information. While we maintain insurance coverage, we cannot be certain that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.
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
Numerous complex federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information. State laws may be even more restrictive and not preempted by HIPAA, and may be subject to varying interpretations by the courts and government agencies. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. Further, these varying interpretations could create complex compliance issues for us and our partners and potentially expose us to additional expense, liability, penalties, negatively impact our client relationships, and lead to adverse publicity, and all of these risks could adversely affect our business in the short and long term. In addition, contractual obligations and in the future, legislation may limit, forbid or regulate the use or transmission of health information outside of the United States or across other national borders. These developments, if adopted, could render our use of Indian employees and other non-U.S. resources for work related to such data impracticable or substantially more expensive.
We are a “Business Associate” as defined under HIPAA. The HHS Office for Civil Rights may impose civil penalties on a Business Associate for a failure to comply with HIPAA requirements. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Penalties can vary significantly depending on a number of factors, such as whether the Business Associate’s failure to comply was due to willful neglect. State attorneys general also have the right to prosecute HIPAA violations in their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court, its standards have been used as the basis for the duty of care in state civil suits, such as those for recklessness in misusing individuals’ health information. If we are subject to investigation or litigation related to an alleged violation of HIPAA, then we may elect to resolve the matter through a settlement. Such settlement could require payment of a civil penalty or damages, corrective action and/or monitoring of our business by a third party.
The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws are not guarantees that we and our subcontractors will not be the victims of cyber-attacks, acts of vandalism or theft, computer viruses, misplaced or lost data, malfeasance, programming and human errors or other similar events. Under the HITECH Act, as a Business Associate we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we are not aware of any non-

compliance or violations of any applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive notices of non-compliance or violations in the future.
Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA. The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTCA.
Federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content. The FTC has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTCA, and has brought enforcement actions against companies in the healthcare space in recent years. As a result of regulatory enforcement proceedings, we may be subject to related litigation, settlements or enforcement actions that could include monetary penalties and/or compliance requirements that (1) impose significant and material costs, (2) require us to make modifications to our data practices and our marketing programs, (3) result in negative publicity, or (4) have a negative impact on consumer demand for our products and services, or on our commercial or industry relationships. Even an unsuccessful challenge of our privacy practices by our consumers, regulatory authorities or other third parties could result in negative publicity and could require a costly response from and defense by us. Any of these events could adversely affect our ability to operate our business and our financial results.
Other federal and state laws restrict the use and protect the privacy and security of personally identifiable information, in many cases are not preempted by HIPAA and may be subject to varying interpretations by courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business. States continue to introduce and adopt new and amended laws, regulations and industry standards concerning privacy, data protection and information security. The first of these was the CCPA, as amended by the CPRA, which amendments went into effect on January 1, 2023. The CCPA created specific obligations with respect to processing and storing personal information, and the CPRA amendments created a new state agency that is vested with authority to implement and enforce the CCPA. In addition to the CCPA, similar privacy and data security laws have been enacted or proposed in numerous other states as well as in the U.S. Congress. These new laws will impose similar, additional, and in some cases more restrictive requirements than the CCPA created.
Furthermore, other states have proposed or enacted legislation that is focused on more narrow aspects of privacy. For example, a number of states have passed laws that protect biometric information and a smaller number of states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and New York’s Health Information Privacy Act is awaiting the governor’s signature. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
We cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our current or future business. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in various states in the U.S. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country, and the heightened scrutiny associated with the enforcement of such laws, could make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject, if enacted.
While we primarily process data of consumers located within the United States, we process data of consumers located in other jurisdictions and have employees outside of the United States that may be subject to foreign laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply. Cross-border data transfers and other future developments regarding local data residency and access could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could adversely affect our business and financial position could greatly increase our cost of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in specific jurisdictions. In addition, any limitation on our ability to use or transmit health information outside of the U.S. could impose restrictions on our ability to recruit and maintain employees residing outside of the U.S., which could, in turn, adversely affect our business.
We expect that there will continue to be new or amended laws, regulations, standards and obligations proposed and enacted in various foreign jurisdictions. Many countries around the world have enacted comprehensive privacy and data protection laws that can impact our business. Some of the businesses we have acquired are subject to additional laws and regulations in jurisdictions outside of the United States, for example, the EU, in May 2018, adopted the General Data Protection Regulation, or EU GDPR, and the EU GDPR was incorporated into the laws of the United Kingdom (“UK GDPR”, together with the EU GDPR, “GDPR”). The GDPR in the EU and the UK, which have been incorporated into their respective laws, impose stringent requirements on the processing of health and other sensitive data. These requirements encompass: (i) providing information to individuals regarding data processing activities; (ii) ensuring a legal basis or condition applies to the processing of personal data and, where applicable, obtaining consent from individuals to whom the data processing relates; (iii) responding to data subject requests; (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches; (v) implementing safeguards in connection with the security and confidentiality of the personal data; (vi) accountability requirements; and (vii) taking certain measures when engaging third-party processors. Compliance with such laws and regulations requires resources and could be more costly and take more time than we anticipate, and could involve new fines or penalties for non-compliance, all of which could adversely affect our business.
We have operations in Canada, where our collection, use, disclosure and management of personal information must comply with both federal and provincial privacy laws, which impose separate requirements, but may overlap in some instances. The Personal Information Protection and Electronic Documents Act ("PIPEDA") applies in all Canadian provinces except Alberta, British Columbia and Québec, as well as to the transfer of consumer data across provincial borders. PIPEDA imposes stringent consumer data protection obligations, requires privacy breach reporting and limits the purposes for which organizations may collect, use, and disclose consumer data. The provinces of Alberta, British Columbia and Québec have enacted separate data privacy laws that are substantially similar to PIPEDA, but all three additionally apply to our handling of our own employees’ personal data within their respective provinces. Notably, Québec’s Act respecting the protection of personal information in the private sector (the “Private Sector Act”), was amended by Bill 64, an Act to modernize legislative provisions as regards the protection of personal information, which introduced major amendments to the Private Sector Act, notably, to impose significant and stringent new obligations on Québec businesses while increasing the powers of Quebec’s supervisory authority. We may incur additional costs and expenses related to compliance with these laws and may incur significant liability if we are not able to comply with these laws. We are also subject to Canada’s anti-spam legislation, or CASL, which includes rules governing commercial electronic messages, which include marketing emails, text messages and social media advertisements. Under these rules, we must follow certain standards when sending marketing communications, are prohibited from sending them to customers without their consent and can be held liable for violations.
Certain of our products and services are also subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards ("PCI-DSS"), AICPA Security Organization Control 2 ("SOC 2") and HITRUST certification, which apply to or are maintained by certain of our solutions. In the event we fail to comply with the PCI-DSS or fail to maintain our SOC 2 or HITRUST certification, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy, data storage and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with domestic or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our clients to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit retention of services by existing clients or adoption of our services by new clients.
Existing laws regulate our ability to engage in direct marketing, and changes in privacy laws could adversely affect our ability to market our products effectively and could impact our results from operations or result in costs and fines.
We rely on a variety of direct marketing techniques, including email marketing. These activities are regulated by legislation such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM Act”). Any failure by us to comply fully with the CAN-SPAM Act may leave us subject to substantial fines and penalties. In addition, any future restrictions in laws such as the CAN-SPAM Act, and various United States state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of our marketing efforts and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could have a material adverse impact on our results of operations.
Additionally, while we do not allow any third-party cookies, tags or trackers (collectively, “cookies”) to be placed in our software solutions, we utilize cookies on some of our public websites to collect data about visitors to our websites in order to administer our sites, enhance users’ web-browsing experience, analyze trends and gather information about users’ activities on our sites. Our ability to collect, analyze, use and share information collected via cookies is governed by U.S. and foreign laws and regulations which change from time to time, such as those regulating the level of consumer notice and consent required before a company can employ cookies to collect data about interactions with users online.
In recent years, there has been increasing public and regulatory scrutiny of the use of cookies by companies in the healthcare space. For example, the FTC has brought enforcement actions against online healthcare services and service providers, and there has been an increase in litigation alleging the unauthorized collection and sharing of sensitive health information in violation of federal and state privacy laws. While we do not collect HIPAA-regulated PHI via the use of cookies on our websites, and we believe our use of cookies on those websites complies with all applicable laws, we may from time to time receive public or regulatory inquiries about our use of tracking technologies. Continued regulation of cookies, changes in the interpretation and enforcement of existing laws and regulations, and increased scrutiny of the use of cookies by healthcare technology companies could restrict our ability to engage in certain activities or require changes to our practices. If we are believed or found to have not complied with our obligations under applicable laws, we may also be subject to litigation, substantial financial penalties, injunctive actions and reputational harm. All of the above could impact our business, financial condition or results of operations.
Any failure by us to comply fully with website accessibility standards could result in us being subject to considerable fines and penalties.
We conduct business through various Internet websites and web-based applications that are subject to accessibility requirements. Courts have ruled that the Americans with Disabilities Act (“ADA”) applies to Internet websites and other digital experiences, and litigation related to ADA website accessibility has soared in recent years. Failing to comply with those requirements could leave us subject to claims, litigation, lawsuits and, ultimately, substantial fines and penalties.
The healthcare regulatory and political framework is uncertain and evolving.
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in 2020, the HHS, Office of the National Coordinator for Health Information Technology ("ONC") and CMS promulgated final rules to clarify and operationalize provisions of the 21st Century Cures Act ("Cures Act"), regarding interoperability and “information blocking,” and create significant new requirements for health care industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. In April 2023, the ONC issued a notice of proposed rulemaking that would modify certain components of the Final Rule, including modifying and expanding certain exceptions to the information blocking regulations, which are intended to support information sharing.
While these rules benefit us in that certain EHR vendors will no longer be permitted to interfere with our attempts at integration, they may also make it easier for other similar companies to enter the market, creating increased competition and reducing our market share.
In addition, on December 27, 2024, HHS-OCR issued a Notice of Proposed Rulemaking to modify the HIPAA Security Rule to enhance cybersecurity protections for electronic protected health information. The proposed rule would modify the HIPAA Security Rule to require covered entities and business associates to strengthen cybersecurity protections for individuals’ protected health information. Key proposals include removing the distinction between “required” and “addressable” implementation specifications and mandating the development and revision of a technology asset inventory and a network map. Given the recent change in presidential administration, it is difficult to anticipate when the proposed rule will be finalized or if the NPRM will be withdrawn. If the NPRM is finalized, we may be subject to additional compliance obligations and incur additional costs in connection with compliance.
In addition, we are subject to various other laws and regulations, including, among others, anti-kickback laws, antitrust laws and the privacy and data protection laws described below.
We conduct business in a heavily regulated industry, and any failure to comply with applicable healthcare laws and government regulations, could result in financial penalties, adverse regulatory action and adverse publicity, or could require us to make significant operational changes, any of which could harm our business.
Our current and future arrangements with healthcare professionals and life sciences companies may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws, HIPAA and regulations promulgated under such laws. These laws will impact, among other things, proposed sales, marketing and educational programs, and other interactions with healthcare providers. For more information regarding the risks related to these laws and regulations please see “Business – Regulatory Matters – U.S. Federal and State Fraud and Abuse Laws.”
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare industry participants, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Because of the breadth of these laws and the narrowness of their statutory or regulatory exceptions and safe harbors, some of our business activities may be subject to challenge under one or more of them.
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. The risk of our being found in violation of healthcare laws and regulations is increased by the fact that their provisions are sometimes complex and open to a variety of interpretations.
It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Likewise, if any of the healthcare providers or entities with whom we do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.
We may be subject to risks related to government contracts and related procurement regulations.
Our contracts with federal, state, local and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We are from time to time subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. Any of these risks related to contracting with government entities could adversely impact our future sales and operating results.
The U.S. Food and Drug Administration (“FDA”) may in the future determine that our technology solutions are subject to the Federal Food, Drug, and Cosmetic Act and we may face additional costs and risks as a result.
The FDA may promulgate a policy or regulation that affects our products and services. FDA regulations govern, among other things, product development, testing, manufacture, packaging, labeling, storage, clearance or approval, advertising and promotion, sales and distribution and import and export for regulated drugs, biologics and devices. Non-compliance with applicable FDA requirements can result in, among other things, public warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant marketing approvals, withdrawal of marketing approvals, criminal prosecutions or a recommendation by the FDA to disallow us from entering into government contracts. The FDA also has the authority to request repair, replace or refund of the cost of any device.
Individuals may claim our calling or text messaging services are subject to, and are not compliant with, the Telephone Consumer Protection Act or similar state laws.
Our clients may use our products to place various short message service, or SMS, text messages and calls to patients. Additionally, we place certain calls and text messages as part of our operations. There are a number of federal and state statutes and regulations that govern certain of these telecommunications, including the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule (“TSR”), and various state laws similar in scope to the TCPA and TSR. The U.S. Federal Communications Commission (“FCC”), and the FTC have responsibility for regulating various aspects of some of the TCPA, TSR and other federal laws. The FCC has recognized that certain healthcare-related telecommunications from or on behalf a healthcare provider to a patient are exempt from some TCPA restrictions if the calls or text messages meet certain requirements. For certain informational calls and text messages that do not qualify as a healthcare-related telecommunication, the TCPA requires callers to obtain prior express consent from the call recipient. Further, for calls and texts for telemarketing purposes, the TCPA requires callers to obtain prior express written consent from the call recipient and to adhere to “do-not-call” registry requirements which, in part, mandate that callers maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Florida, Oklahoma and other states also have mini-TCPA and other similar consumer protection laws regulating calls and texts directed to their residents. As currently construed, the TCPA does not distinguish between voice and data, and, as such, text and SMS/MMS messages are also “calls” for the purpose of TCPA (and, in some cases, state mini-TCPA) obligations and restrictions.
For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on certain calls made using an artificial or pre-recorded voice or an ATDS and certain calls made to numbers properly registered on the federal “do-not-call” list. A court may treble the $500 amount upon a finding of a willful or knowing violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. As with the TCPA, Florida’s mini-TCPA, for example, restricts certain calls and calls and texts made using an automated system to Florida residents without prior consent, allows a plaintiff to obtain $500 for each call or text made in violation of its prohibitions, and permits a court to treble the $500 amount for willful or knowing violations of the statute. The TCPA, TSR, mini-TCPA laws and other similar state laws are subject to interpretations that may change. We regularly evaluate how they may apply to our business. The FCC, FTC, a state attorney general or other regulator, or a court, however, may disagree with our interpretation of these laws and conclude that we are not in compliance and impose damages, civil penalties and other consequences upon us for noncompliance. Determination by a court or regulatory agency that our services did not comply may also invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, and could have an adverse effect on our business. Further, we could be subject to putative class action lawsuits alleging violations of the TCPA, state mini-TCPA laws and other similar state laws. Our call and SMS texting services are potential sources of risk for class action lawsuits and liability for us. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct call and SMS texting programs, with many resulting in multi-million-

dollar settlements to the plaintiffs. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
If in the future we are found to have violated such laws in a class action, the amount of damages and potential liability could be extensive and adversely impact our business. Accordingly, were such a class certified or if we are unable to successfully defend such a suit, then the damages could have a material adverse effect on our results of operations and financial condition.
Our business is dependent in part on phone, email and text messaging channels, and any technical, legal or other restrictions on the sending of such correspondence or a decrease in consumer willingness to receive such correspondence could adversely affect our business.
Our business is dependent in part on phone, email and other messaging channels, such as text messages. Actions taken by third parties that block, impose restrictions on or charge more for the delivery of these communications could harm our business. For example, from time to time, internet service providers or other third parties may block bulk communications or otherwise experience difficulties that result in our inability to successfully deliver communications to patients. In addition, our use of email and text messaging channels to send communications to patients, potential patients, clients and potential clients may result in legal claims against us, which if successful might limit or prohibit our ability to send such communications.
Our product relies on a third-party service provider for delivery of calls, emails, text messages and other forms of electronic communication. If we were unable to use any one of our current service providers, alternate providers are available; however, we believe our revenue could be impacted for some period as we transition to a new provider, and the new provider may be unable to provide equivalent or satisfactory services. Any disruption or restriction on the distribution of our communications, termination or disruption of our relationships with our third-party service providers or any increase in the associated costs, may be beyond our control and would adversely affect our business.
Artificial intelligence (“AI”) presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business. We currently incorporate a limited number of AI technologies into certain of our products, and we may continue to adopt and integrate AI, including generative AI, into our products in the future for specific use cases reviewed by legal and information security. If we, our vendors, or our third-party partners experience an actual or perceived data breach or cybersecurity incident because of the use of generative AI, we may lose valuable intellectual property, personal data and/or confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, subject us to legal liability, result in the loss of valuable property and information, and adversely impact our business.
The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain artificial intelligence technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools. Our vendors may in turn incorporate artificial intelligence tools into their offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security.
A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence and the use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with the use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, several states, including Colorado and California, passed laws that will take effect in 2026 to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
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
•Economic sanctions and export controls. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) prohibit or restrict transactions to or from, and dealings with specified countries and territories, their governments, and in certain circumstances, with individuals and entities that are located in or nationals of those countries, and other sanctioned persons, including specially designated nationals, narcotics traffickers and terrorists or terrorist organizations. As federal, state and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our costs to comply with these requirements will increase as well. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our services, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets.
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
•Our subsidiary, Insignia, receives a portion of its revenue from customers that are governmental agencies or funded by government programs. As a federal government contractor, Insignia’s government contracts and subcontracts subject Insignia to the Federal Acquisition Regulation (“FAR”) and, among other requirements, the following: (a) termination when appropriated funding for the current fiscal year is exhausted; (b) termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before completion of the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments; (c) compliance and reporting requirements related to, among other things, agency-specific policies and regulations, information security, subcontracting requirements, equal employment opportunity, affirmative action for veterans and workers with disabilities and accessibility for the disabled; (d) broad audit rights; (e) specialized remedies for breach and default, including setoff rights, retroactive price adjustments and civil or criminal fraud penalties under the False Claims Act (as described below), re-procurement expenses, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies; and (f) requirements to calculate overhead rates in accordance with the accounting procedures and internal controls required under the FAR standards.
•In addition, our establishment of a subsidiary in India to bring outside services in-house could increase our risk of violations of the aforementioned laws and regulations. Despite our policies, procedures and compliance programs, our internal controls and compliance systems may not be able to protect us from prohibited acts willfully committed by our employees, agents or business partners that would violate such applicable laws and regulations.
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
These third-party contractors, some of which handle sensitive data on our behalf, could be non-compliant with regulatory requirements or our contractual provisions regarding the handling of sensitive data, despite our best efforts to monitor their compliance and mitigate risks in our contractual cost-shifting provisions. Even if these third parties are compliant, they still could be the victims of sophisticated cyber-attacks or other unforeseeable events, such as the cyber-attack affecting Change Healthcare. The ability of our third-party contractors to effectively satisfy our business requirements could be impacted by financial difficulty of our third-party contractors or damage to their operations caused by fire, terrorist attack, natural disaster, or other events. It would be difficult to replace some of our third-party contractors and third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation and operating results could be harmed. For example, the continued Russian invasion of Ukraine has, and may continue to, impact macroeconomic conditions, give rise to regional instability, increase the threat of cyberwarfare and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our third-party contractors that have employees and consultants located in Ukraine. Further, although the length and impact of the continuing conflict are highly unpredictable, individuals located in these areas have been and could continue to be forced to evacuate or voluntarily choose to relocate, making them unavailable to provide services, such as software engineering, to support our business. It could also disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render some of our resources unavailable. While we have risk mitigation efforts in place, the realization of any of these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift some of our development activities to other jurisdictions and/or third-party contractors, which may result in significant disruption, including delays in releases of new versions or updates of our software and incurrence of additional costs. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services could be impaired, and, as a result, our competitive position or our results of operations could suffer.
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
In addition, we have entered into contracts with providers of EHR and PM solutions, and we intend to pursue such agreements in the future. These contracts are typically structured as commercial and technical agreements, pursuant to which we integrate certain of our solutions into the EHR and PM systems that are utilized by many of our clients, for agreed payments or provision of services to such providers of EHR and PM solutions. Our ability to form and maintain these agreements in order to facilitate the integration of our solutions into the EHR and PM systems used by our healthcare services clients and their patients is important to the success of our business. We or the providers of EHR and PM solutions with which we contract may terminate or seek to amend our agreements in response to future laws or regulations, such as those involving the access, exchange, and use of EHI. If providers of EHR or PM solutions amend, terminate or fail to perform their obligations under their agreements with us, we may need to seek other ways of integrating our solutions with the EHR and PM systems of our healthcare services clients, which could be costly and time consuming, and could adversely affect our business results.
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
Any disruption in the network access, telecommunications or co-location services provided by third-party providers or any failure of or by third-party providers’ systems or our own systems to handle current or higher volume of use could significantly harm our business. We exercise limited control over third-parties, which increases our vulnerability to problems with services they provide. We have experienced failures by third-party providers’ systems which resulted in a limited interruption of our system. For example, in February 2024, Change Healthcare, a subsidiary of UnitedHealth Group and the largest clearinghouse for medical claims in the U.S., was the subject of a cyber-attack that required it to take offline its computer systems that handled electronic payments and insurance claims. One of our clearinghouse clients, for whom we act as merchant processor for patient payments, contracted with Change Healthcare to operate their online payment portal and handle print communications. As a result of the outage, the online payment portal was impacted, resulting in a decline in our patient payment volume during the three months ended April 30, 2024. Similar events could occur in the future, and the impact to our business could be material. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with clients and adversely affect our business and could expose us to third-party liabilities.
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

Risks relating to taxes and accounting standards
Our financial results are based in part on our estimates or judgments relating to our critical accounting policies. Changes in related judgments or assumptions, or changes in accounting standards and tax regulations could materially impact our financial position and results of operations.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) and our key metrics requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to, but not limited to, revenue recognition, the allowance for doubtful accounts, contingent liabilities, the useful lives, the capitalization, valuation and recoverability of long-lived assets, the grant-date fair value of stock-based compensation awards, and the fair value of identifiable assets acquired and liabilities assumed in business combinations. Changes in accounting rules and interpretations or in our accounting assumptions, estimates and/or judgments could significantly impact our consolidated financial statements. In some cases, we could be required to delay the filing of our consolidated financial statements, or to apply a new or revised standard retroactively, resulting in restating prior period consolidated financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Furthermore, we are subject to federal and state income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. We are registered in all states that assess sales and use taxes on our services. Although we believe our tax practices and provisions are reasonable, the final determination of tax audits and any related litigation, changes in the taxation of our operations and proposed changes in tax laws could cause the ultimate settlement of our tax liabilities to be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made, which could materially impact our financial results. Further, any changes in the taxation of our operations, including certain proposed changes in U.S. tax laws, may increase our effective tax rate and adversely affect our financial position and results of operations. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of January 31, 2025, we had U.S. federal and state net operating loss carryforwards ("NOLs") of $596.5 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. We have completed a Section 382 study and as a result of the analysis, it is more likely than not that we have experienced an "ownership change." In addition, it is more likely than not that our existing NOLs are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act of 2017, as amended by The Coronavirus Aid, Relief, and Economic Security Act of 2020, the amount of post-2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the year ended January 31, 2025, our net cash provided by operating activities was $32.4 million. As of January 31, 2025, we had $84.2 million of cash and cash equivalents, which are held for working capital purposes. As of January 31, 2025, we had no outstanding borrowings under the Capital One Credit Facility, with the ability to borrow up to $50.0 million.
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
The Credit Agreement governing our Capital One Credit Facility contains various restrictive covenants that limit our ability to take certain actions, including, but not limited to, our ability to grant or incur liens, dispose of assets, incur additional indebtedness, make certain investments, restricted payments (including dividends) and restricted debt payments, enter into certain transactions with affiliates and enter into certain mergers and acquisitions. In addition, the Capital One Credit Facility contains financial covenants applicable from time to time, which include Minimum Consolidated EBITDA, Consolidated Fixed Charge Coverage Ratio and Minimum Liquidity, as such terms are defined in the Credit Agreement.
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
Adverse developments that affect financial institutions, transactional counterparties or other third parties, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in early 2023, several financial institutions closed and were taken into receivership by the FDIC. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, stabilize financial institutions through access to loans or other liquidity or support programs, or that they would do so in a timely fashion.
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
•trading activity by stockholders who together beneficially own a significant portion of our outstanding common stock, as well as other institutional or activist investors; and
•our sale of common stock or other securities in the future.
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
We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which you have purchased your shares.
We cannot guarantee that our stock repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of our stock price and diminish our cash reserves.
On March 12, 2025, our Board of Directors authorized a stock repurchase program. Under the program, we may repurchase up to 2.5 million shares of our common stock from time to time. The stock repurchase program does not obligate us to repurchase a specified number or dollar value of shares, and the program may be modified, suspended or discontinued at any time without prior notice. Our ability to return capital to stockholders through stock repurchases principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, cash received from customers and cash paid to employees and suppliers, and other factors impacting our financial condition, some of which are beyond our control. The existence of the stock repurchase program could cause our common stock to trade at a higher price than it otherwise would. Although the program is intended to enhance long-term stockholder value, there is no assurance it will do so because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the program. Any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions, or business opportunities and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of the stock repurchase program. Further, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. In addition, our stock repurchase program may be suspended or discontinued at any time and may not enhance long-term stockholder value. Additionally, the Inflation Reduction Act of 2022 provides for the imposition of a 1% non-deductible U.S. federal excise tax (the “Stock Buyback Tax”) on certain repurchases of stock by publicly traded U.S. corporations.
Risks relating to our bylaws and certificate of incorporation
Anti-takeover provisions under our incorporation documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the "Chancery Court") will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine (the "Delaware Forum Provision"). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the "Federal Forum Provision"). Our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
Cyber Risk Management and Strategy
Our cybersecurity risk management program is informed by recognized industry standards and frameworks and incorporates elements of the same, including elements of the National Institute of Standards and Technology Cybersecurity Framework and The Health Information Trust Alliance (HITRUST) Common Security Framework. Additionally, we are certified as a PCI-DSS Level 1 Service Provider. The Company’s cybersecurity program utilizes a cross functional, multilayered defense-in-depth approach designed to: (i) identify, prevent and mitigate cybersecurity threats to the Company; (ii) preserve the confidentiality, security and availability of the information that we collect and store; (iii) protect the Company’s intellectual property; (iv) maintain the confidence of our customers, clients and business partners; and (v) provide appropriate public disclosure and required notices of cybersecurity risks and incidents when required.
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
We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have experienced and will likely experience threats and security incidents that could affect our information or systems. See Item 1A “Risk Factors” in this Annual Report on Form 10-K for more information.
Governance
Phreesia takes a cross-functional approach to address the risks from cybersecurity threats. The Company’s Board of Directors (the “Board”) maintains oversight responsibility over the Company’s enterprise risk management (“ERM”) program, which incorporates the Company’s cybersecurity risk management program. The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with the Company’s ERM function, the Company’s Chief Technology Officer, along with other members of management including the Chief Information Security Officer, the Chief Privacy Officer, and the compliance, audit, and risk teams.
The Company’s Chief Information Security Officer is principally responsible for day-to-day management of the Company’s cybersecurity risk management program and reports to the Chief Technology Officer. The Chief Information Security Officer has more than 15 years of cybersecurity experience, including leadership roles at four publicly traded companies. He is a Certified Information Systems Security Professional, holds a M.S. in Security Technologies from the University of Minnesota and is an alumnus of the FBI Citizen’s Academy. The Chief Technology Officer has served in various leadership roles in information technology and information security at the Company for over 14 years and holds a B.S. in computer science from Worcester Polytechnic Institute. The Chief Technology Officer reports directly to the Chief Executive Officer and works in coordination with the other members of the leadership team, which includes our General Counsel, Chief Operating Officer, and Chief Financial Officer. The Chief Technology Officer oversees a team of security professionals, which is led by the Chief Information

Security Officer. The security team includes approximately 36 security professionals, 25 of whom are security engineers. Other members of the team oversee and manage identity, risk, compliance and audit functions.
The Board and the Audit Committee each receive quarterly presentations and reports from the Company’s Chief Technology Officer and/or General Counsel on cybersecurity risks, which address a wide range of topics including, among others, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third party service providers. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds under the Company’s incident response plan.

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

Item 3. Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For further information regarding legal proceedings, refer to Note 11 - Commitments and contingencies in Part II - Item 8 in this Annual Report on Form 10-K.

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
The following graph shows a comparison the period beginning on January 31, 2020 and ending on January 31, 2025 of the cumulative total stockholder return on our common stock, the NYSE Composite Index, S&P 500, and the S&P 1500 Composite Software and Services Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Stockholders
We had approximately 37 stockholders of record as of March 13, 2025; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans in Part III - Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended January 31, 2025 that were not previously reported on a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
Not applicable.
Use of Proceeds from Sales of Registered Securities
Not applicable.

Item 6. Reserved
Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends January 31. References to fiscal 2025 and 2024 refer to the fiscal years ended January 31, 2025 and 2024, respectively.
Basis of Presentation
This management's discussion and analysis discusses our financial condition and results of operations for the years ended January 31, 2025 and 2024. Please refer to Part II - Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2024 for a comparison of the year ended January 31, 2024 to the year ended January 31, 2023.
Financial Highlights
Fiscal 2025
•Total revenue increased 18% to $419.8 million in fiscal 2025 compared with $356.3 million in fiscal 2024.
•Net loss was $58.5 million in fiscal 2025 compared with $136.9 million in fiscal 2024.
•Adjusted EBITDA was $36.8 million in fiscal 2025 compared with negative $35.4 million in fiscal 2024.
•Cash provided by operating activities was $32.4 million in fiscal 2025 compared with cash used in operating activities of $32.4 million in fiscal 2024.
•Free cash flow was $8.3 million in fiscal 2025 compared with negative $57.5 million in fiscal 2024.
•Cash and cash equivalents was $84.2 million as of January 31, 2025 compared with $87.5 million as of January 31, 2024.
For a reconciliation of Adjusted EBITDA to net loss and a reconciliation of free cash flow to net cash provided by (used in) operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”
Overview
We are a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. Phreesia’s mission is to make care easier every day. We have created an integrated and streamlined system that automates data capture and activates patients before, during and after their interaction with their healthcare services provider. Our solutions include SaaS-based integrated tools that manage patient access, registration and payments. We offer tools to communicate with patients about their health that have demonstrated increased rates of preventive care and vaccinations. Additionally, our solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers better understand their patients and connect them to needed services, resulting in improved health outcomes. We also provide life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations with a channel for direct education and communication with patients in a privacy-protected environment. Our solutions also include additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specialty and condition expertise.
We serve an array of healthcare services clients of all sizes across over 25 specialties, ranging from single-specialty practices, including internal and family medicine, urology, dermatology, and orthopedics, to large, multi-specialty groups, and health systems as well as other organizations that provide other types of healthcare-related services. Our network solutions clients include life sciences companies in the pharmaceutical, biotechnology and medical device industries, as well as government entities, patient advocacy, public interest and other not-for-profit organizations seeking to activate, engage and educate patients about topics critical to their health. Our goal is to help patients have more informed conversations to help them make decisions about their care.

We derive revenue from (i) subscription fees from healthcare services clients for access to our solutions and related professional services fees, (ii) payment processing fees based on levels of patient payment volume processed through our solutions and (iii) fees from life sciences clients and other organizations for delivering direct communications to help activate, engage and educate patients about topics critical to their health using our solutions. We also generate revenue through our additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specialty and condition expertise. We have strong visibility into our business as the majority of our revenue is derived from recurring subscription fees and re-occurring payment processing fees.
We market and sell our products and services to healthcare services prospects throughout the U.S. using a direct sales organization. Our database team is responsible for the hygiene and health of our data and is tasked with validating information by using various tools to enrich it. This data powers our sales development organization. Our marketing team identifies customer profiles, develops content and deploys one-to-many communications to soften the market. This helps prepare our sales development team to engage with new prospective customers. The sales development team creates opportunities and works with the direct sales team to qualify those opportunities. Our sales force executes on these qualified sales leads, partnering with our sales enablement and client services functions to ensure prospects are educated on the breadth of our capabilities and demonstrable value proposition, with the goal of attracting and retaining clients and expanding their use of our solutions over time. Most of our healthcare services customer contracts are structured as annual, auto-renewing agreements. Our sales typically involve competitive processes, and sales cycles have, on average, varied in duration from three months to six months, depending on the size of the potential client. After we secure new deals, our sales team offers additional add-on solutions and services to healthcare services customers, expanding the breadth of solutions provided to clients, which we believe increases customer satisfaction and retention. In addition, through Phreesia University (Phreesia’s in-house training program), live and virtual events, we help our healthcare services clients optimize their businesses and, as a result, support client retention.
We also sell products and services to life sciences and other organizations, healthcare advertising agencies, government entities and advocacy groups through our direct sales and marketing teams. Unlike healthcare services programs, most of the life science campaigns need to be measured and resold each year. Like healthcare services, the marketing team supports net new business and client retention for life sciences by educating ideal customer profiles about the value of Phreesia and the positive impact on health outcomes Phreesia campaigns have on patients.
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
Recent developments and current economic conditions
Macroeconomic environment and geopolitical conditions
Our business is directly and indirectly affected by macroeconomic conditions, geopolitical conditions and the state of global financial markets. Geopolitical uncertainty resulting, in part, from the military conflict between Russia and Ukraine and the conflict in the Middle East, as well as other macro-economic conditions, such as the impact of pandemics, changes in interest rates, inflation in the cost of goods, services and labor, or a recession or an economic slowdown in the U.S. or internationally, have contributed to significant volatility and declines in global financial markets. The uncertainty over the extent and duration of the ongoing conflicts and these macroeconomic conditions continues to cause disruptions to businesses and markets worldwide. Additionally, the change in U.S. presidential administration may result in additional geopolitical and macroeconomic uncertainty. While none of these factors individually has had a material impact on our business to date, it is difficult to predict the potential impact these factors may have on our future business results, and each could adversely impact our business operations, financial performance and results of operations.

Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	For the fiscal years ended January 31,		Change
	2025	2024	Amount	%
Key Metrics:
Average number of healthcare services clients ("AHSCs")	4,203	3,601	602	17%
Healthcare services revenue per AHSC	$70,961	$72,215	$(1,254)	(2)%
Total revenue per AHSC	$99,884	$98,944	$940	1%
•AHSCs. We define AHSCs as the average number of clients that generate subscription and related services or payment processing revenue each month during the applicable period. In cases where we act as a subcontractor providing white-label services to our partner's clients, we treat the contractual relationship as a single healthcare services client. We believe growth in AHSCs is a key indicator of the performance of our business and depends, in part, on our ability to successfully develop and market our solutions to healthcare services organizations that are not yet clients. We believe growth in AHSCs provides useful information to investors as an important indicator of expected revenue growth. In addition, growth in AHSCs informs our management of the areas of our business that will require further investment to support expected future AHSC growth. For example, as AHSCs increase, we may need to add to our customer support team and invest to maintain effectiveness and performance of our solutions for our healthcare services clients and their patients.
•Healthcare services revenue per AHSC. We define Healthcare services revenue as the sum of subscription and related services revenue and payment processing revenue. We define Healthcare services revenue per AHSC as healthcare services revenue in a given period divided by AHSCs during that same period. We are focused on continually delivering value to our healthcare services clients. We believe that our ability to increase healthcare services revenue per AHSC provides useful information to investors as an indicator of the long-term value of our solutions. Healthcare services revenue per AHSC was $70,961 for the year ended January 31, 2025 compared to $72,215 for the year ended January 31, 2024, a decrease of 2%. The decrease was primarily driven by AHSC growth significantly outpacing growth in payment processing volume and payment processing revenue.
•Total revenue per AHSC. We define Total revenue per AHSC as Total revenue in a given period divided by AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment processing revenue. Additionally, our relationships with healthcare services clients who subscribe to our technology give us the opportunity to engage with life sciences companies, government entities, patient advocacy, public interest and not-for-profit organizations who deliver direct communication to patients through our solutions. As a result, we believe that our ability to increase Total revenue per AHSC provides useful information to investors as an indicator of the long-term value of our solutions. Total revenue per AHSC was $99,884 for the year ended January 31, 2025 compared to $98,944 for the year ended January 31, 2024, an increase of 1%. The increase was primarily driven by Network solutions revenue growth that outpaced AHSC growth.
Additional Information

	For the fiscal years ended January 31,		Change
	2025	2024	Amount	%
Patient payment volume (in millions)	$4,420	$3,947	$473	12%
Payment facilitator volume percentage	81%	82%	(1)%	(1)%
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
Results of operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	For the fiscal years ended January 31,		For the fiscal years ended January 31,
(in thousands)	2025	2024	2025	2024
Revenue
Subscription and related services	$196,510	$165,436	47%	46%
Payment processing fees	101,740	94,610	24%	27%
Network solutions	121,563	96,253	29%	27%
Total revenues	419,813	356,299	100%	100%
Expenses
Cost of revenue (excluding depreciation and amortization)	66,227	61,025	16%	17%
Payment processing expense	68,707	62,986	16%	18%
Sales and marketing	121,129	147,008	29%	41%
Research and development	117,364	112,346	28%	32%
General and administrative	76,597	79,926	18%	22%
Depreciation	14,183	17,584	3%	5%
Amortization	13,703	11,903	3%	3%
Total expenses	477,910	492,778	114%	138%
Operating loss	(58,097)	(136,479)	(14)%	(38)%
Other income, net	1,956	44	—%	—%
Loss on extinguishment of debt	—	(1,118)	—%	—%
Interest income, net	330	2,211	—%	1%
Total other income, net	2,286	1,137	1%	—%
Loss before provision for income taxes	(55,811)	(135,342)	(13)%	(38)%
Provision for income taxes	(2,716)	(1,543)	(1)%	—%
Net loss	$(58,527)	$(136,885)	(14)%	(38)%
Components of consolidated statements of operations
Revenue
We generate revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. We derive revenue from subscription fees and related services generated from our healthcare services clients for access to our solutions, payment processing fees based on the levels of patient payment volume we process, and from fees from life sciences clients and other organizations for delivering direct communications to help activate, engage and educate patients about topics critical to their health.
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
•Payment processing fees. We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through our solutions. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. Credit and debit patient payment volume processed through our payment facilitator model represented 81% and 82% of our patient payment volume in fiscal 2025 and 2024, respectively. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions. Patient payment responsibility typically declines as a share of total spending as the calendar year progresses due to benefit design. Consistent with that trend, payment volume on a per client basis has historically been lower in the second half of our fiscal year as compared to the first half of our fiscal year.
•Network solutions. We generate revenue from life sciences clients and other organizations for delivering direct communications to patients. As we expand our healthcare services client base, we increase the number of new patients we can reach to deliver our direct communications to help activate, engage and educate patients about topics critical to their health on behalf of life sciences clients and other organizations.
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
Other income (expense), net
Our other income and expense line items consist of the following:
•Other income (expense), net. Other income (expense), net consists of a $2.3 million gain recorded in fiscal 2025 in connection with a settlement with the former equity holders of ConnectOnCall, foreign currency-related gains and losses as well as miscellaneous other income and expense.
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
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that substantially all of our U.S. deferred tax assets as of January 31, 2025 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance. Provision for income taxes also includes U.S. state and local income taxes and foreign income taxes. We record unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjust these balances when our judgement changes as a result of the evaluation of new information previously not available.
Comparison of fiscal 2025 versus fiscal 2024
Revenue

	Fiscal years ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Subscription and related services	$196,510	$165,436	$31,074	19%
Payment processing fees	101,740	94,610	7,130	8%
Network solutions	121,563	96,253	25,310	26%
Total revenues	$419,813	$356,299	$63,514	18%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $31.1 million to $196.5 million for fiscal 2025, as compared to $165.4 million for fiscal 2024, primarily due to new healthcare services clients added in fiscal 2025 as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through our solutions increased $7.1 million to $101.7 million for fiscal 2025, as compared to $94.6 million for fiscal 2024, due to the addition of new healthcare services clients, which drove increases in patient visits and patient payments processed through our platform. Payment processing fees for the year ended January 31, 2025 were reduced by approximately $6.1 million related to the accelerated wind-down of a relationship with a clearinghouse client.
•Network solutions. Our revenue from life sciences clients and other organizations increased $25.3 million to $121.6 million for fiscal 2025, as compared to $96.3 million for fiscal 2024 due to an increase in engagement, education programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Fiscal years ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$66,227	$61,025	$5,202	9%
Cost of revenue (excluding depreciation and amortization) increased $5.2 million to $66.2 million for fiscal 2025, as compared to $61.0 million for fiscal 2024. The increase resulted primarily from a $7.7 million increase in other third-party costs driven by growth in revenue, partially offset by a $2.5 million decrease in labor costs.
Stock compensation incurred related to cost of revenue was $4.9 million and $4.6 million for fiscal 2025 and fiscal 2024, respectively.
Payment processing expense

	Fiscal years ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Payment processing expense	$68,707	$62,986	$5,721	9%
Payment processing expense increased $5.7 million to $68.7 million for fiscal 2025, as compared to $63.0 million for fiscal 2024. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year. Payment processing expense for the year ended January 31, 2025 was reduced by the accelerated wind-down of a relationship with a clearinghouse client.
Sales and marketing

	Fiscal years ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$121,129	$147,008	$(25,879)	(18%)
Sales and marketing expense decreased $25.9 million to $121.1 million for fiscal 2025, as compared to $147.0 million for fiscal 2024. The decrease resulted primarily from a $18.0 million decrease in labor costs and a $7.9 million decrease in other third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $22.0 million and $26.0 million for fiscal 2025 and fiscal 2024, respectively.
Research and development

	Fiscal years ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$117,364	$112,346	$5,018	4%
Research and development expense increased $5.0 million to $117.4 million for fiscal 2025, as compared to $112.3 million for fiscal 2024. The increase resulted primarily from a $3.2 million increase in software costs, a $1.5 million increase in labor costs and a $0.4 million increase in other third-party costs.
Stock compensation incurred related to research and development expense was $15.3 million and $17.4 million in fiscal 2025 and fiscal 2024, respectively.
General and administrative

	Fiscal years ended January 31,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$76,597	$79,926	$(3,329)	(4%)

General and administrative expense decreased $3.3 million to $76.6 million for fiscal 2025, as compared to $79.9 million for fiscal 2024. The decrease primarily resulted from a $3.1 million decrease in third-party costs associated with prior-year acquisitions, a $0.1 million decrease in other third-party general and administrative expenses and a $0.1 million decrease in labor costs.
Stock compensation incurred related to general and administrative expense was $24.8 million and $23.7 million in fiscal 2025 and fiscal 2024, respectively.
Depreciation

	Fiscal years ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Depreciation	$14,183	$17,584	$(3,401)	(19%)
Depreciation expense decreased $3.4 million to $14.2 million for fiscal 2025, as compared to $17.6 million for fiscal 2024. The decrease was primarily attributable to lower data center equipment depreciation.
Amortization

	Fiscal years ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Amortization	$13,703	$11,903	$1,800	15%
Amortization expense increased $1.8 million to $13.7 million for fiscal 2025, as compared to $11.9 million for fiscal 2024. The increase was primarily driven by higher amortization of capitalized internal-use software development costs as well as amortization of intangible assets acquired during fiscal 2024.
Other income, net

	Fiscal years ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Other income, net	$1,956	$44	$1,912	4,345%
Other income, net was income of $2.0 million for fiscal 2025 as compared to income of less than $0.1 million for fiscal 2024. The increase in other income, net was driven primarily by a $2.3 million gain recorded in connection with a settlement with the former equity holders of ConnectOnCall, partially offset by foreign exchange losses. See Note 4 (b) in Part II - Item 8 of this Annual Report on Form 10-K for additional information regarding the ConnectOnCall settlement. Other income, net for fiscal 2024 was comprised primarily of foreign exchange gains.
Loss on extinguishment of debt

	Fiscal years ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Loss on extinguishment of debt	$—	$(1,118)	$1,118	(100%)
During fiscal 2024, we recorded a $1.1 million loss on extinguishment of debt in connection with the termination of the Third SVB Facility.

Interest income, net

	Fiscal years ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Interest income, net	$330	$2,211	$(1,881)	(85%)
Interest income, net decreased by $1.9 million to $0.3 million for fiscal 2025, as compared to $2.2 million for fiscal 2024. The decrease is primarily attributable to lower interest income earned from our cash and cash equivalent balances, as well as higher interest expense on our finance leases and other financing obligations.
Provision for income taxes

	Fiscal years ended January 31,
(in thousands)	2025	2024	$ Change	% Change
Provision for income taxes	$(2,716)	$(1,543)	$(1,173)	76%
Provision for income taxes increased by $1.2 million to $2.7 million for fiscal 2025, as compared to $1.5 million for fiscal 2024. The increase in provision for income taxes relates primarily to an increase in Canadian and Indian income tax expense.
Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We define Adjusted EBITDA as net income or loss before interest income, net, provision for income taxes, depreciation and amortization, and before stock-based compensation expense, loss on extinguishment of debt and other income, net.
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

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2025	2024
Net loss	$(58,527)	$(136,885)
Interest income, net	(330)	(2,211)
Provision for income taxes	2,716	1,543
Depreciation and amortization	27,886	29,487
Stock-based compensation expense	66,975	71,613
Loss on extinguishment of debt	—	1,118
Other income, net	(1,956)	(44)
Adjusted EBITDA	$36,764	$(35,379)
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
The following table presents a reconciliation of free cash flow from net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$32,381	$(32,378)
Less:
Capitalized internal-use software	(15,380)	(19,291)
Purchases of property and equipment	(8,709)	(5,806)
Free cash flow	$8,292	$(57,475)
Liquidity and capital resources
As of January 31, 2025 and 2024, we had cash and cash equivalents of $84.2 million and $87.5 million, respectively. Cash and cash equivalents consist of money market mutual funds and cash on deposit.
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
Capital One facility
In December 2023, we entered into a 5-year $50 million senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5.0 million and a letter of credit sub-limit of at least $5.0 million. The new Capital One Credit Facility was entered into with Capital One, N.A. (“Capital One”) acting as administrative agent and replaces our previous senior secured revolving credit facility with Silicon Valley Bank, which we terminated on the same date. We believe the Capital One Credit Facility will give us additional financial flexibility through fiscal 2028. The facility is available to us for working capital and general corporate purposes.
The obligations under the Capital One Credit Facility are secured by a first priority security interest in substantially all of our tangible and intangible assets, and by pledges of the equity of certain of our U.S. subsidiaries, in each case subject to customary exclusions.
The Capital One Credit Facility includes financial covenants including but not limited to requiring us to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio and limiting the amount of cash and cash equivalents we hold outside Capital One, each as defined in the Credit Agreement. We were in compliance with all covenants related to the Capital One Credit Facility as of January 31, 2025.
We believe that our cash and cash equivalents along with cash generated in the normal course of business are sufficient to fund our operations for at least the next twelve months.
Financing agreements
In June 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of January 31, 2025, there was $1.9 million in outstanding principal and interest due under the agreement. The financing agreement requires us to pay $0.1 million per month for 36 months beginning August 2023. The effective interest rate on the agreement is 10.5% per annum.
Shares issued as consideration for acquisitions
On June 30, 2023, we entered into an agreement to acquire 100% of the outstanding equity of Comsort, Inc. d/b/a MediFind (“MediFind”) for total consideration of $8.9 million, which included the issuance of 150,786 shares of our common stock to certain MediFind stockholders.
On August 11, 2023, we entered into an agreement to acquire 100% of the outstanding equity of Access eForms, LLC (“Access”) for total consideration of $37.4 million, which included the issuance of 1,096,436 shares of our common stock to certain members of Access.
Liabilities issued as consideration for acquisition
In October 2023, we entered into an agreement to acquire 100% of the outstanding equity of ConnectOnCall for total consideration of $13.9 million, including liabilities payable to the sellers. As of January 31, 2024, the Company’s liability for the ConnectOnCall deferred consideration liabilities was $8.7 million. See Note 4 (b) and Note 17 in Part II - Item 8 of this Annual Report on Form 10-K for additional information regarding the liabilities issued as consideration for acquisition.
On January 31, 2025, we and the former equity holders of ConnectOnCall entered into a settlement agreement which resulted in a reduced payment of $5.0 million in full settlement of the deferred consideration liabilities. As of January 31, 2025, the outstanding balance of the deferred consideration liabilities was $0. The settlement agreement was a result of indemnification claims made by us against the former equity holders of ConnectOnCall stemming from our October 2023 agreement to acquire the outstanding equity of ConnectOnCall.
In connection with the settlement, we recorded a gain of $2.3 million within Other income (expense), net. We included the gain as an adjustment to reconcile net loss to net cash provided by operating activities. We presented

$4.6 million and $0.4 million of the settlement payment within cash used for financing activities and cash provided by operating activities, respectively, in its statement of cash flows for the fiscal year ended January 31, 2025.
The following table summarizes our sources and uses of cash for each of the periods presented:

	For the fiscal years ended January 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$32,381	$(32,378)
Net cash used in investing activities	(24,089)	(39,670)
Net cash used in financing activities	(11,486)	(17,115)
Effect of exchange rate changes on cash and cash equivalents	(106)	—
Net decrease in cash and cash equivalents	$(3,300)	$(89,163)
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
During the fiscal year ended January 31, 2025, net cash provided by operating activities was $32.4 million, as our cash received from customers in connection with our normal operations exceeded our cash paid to employees and suppliers. During the fiscal year ended January 31, 2024, net cash used in operating activities was $32.4 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
The change in net cash provided by (used in) operating activities was driven primarily by an increase in cash received from customers driven by higher revenues during the year ended January 31, 2025.
Investing activities
During the fiscal year ended January 31, 2025, net cash used in investing activities was $24.1 million, principally resulting from $15.4 million of cash paid for capitalized internal-use software, as well as $8.7 million of purchases of property and equipment, primarily computer equipment.
During the fiscal year ended January 31, 2024, net cash used in investing activities was $39.7 million, including $19.3 million of cash paid for capitalized internal-use software, $14.6 million of cash paid for acquisitions, net of cash acquired, as well as $5.8 million of purchases of property and equipment.
Financing activities
During the fiscal year ended January 31, 2025, net cash used in financing activities was $11.5 million, primarily consisting of $9.0 million used for principal payments on finance leases and financing arrangements, $6.3 million used for principal payments of acquisition-related liabilities and $0.2 million used for debt issuance costs, facility fees and debt extinguishment costs, partially offset by $3.9 million in proceeds from our equity compensation plans.
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
Material Cash Requirements
Our material cash requirements relate to human capital, contractual purchase commitments, leases and financing arrangements. Refer to Note 4 - Composition of certain financial statement accounts in Part II - Item 8 of this Annual Report on Form 10-K for additional information on accrued payroll related liabilities. Refer to Note 6 - Finance leases and other debt, Note 10 - Leases and Note 11 - Commitments and contingencies in Part II - Item 8 of this Annual Report on Form 10-K for additional information on cash requirements for leases, financing arrangements and contractual purchase commitments.

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
We occasionally provide credits to customers representing adjustments to the transaction price. Known and estimable credits and adjustments represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We estimate the amount of variable consideration based on its expected probability-weighted value or its most likely amount. We include variable consideration in the transaction price to the extent it is probable there will not be a significant reversal of revenue when the uncertainty with respect to the variable consideration is resolved. We believe that there will not be significant changes to our estimates of variable consideration as of January 31, 2025.
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

In connection with the ConnectOnCall acquisition, we recorded deferred consideration liabilities within other current liabilities and other long-term liabilities for amounts payable to the selling shareholders in seven quarterly installments through June 2025. The fair value of our deferred consideration liabilities was determined based on a discount cash flow approach, using the pre-tax cost of debt of 9.3%. In connection with the acquisition of ConnectOnCall, we recorded deferred consideration liabilities with an acquisition-date fair value of $10.0 million. On January 31, 2025, we and the former equity holders of ConnectOnCall entered into a settlement agreement which resulted in a reduced payment of $5.0 million in full settlement of the deferred consideration liabilities. As of January 31, 2025, the outstanding balance of the deferred consideration liabilities was $0. The settlement agreement was a result of indemnification claims made by us against the former equity holders of ConnectOnCall stemming from our October 2023 agreement to acquire the outstanding equity of ConnectOnCall. The principal portion of payments of the deferred consideration liabilities are financing payments of acquisition-related liabilities in our accompanying consolidated statements of cash flows.
Capitalized internal-use software
We capitalize certain costs incurred for the development of computer software for internal use. These costs relate to the development of our solutions. We capitalize the costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. We evaluate the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our solutions, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.
Stock-based compensation for market-based performance stock units ("PSUs")
We granted market-based PSUs during fiscal 2023, 2024 and 2025.
PSUs vest in between 0% and 220% of the number of PSUs originally granted based on our total stockholder return ("TSR"), relative to a peer group of companies on the Russell 3000 stock index. PSUs granted during fiscal 2025, 2024 and 2023 vest in a maximum of 220% of the number of PSUs originally granted. We estimate the fair value of the PSUs using a Monte Carlo Simulation model which projects TSR for Phreesia and each member of the peer group over a performance period of approximately three years. The most critical and judgmental assumptions used in the Monte Carlo Simulation to estimate the fair value of the PSUs are set forth below:
•Correlation coefficient: The correlation coefficient measures the correlation of our stock to the stock of the companies in the peer group. This coefficient is used to project the performance of our stock against our peers to estimate projected performance under the plan.
•Expected volatility: For PSUs granted during the years ended January 31, 2025, 2024 and 2023, the expected volatility is based on the historical volatility of our stock price over a term commensurate with the simulation term assumption.
We recognize the grant-date fair value of stock-based awards issued as compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award.
Recent accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting. The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The new standard also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”), and requires companies with a single reportable segment to provide all disclosures required by Topic 280 – Segment Reporting. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Companies are required to apply ASU 2023-07 retrospectively to all periods presented. We adopted ASU 2023-07 for annual periods beginning in the fiscal year ending January 31, 2025. We plan to adopt ASU 2023-07 for interim periods beginning in the fiscal year ending January 31, 2026. The disclosure changes that resulted from the adoption of ASU 2023-07 did not materially impact its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new standard requires companies to disclose disaggregated information related to income taxes paid and the effective tax rate. The provisions of ASU 2023-09 are effective for annual periods beginning after December 15, 2024; early adoption is permitted for annual statements. We plan to adopt ASU 2023-09 for annual periods beginning in the fiscal year ending January 31, 2026. We are currently evaluating the impact that ASU 2023-09 will have on our financial statements and related disclosures. We do not expect the disclosure changes that result from the adoption of ASU 2023-09 to materially impact our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires companies to disclose disaggregated information about certain income statement expense line items. The provisions of ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. We plan to adopt ASU 2024-03 for annual periods beginning in the fiscal year ending January 31, 2028 and for interim periods beginning in the fiscal year ending January 31, 2029. We are currently evaluating the impact that ASU 2024-03 will have on our financial statements and related disclosures. We do not expect the disclosure changes that result from the adoption of ASU 2024-03 to materially impact our consolidated financial statements.
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
Interest rate risk
As of January 31, 2025, our cash and cash equivalents consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
Although we had no debt outstanding under the Capital One Credit Facility as of January 31, 2025, changes in interest rates would affect interest expense if we borrow against the Capital One Credit Facility in the future.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and Indian Rupee, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our expenses as expressed in U.S. dollars for the fiscal year ended January 31, 2025. Additionally, changes in exchange rates largely offset operating income for the fiscal year ended January 31, 2025. For the year ended January 31, 2025, approximately 85% of our expenses were denominated in U.S. Dollars.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded, and such fluctuations can impact our net income. Foreign currency losses, primarily resulting from the re-measurement of monetary account balances, were $0.4 million for the year ended January 31, 2025.
In February 2025, we entered into foreign currency forward contracts in respect of the Canadian Dollar and designated them as hedges of the foreign currency exchange risk associated with forecasted Canadian Dollar denominated payroll payments.
We do not believe that a 1% increase or decrease in foreign exchange rates between the Canadian Dollar, Indian Rupee and U.S. Dollar would have a material effect on our results of operations or financial condition. In addition, we believe that the foreign currency forward contracts will limit our exposure to the foreign currency exchange risk associated with forecasted Canadian Dollar denominated payroll payments.

Item 8. Consolidated Financial Statements and Supplementary Data

PHREESIA, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Phreesia, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Phreesia, Inc. and subsidiaries (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Note 3 to the consolidated financial statements, the Company derives revenue from subscription fees and related services generated from the Company’s healthcare services clients for access to the Company's solutions, payment processing fees based on patient payment volume, and fees from life sciences and payer clients for delivering qualified direct communications to patients who voluntarily opt in to receive this type of engagement using the Company's solutions. Revenue from the Company’s contracts with its customers are disaggregated by service offering and certain aspects of the Company’s processes for revenue recognition and information technology (IT) systems differ among the revenue streams. The Company recorded $419,813 thousand of total revenues for the year ended January 31, 2025, of which $196,510 thousand was subscription and related services,

$101,740 thousand was payment processing fees, and $121,563 thousand was network solutions revenue. Each of these categories of revenue has multiple service offerings.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Subjective auditor judgment was required because of the multiple revenue streams, the related revenue recognition processes, and the number of IT systems involved in the revenue recognition processes.
The following are the primary procedures we performed to address the critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including IT related controls. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain general IT and application controls used by the Company in its revenue processes. For certain revenue streams, we selected a sample of transactions and assessed recorded revenue by comparing the amounts recognized to underlying documentation, including evidence of contracts with customers. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Pittsburgh, Pennsylvania
March 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Phreesia, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Phreesia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 13, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Pittsburgh, Pennsylvania
March 13, 2025

Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 31,
	2025	2024
Assets
Current:
Cash and cash equivalents	$84,220	$87,520
Settlement assets	29,176	28,072
Accounts receivable, net of allowance for doubtful accounts of $1,468 and $1,392 as of January 31, 2025 and 2024, respectively	73,617	64,863
Deferred contract acquisition costs	401	768
Prepaid expenses and other current assets	15,871	14,461
Total current assets	203,285	195,684
Property and equipment, net of accumulated depreciation and amortization of $84,505 and $76,859 as of January 31, 2025 and 2024, respectively	23,651	16,902
Capitalized internal-use software, net of accumulated amortization of $55,991 and $45,769 as of January 31, 2025 and 2024, respectively	52,763	46,139
Operating lease right-of-use assets	1,477	266
Deferred contract acquisition costs	583	986
Intangible assets, net of accumulated amortization of $8,407 and $4,925 as of January 31, 2025 and 2024, respectively	28,143	31,625
Goodwill	75,845	75,845
Other assets	2,668	2,879
Total Assets	$388,415	$370,326
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$29,176	$28,072
Current portion of finance lease liabilities and other debt	8,043	6,056
Current portion of operating lease liabilities	964	393
Accounts payable	5,622	8,480
Accrued expenses	37,460	37,130
Deferred revenue	32,758	24,113
Other current liabilities	—	5,875
Total current liabilities	114,023	110,119
Long-term finance lease liabilities and other debt	8,150	5,400
Operating lease liabilities, non-current	646	134
Long-term deferred revenue	119	97
Long-term deferred tax liabilities	484	270
Other long-term liabilities	185	2,857
Total Liabilities	123,607	118,877
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, undesignated, $0.01 par value—20,000,000 shares authorized as of both January 31, 2025 and 2024; no shares issued or outstanding as of January 31, 2025 and 2024, respectively	—	—
Common stock, $0.01 par value—500,000,000 shares authorized as of both January 31, 2025 and 2024; 60,083,444 and 57,709,762 shares issued as of January 31, 2025 and 2024, respectively	601	577
Additional paid-in capital	1,111,274	1,039,361
Accumulated deficit	(801,496)	(742,969)
Accumulated other comprehensive loss	(51)	—
Treasury stock, at cost, 1,355,169 shares as of both January 31, 2025 and 2024	(45,520)	(45,520)
Total Stockholders’ Equity	264,808	251,449
Total Liabilities and Stockholders’ Equity	$388,415	$370,326
See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the fiscal years ended January 31,
	2025	2024	2023
Revenue:
Subscription and related services	$196,510	$165,436	$128,975
Payment processing fees	101,740	94,610	78,368
Network solutions	121,563	96,253	73,567
Total revenues	419,813	356,299	280,910
Expenses:
Cost of revenue (excluding depreciation and amortization)	66,227	61,025	58,944
Payment processing expense	68,707	62,986	50,323
Sales and marketing	121,129	147,008	151,263
Research and development	117,364	112,346	91,244
General and administrative	76,597	79,926	80,384
Depreciation	14,183	17,584	17,988
Amortization	13,703	11,903	7,316
Total expenses	477,910	492,778	457,462
Operating loss	(58,097)	(136,479)	(176,552)
Other income (expense), net	1,956	44	(175)
Loss on extinguishment of debt	—	(1,118)	—
Interest income, net	330	2,211	1,064
Total other income, net	2,286	1,137	889
Loss before provision for income taxes	(55,811)	(135,342)	(175,663)
Provision for income taxes	(2,716)	(1,543)	(483)
Net loss	$(58,527)	$(136,885)	$(176,146)
Net loss per share attributable to common stockholders, basic and diluted	$(1.02)	$(2.51)	$(3.36)
Weighted-average common shares outstanding, basic and diluted	57,589,687	54,561,449	52,440,067
See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	For the fiscal years ended January 31,
	2025	2024	2023
Net loss	$(58,527)	$(136,885)	$(176,146)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments, net of tax	(51)	—	—
Other comprehensive loss, net of tax	(51)	—	—
Comprehensive loss	$(58,578)	$(136,885)	$(176,146)
See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Stockholders’ Equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total
Balance, January 31, 2022	52,095,964	$521	$860,657	$(429,938)	$—	$(13,960)	$417,280
Net loss	—	—	—	(176,146)	—	—	(176,146)
Stock-based compensation expense	—	—	52,506	—	—	—	52,506
Exercise of stock options and vesting of restricted stock units	1,626,123	16	1,515	—	—	—	1,531
Issuance of common stock for employee stock purchase plan	162,154	2	3,470	—	—	—	3,472
Issuance of stock for share-settled bonus awards	302,931	3	8,809	—	—	—	8,812
Treasury stock from vesting of restricted stock units	—	—	—	—	—	(19,636)	(19,636)
Balance, January 31, 2023	54,187,172	$542	$926,957	$(606,084)	$—	$(33,596)	$287,819
Net loss	—	—	—	(136,885)	—	—	(136,885)
Stock-based compensation expense	—	—	63,981	—	—	—	63,981
Exercise of stock options and vesting of restricted stock units	1,779,430	18	844	—	—	—	862
Issuance of common stock for employee stock purchase plan	141,121	1	3,234	—	—	—	3,235
Issuance of stock for share-settled bonus awards	354,817	4	9,037	—	—	—	9,041
Issuance of common stock as consideration in business combinations	1,247,222	12	35,308	—	—	—	35,320
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	—	(11,924)	(11,924)
Balance, January 31, 2024	57,709,762	$577	$1,039,361	$(742,969)	$—	$(45,520)	$251,449
Net loss	—	—	—	(58,527)	—	—	(58,527)
Other comprehensive loss	—	—	—	—	(51)	—	(51)
Stock-based compensation expense	—	—	59,021	—	—	—	59,021
Exercise of stock options and vesting of restricted stock units and performance stock units	1,808,993	18	1,006	—	—	—	1,024
Issuance of common stock for employee stock purchase plan	158,262	2	2,819	—	—	—	2,821
Issuance of stock for share-settled bonus awards	406,427	4	9,067	—	—	—	9,071
Balance, January 31, 2025	60,083,444	$601	$1,111,274	$(801,496)	$(51)	$(45,520)	$264,808
See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended January 31,
	2025	2024	2023
Operating activities:
Net loss	$(58,527)	$(136,885)	$(176,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,886	29,487	25,304
Stock-based compensation expense	66,975	71,613	58,775
Amortization of deferred financing costs and debt discount	236	321	310
Loss on extinguishment of debt	—	1,118	—
Non-cash gain on settlement	(2,345)	—	—
Cost of Phreesia hardware purchased by customers	1,873	1,619	1,598
Deferred contract acquisition costs amortization	1,815	1,056	1,696
Non-cash operating lease expense	747	702	1,768
Deferred taxes	214	228	434
Changes in operating assets and liabilities:
Accounts receivable	(8,812)	(11,205)	(11,132)
Prepaid expenses and other assets	(1,427)	(2,209)	250
Deferred contract acquisition costs	(1,045)	—	(427)
Accounts payable	(3,234)	(1,993)	4,774
Accrued expenses and other liabilities	182	14,195	2,720
Lease liabilities	(824)	(1,156)	(1,302)
Deferred revenue	8,667	731	1,255
Net cash provided by (used in) operating activities	32,381	(32,378)	(90,123)
Investing activities:
Acquisitions, net of cash acquired	—	(14,573)	—
Capitalized internal-use software	(15,380)	(19,291)	(21,471)
Purchases of property and equipment	(8,709)	(5,806)	(4,732)
Net cash used in investing activities	(24,089)	(39,670)	(26,203)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,012	955	1,603
Treasury stock to satisfy tax withholdings on stock compensation awards	—	(12,176)	(19,383)
Proceeds from employee stock purchase plan	2,918	3,209	3,321
Finance lease payments	(7,811)	(6,779)	(5,731)
Constructive financing	—	1,688	—
Principal payments on financing agreements	(1,199)	(600)	(216)
Debt issuance costs and loan facility fee payments	(152)	(1,321)	(397)
Financing payments of acquisition-related liabilities	(6,254)	(1,333)	—
Debt extinguishment costs	—	(758)	—
Net cash used in financing activities	(11,486)	(17,115)	(20,803)
Effect of exchange rate changes on cash and cash equivalents	(106)	—	—
Net decrease in cash and cash equivalents	(3,300)	(89,163)	(137,129)
Cash and cash equivalents—beginning of year	87,520	176,683	313,812
Cash and cash equivalents—end of year	$84,220	$87,520	$176,683

Supplemental information of non-cash investing and financing activities:
Right of use assets acquired in exchange for operating lease liabilities	$1,958	$398	$—
Property and equipment acquisitions through finance leases	$13,709	$7,438	$526
Purchase of property and equipment and capitalized software included in accounts payable and accrued liabilities	$1,787	$1,299	$2,345
Receivables for cash in-transit on stock option exercises	$—	$—	$97
Capitalized stock-based compensation	$1,362	$1,415	$1,372
Issuance of stock to settle liabilities for stock-based compensation	$11,892	$12,276	$12,284
Deferred consideration liabilities payable in business combinations	$—	$8,732	$—
Issuance of stock as consideration in business combinations	$—	$35,321	$—
Capitalized software acquired through vendor financing	$—	$2,047	$—
Cash paid for:
Interest	$2,194	$1,306	$763
Income taxes	$3,068	$37	$39
See notes to consolidated financial statements.

Phreesia, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
1. Background and liquidity
(a) Background
Phreesia, Inc. (the "Company") is a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. The Company has created an integrated and streamlined system that automates data capture and activates patients before, during and after their interaction with their healthcare services provider. The Company's solutions include SaaS-based integrated tools that manage patient access, registration and payments. Additionally, the Company offers tools to communicate with patients about their health that have demonstrated increased rates of preventive care and vaccinations. Additionally, Phreesia's solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers to better understand their patients and connect them to needed services, resulting in improved health outcomes. The Company also provides life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations with a channel for direct education and communication with patients in a privacy-protected environment. Phreesia's solutions also include additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specialty and condition expertise. Phreesia offers its healthcare services clients the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription. The Company was formed in May 2005.
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
Management believes that the Company’s cash and cash equivalents at January 31, 2025, along with cash generated in the normal course of business and available borrowing capacity under its revolving credit facility with Capital One, N.A. (“Capital One”) (the “Capital One Credit Facility”), are sufficient to fund its operations for at least the next 12 months.
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
(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2025, 2024 and 2023 refer to the fiscal years ending on January 31, 2025, 2024 and 2023, respectively.
3. Summary of significant accounting policies
(a) Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These judgments, estimates and assumptions are used for, but not limited to revenue recognition, the allowance for doubtful accounts, contingent liabilities, the determination of the useful lives of long-lived assets, the capitalization, valuation and recoverability of long-lived assets, the fair value of securities underlying stock-based compensation and the fair value of identifiable assets and liabilities and deferred consideration in business acquisitions.
(b) Revenue recognition
The Company generates revenue primarily from providing integrated SaaS-based software and payment solutions for the healthcare industry. The Company derives revenue from subscription fees and related services generated from the Company’s healthcare services clients for access to the Company's solutions, payment processing fees based on patient payment volume, and fees from life sciences clients and other organizations for delivering qualified direct communications to patients who consent to receive this type of engagement using the Company's solutions.
The Company accounts for revenue from contracts with customers by applying the following steps:
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
The majority of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately when they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions, historical pricing information as priced in previous bundled contracts, as well as other factors such as product, customer type and geographic area. The Company typically establishes a range of SSPs for each of its performance obligations. The Company uses the residual method to estimate the SSP for certain performance obligations with highly variable pricing.
i.Subscription and related services
In most cases, the Company generates subscription fees from clients based on the number of healthcare services clients that utilize the Company's solutions and subscription fees for the Company’s self-service intake tablets (PhreesiaPads), on-site kiosks (Arrivals Kiosks) and any other solutions. The Company’s healthcare services clients are typically billed monthly in arrears, though in some instances healthcare services clients may opt to be billed monthly, quarterly or annually in advance. Subscription fees are typically auto-debited from client’s accounts every month. Revenue for healthcare services client subscriptions is recognized over the term of the respective healthcare services client contract. Substantially all of the Company’s subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software. Revenue for related services is recognized as it is delivered if the services are distinct from the subscription service and is recognized over the remaining non-cancelable subscription term if it is not distinct from the subscription service. In certain arrangements, the Company leases its PhreesiaPads and Arrivals Kiosks through operating leases to its customers. Accordingly, these revenue transactions are accounted for using ASC 842, Leases.
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
ii.Payment processing fees
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
As the merchant of record, the Company is liable for settlement of the transactions processed and, accordingly, such costs are included in payment processing fees expense on the accompanying consolidated statements of operations.
iii.Network solutions
The Company's Network solutions revenue includes fees from life sciences companies and other organizations for qualified direct communications to patients who consent to receive this type of engagement, to help activate, engage and educate patients about topics critical to their health using the Company’s solutions.
The Company generates revenue from sales of digital marketing solutions to life sciences companies which is based largely on the delivery of messages at a contracted price per message to patients. Messaging campaigns are sold for a specified number of messages delivered to qualified patients over an expected time frame. Revenue is recognized as the messages are delivered.
(c) Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and settlement assets. The Company’s cash and cash equivalents are held by established financial institutions. The Company does not require collateral from its customers and generally requires payment within 30 to 60 days of billing. Settlement assets are amounts due from well-established payment processing companies and normally take one to two business days to settle which mitigates the associated risk of concentration. The Company utilizes one third-party payment processor.
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the years ended January 31, 2025, 2024 and 2023. As of both January 31, 2025 and January 31, 2024, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.
(d) Risks and uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws and government regulations. Additionally, the Company is subject to other risks associated with the markets in which it operates including reliance on third-party vendors, partners, and service providers. The Company has a substantial number of employees in Canada and India and the Company supplements its workforce with contractors and consultants in domestic and international locations. Certain of the Company's service providers, including certain third-party software developers, are located in international locations subject to warfare and/or political and economic instability, such as Ukraine and India. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of the Company's business and the Company's customer’s facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, political and economic instability, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of our productions and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of the

Company's operations, adversely impacting the Company’s operating results and the Company's ability to meet the Company's obligations and commitments. See Note 6 - Finance leases and other debt and Note 11 - Commitments and contingencies, for a summary of our contractual commitments as of January 31, 2025.
(e) Cost of revenue (excluding depreciation and amortization)
Cost of revenue (excluding depreciation and amortization) primarily consists of personnel expenses for implementation and technical support, infrastructure costs for operation of our solutions such as hosting fees, and certain fees paid to various third-party providers for the use of their technology, as well as costs to verify insurance eligibility and benefits. Personnel expenses consist of salaries, stock-based compensation, benefits and bonuses.
(f) Payment processing expense
Payment processing expense consists primarily of interchange fees set by payment card networks that are ultimately paid to the card-issuing financial institution, and assessment fees paid to payment card networks, and fees paid to third-party payment processors and gateways.
(g) Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including salaries, stock-based compensation, benefits, bonuses and commission costs for our sales and marketing personnel. Sales and marketing expense also includes costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party partners for sales lead generation. Advertising is expensed as incurred. Advertising expense was $1,675, $1,900 and $2,634 for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.
(h) Research and development
Research and development expense consists of costs for the design, development, testing and enhancement of the Company’s products and services that do not meet the criteria for capitalization as internal-use software. These costs consist primarily of personnel costs, including salaries, stock-based compensation, benefits and bonuses for the Company’s development personnel. Research and development expense also includes third-party partner fees and third-party consulting fees.
(i) General and administrative
General and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation, benefits and bonuses for the Company’s executive, finance, legal, human resources, information technology, and other administrative personnel. General and administrative expense also includes consulting, legal, security, accounting services and allocated overhead.
(j) Depreciation
Depreciation represents depreciation expense for PhreesiaPads and Arrivals Kiosks (collectively, Phreesia hardware), data center and other computer hardware and purchased computer software.
(k) Amortization
Amortization primarily represents amortization of the Company’s capitalized internal-use software related to the Company's solutions as well as amortization of acquired intangible assets.
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
(o) Accounts receivable and allowance for doubtful accounts
Accounts receivable represent trade receivables, net of allowances for any potential uncollectible amounts. The Company estimates the allowance for doubtful accounts as its current estimate of expected credit loss over the life of the instrument. The Company estimates its allowance for doubtful accounts by evaluating the Company’s ability to collect outstanding receivable balances considering various factors, including the age of the balance, the customer’s creditworthiness, payment history and financial condition, the condition of the industry as a whole, as well as expected future changes in credit losses. Write-offs of accounts receivable were not material during the fiscal years ended January 31, 2025, 2024 or 2023. As of January 31, 2025 and 2024, the Company has reserved $1,468 and $1,392, respectively, for the allowance for doubtful accounts.
Accounts receivable also includes unbilled accounts receivable (see Contract balances in Note 5(c)).
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
The Company depreciates property and equipment over the following estimated useful lives:

Useful life (years)
PhreesiaPads and Arrivals Kiosks	3
Computer equipment	3
Computer software	3 to 5
Hardware development	3
Upon sale or disposition of property and equipment, the cost and related accumulated depreciation are removed from their respective accounts and any gain or loss is reflected in the consolidated statements of operations.
(q) Capitalized internal-use software
The Company capitalizes certain costs incurred for the development of computer software for internal use. These costs relate to the development of its solutions. The Company capitalizes the costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its solutions, assesses the ongoing value of capitalized assets or determines the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs the Company capitalizes and amortizes could change in future periods. Refer to Note 4(d) for further detail on internal-use software costs capitalized during the period.
(r) Business combinations
The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company continues to collect information and reevaluate these estimates and assumptions quarterly and records any adjustments to its estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
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
(u) Income taxes
An asset and liability approach is used for financial accounting and reporting of current and deferred income taxes. Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income or loss. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company recognizes the financial statement effects of income tax positions taken or expected to be taken in an income tax return when they are more likely than not, based on technical merits, to be sustained upon examination. The Company measures income tax positions at the largest amount of tax benefit that is more likely than not to be realized upon settlement with a taxing authority that has full knowledge of all relevant information. U.S. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in the interim periods, and disclosure for income taxes.
The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition and the recording of a tax liability or the reduction of a tax asset. The Company would recognize tax related interest and penalties, if applicable, as a component of its provision for income taxes.
(v) Segment information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company defines the term “chief operating decision maker” to be its Chief Executive Officer. The Company’s Chief Executive Officer reviews the financial information presented on an entire company basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, we have determined that we operate in a single reportable operating segment. Additionally, substantially all of the Company's revenues and long-lived assets are located in the U.S. See Note 16 - Segments and geographic information - for additional information regarding the Company’s reportable segment.

(w) Stock-based compensation
The Company has stock-based compensation plans under which various types of equity-based awards are granted, including stock options, restricted stock units ("RSUs"), performance-based RSUs, and market-based performance stock units ("PSUs"). The Company recognizes the compensation cost for equity-classified stock-based awards based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. For performance-based RSUs, the number of shares expected to vest is estimated at each reporting date based on management's expectations regarding the relevant performance criteria. The Company adjusts stock compensation expense for forfeitures of stock-based compensation awards in the periods the forfeitures occur.
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
During fiscal 2020, the Company adopted the Phreesia, Inc. 2019 Employee Stock Purchase Plan ("ESPP" or "the Plan"). The Company records compensation expense based on the grant date fair value per award granted multiplied by the number of awards granted to the employee for the purchase period. The number of awards granted to the employee for the purchase period is equal to the expected employee contributions divided by 85% of the closing stock price on the offering date.
For liability-classified performance-based stock bonus awards, at the beginning of the year, the Company offers eligible employees the option to elect to receive their year-end performance bonus in stock. Bonuses settled in stock are accounted for as stock-based compensation awards vesting based on a performance condition and are classified as liabilities because they represent a liability settled in a variable number of shares.
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
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
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

(y) Equity offering costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering, to the extent there are sufficient proceeds. Should the equity financing no longer be considered probable of being consummated, all deferred offering costs would be charged to operating expenses in the accompanying consolidated statements of operations.
(z) Foreign currency
The functional currency of the Company’s subsidiaries and branch in the U.S. and Canada is the U.S. Dollar. The functional currency of the Company’s subsidiary in India is the Indian Rupee. For subsidiaries with functional currencies other than the U.S. Dollar, the Company translates the functional currency financial statements into U.S. Dollars using the exchange rates at the balance sheet date for assets and liabilities, the period average exchange rates for revenues and expenses, and the historical exchange rates for equity transactions. The effects of foreign currency translation adjustments are recorded as accumulated other comprehensive loss within stockholders’ equity in the Company’s consolidated balance sheets. Foreign currency transaction gains and losses to re-measure monetary assets and liabilities into each entity’s functional currency are included in Other income (expense), net in the Company’s consolidated statements of operations.
(aa) Other income (expense), net
Other income (expense), net consists primarily of miscellaneous other income and expense items that are not attributable to the Company’s normal ongoing operations, as well as foreign currency-related gains and losses.
(ab) Legal and loss contingencies
The Company periodically evaluates the development in litigation, claims and other legal matters. The Company records liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company discloses legal proceedings when it is reasonably possible that a loss has been incurred. Legal costs incurred in connection with loss contingencies are expensed as incurred.
(ac) New accounting pronouncements
Impact of recently adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting. The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The new standard also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”), and requires companies with a single reportable segment to provide all disclosures required by Topic 280 – Segment Reporting. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Companies are required to apply ASU 2023-07 retrospectively to all periods presented. The Company adopted ASU 2023-07 for annual periods beginning in the fiscal year ending January 31, 2025. The Company plans to adopt ASU 2023-07 for interim periods beginning in the fiscal year ending January 31, 2026. The disclosure changes that resulted from the adoption of ASU 2023-07 did not materially impact its consolidated financial statements.
During the year ended January 31, 2025, the Company did not adopt any other accounting pronouncements that materially impacted the Company's financial statements.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires companies to disclose disaggregated information about certain income statement expense line items. The provisions of ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt ASU 2024-03 for annual periods beginning in the fiscal year ending January 31, 2028 and for interim periods beginning in the fiscal year ending January 31, 2029. The Company is currently evaluating the impact that ASU 2024-03 will have on its financial statements and related disclosures. The Company does not expect the disclosure changes that result from the adoption of ASU 2024-03 to materially impact its consolidated financial statements.
There are no other recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.

4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses at January 31, 2025 and 2024 are as follows:

	January 31,
	2025	2024
Payroll-related expenses and taxes	$12,016	$8,981
Stock-based compensation liability	6,135	5,890
Payment processing fees liability	6,578	6,008
Acquisition-related liabilities	844	1,888
Income and other tax liabilities	2,503	3,042
Information technology	4,562	5,927
Other	4,822	5,394
Total	$37,460	$37,130
(b) Other current liabilities and other long-term liabilities
Other current liabilities as of January 31, 2025 and 2024 were $0 and $5,875, respectively. Other long-term liabilities as of January 31, 2025 and 2024 were $185 and $2,857, respectively.
Other current liabilities and other long-term liabilities primarily represent deferred consideration liabilities payable to the former equity holders of ConnectOnCall.com, LLC (“ConnectOnCall”), which the Company acquired during the year ended January 31, 2024. As of January 31, 2025, the balance of other long-term liabilities was $185 and related to other post-employment benefits. See Note 17 - Acquisitions for additional information regarding the acquisition of ConnectOnCall.
On January 31, 2025, the Company and the former equity holders of ConnectOnCall entered into a settlement agreement which resulted in a reduced payment of $4,950 in full settlement of the deferred consideration liabilities. As of January 31, 2025, the outstanding balance of the deferred consideration liabilities was $0. The settlement agreement was a result of indemnification claims made by the Company against the former equity holders of ConnectOnCall stemming from the Company’s October 2023 agreement to acquire the outstanding equity of ConnectOnCall.
In connection with the settlement, the Company recorded a gain of $2,345 within Other income (expense), net. The Company included the gain as an adjustment to reconcile net loss to net cash provided by operating activities for the fiscal year ended January 31, 2025. The Company presented $4,581 and $369 of the settlement, respectively, within cash used for financing activities and cash provided by operating activities in its statements of cash flows for the fiscal year ended January 31, 2025.
(c) Property and equipment
Property and equipment at January 31, 2025 and 2024 are as follows:

	January 31,
	2025	2024
PhreesiaPads and Arrivals Kiosks	$15,763	$18,610
Computer equipment	77,704	62,888
Computer software	14,114	11,687
Hardware development	575	576
Total property and equipment	$108,156	$93,761
Less: accumulated depreciation	(84,505)	(76,859)
Property and equipment — net	$23,651	$16,902
Depreciation expense related to property and equipment amounted to $14,183, $17,584 and $17,988 for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.

Property and equipment - net and related depreciation expense includes assets acquired under finance leases. Assets acquired under finance leases included in computer equipment were $49,009 and $35,250 at January 31, 2025 and 2024, respectively. Accumulated amortization of assets under finance leases was $34,815 and $27,399 at January 31, 2025 and 2024, respectively. See Note 10 - Leases for additional information regarding finance leases.
(d) Capitalized internal-use software
For the fiscal years ended January 31, 2025, 2024 and 2023, the Company capitalized $16,846, $19,521 and $23,604 of costs related to the Company's solutions, respectively.
During the fiscal years ended January 31, 2025, 2024 and 2023 amortization expense related to capitalized internal-use software was $10,222, $9,527 and $5,945, respectively.
(e) Intangible assets and goodwill
The following presents the details of intangible assets as of January 31, 2025 and 2024.

	Useful Life	January 31,
	(years)	2025	2024
Acquired technology	5 to 7	$9,310	$9,310
Customer relationship	7 to 15	17,940	17,940
License	15	6,200	6,200
Trademarks	15	3,100	3,100
Total intangible assets, gross carrying value		$36,550	$36,550
Less: accumulated amortization		(8,407)	(4,925)
Net carrying value		$28,143	$31,625
The weighted average remaining useful life for acquired technology in years was 5.1 and 6.0 as of January 31, 2025 and 2024, respectively. The remaining useful life for customer relationships in years was 11.6 and 12.4 as of January 31, 2025 and 2024, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 11.8 and 12.8 as of January 31, 2025 and 2024, respectively. The remaining useful life for the trademarks in years was 13.5 and 14.5 as of January 31, 2025 and 2024, respectively.
Amortization expense associated with intangible assets for the fiscal years ended January 31, 2025, 2024 and 2023 was $3,481, $2,376 and $1,371, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of January 31, 2025:

January 31, 2025
2026	$3,450
2027	3,157
2028	3,157
2029	3,057
Thereafter	15,322
Total	$28,143
The following table presents a roll-forward of goodwill for the years ended January 31, 2025 and 2024:

Balance, January 31, 2023	$33,736
Goodwill acquired during the year ended January 31, 2024	42,109
Balance, January 31, 2024	$75,845
Balance, January 31, 2025	$75,845
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
As of January 31, 2024, the Company's market capitalization also exceeded the carrying amount of the Company's equity by over 100%. As a result, the Company did not believe that the Company’s goodwill was impaired as of January 31, 2024. No other triggering events occurred during fiscal 2024 or 2025.
As of January 31, 2025, the Company determined that it was more likely than not that the fair value of its single reporting unit exceeded its carrying value. As a result, the Company did not believe that the Company’s goodwill was impaired as of January 31, 2025.
The Company did not record any impairments of goodwill during the years ended January 31, 2025, 2024 or 2023.
(f) Accounts receivable
Accounts Receivable as of January 31, 2025 and 2024 are as follows:

	January 31,
	2025	2024
Billed	$70,342	$62,880
Unbilled	4,743	3,375
Total accounts receivable, gross	$75,085	$66,255
Less: accounts receivable allowances	(1,468)	(1,392)
Total accounts receivable	$73,617	$64,863
Activity in the Company's allowance for doubtful accounts was as follows for the years ended January 31, 2025 and 2024:

Balance, January 31, 2023	$1,053
Bad debt expense	377
Increases due to acquisitions	681
Write-offs and adjustments	(719)
Balance, January 31, 2024	$1,392
Bad debt expense	1,054
Write-offs and adjustments	(978)
Balance, January 31, 2025	$1,468
The Company’s allowance for doubtful accounts represents the current estimate of expected future losses based on prior bad debt experience as well as considerations for specific customers as applicable. The Company's accounts receivable are considered past due when they are outstanding past the due date listed on the invoice to the customer. Write-offs of accounts receivable were not material during the fiscal years ended January 31, 2025, 2024 or 2023
(g) Prepaid and other current assets
Prepaid and other current assets as of January 31, 2025 and 2024 are as follows:

	January 31,
	2025	2024
Prepaid software and business systems	$6,849	$4,922
Prepaid data center expenses	3,558	3,872
Prepaid insurance	912	1,257
Other prepaid expenses and other current assets	4,552	4,410
Total prepaid and other current assets	$15,871	$14,461
(h) Cloud computing implementation costs

The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532 as of January 31, 2025 and 2024, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $1,432 and $1,021 as of January 31, 2025 and 2024, respectively.
(i) Other income (expense), net
Other income (expense), net for the years ended January 31, 2025, 2024 and 2023 was income of $1,956, income of $44 and expense of $175, respectively. Other income, net for the year ended January 31, 2025 included a $2,345 gain on the ConnectOnCall settlement, partially offset by foreign exchange losses. See Note 4 (b) above for additional information regarding the ConnectOnCall settlement. Other income (expense), net for the years ended January 31, 2024 and 2023 were composed primarily of foreign exchange gains and losses, as well as miscellaneous other income and expense.
5. Revenue and contract costs
(a) Disaggregation of revenue
Revenue from the Company’s contracts with its customers are disaggregated by service offering on the accompanying consolidated statements of operations. The Company’s core service offerings are subscription and related services, payment processing fees, digital marketing solutions sold to life sciences companies and other organizations. In addition, substantially all of the Company’s revenue is derived from customers in the United States.
(b) Remaining performance obligations
The Company does not disclose the value of unsatisfied performance obligations as the majority of its contracts relate to either contracts with an original term of one year or less or contracts with variable consideration (i.e., the Company’s payment processing fees revenue).
(c) Contract balances
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

The following table represents a roll-forward of contract assets:

	January 31,
	2025	2024
Beginning balance	$3,375	$989
Amount transferred to receivables from beginning balance of contract assets	(3,375)	(989)
Contract asset additions, net of reclassification to receivables	4,743	3,375
Ending balance	$4,743	$3,375
The following table represents a roll-forward of deferred revenue:

	January 31,
	2025	2024
Beginning balance	$24,210	$17,813
Revenue recognized that was included in deferred revenue at the beginning of the period	(23,335)	(17,388)
Deferred revenue added from acquisitions	—	5,665
Other current year activity in deferred revenue	32,002	18,120
Ending balance	$32,877	$24,210
(d) Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $1,815 and $1,056 for the years ended January 31, 2025 and 2024, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. During the year ended January 31, 2025, the Company updated its estimate of the period of benefit from five years to three years for certain deferred contract acquisition costs. The Company recorded $1,198 of additional amortization during the year ended January 31, 2025 to amortize deferred contract amortization costs over their updated remaining period of benefit. There were no impairment losses recorded during the periods presented.
The following table represents a roll-forward of deferred contract acquisition costs:

	January 31,
	2025	2024
Beginning balance	$1,754	$2,810
Additions to deferred contract acquisition costs	1,045	—
Amortization of deferred contract acquisition costs	(1,815)	(1,056)
Ending balance	$984	$1,754

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$401	$768
Deferred contract acquisition costs, non-current	583	986
Total deferred contract acquisition costs	$984	$1,754

6. Finance leases and other debt
As of January 31, 2025 and 2024, the Company had the following outstanding finance lease liabilities and other debt:

	January 31,
	2025	2024
Finance leases	$14,256	$8,309
Financing arrangements	1,913	3,124
Accrued interest and payments	24	23
Total finance lease liabilities and other debt	$16,193	$11,456
Less: current portion of finance lease liabilities and other debt	(8,043)	(6,056)
Long-term finance lease liabilities and other debt	$8,150	$5,400
(a) Finance leases
See Note 10 - Leases for more information regarding finance leases.
(b) Financing agreements
In June 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software and service licenses. As of January 31, 2025, there was $1,913 in outstanding principal and interest due under the financing agreement. The financing agreement requires the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement is 10.5% per annum.
(c) Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”)
In February 2019 (the "Effective Date"), the Company entered into the Amended and Restated Loan and Security Agreement (the "First SVB Facility") that provided for a $20,000 term loan.
In May 2020 (the "Second SVB Effective Date"), the Company entered into the Second Amended and Restated Loan and Security Agreement (the “Second SVB Facility”) to modify the First SVB Facility. The Second SVB Facility provided for a revolving credit facility with an initial borrowing capacity of $50,000.
In March 2022 (the "Third SVB Effective Date"), the Company entered into a First Loan Modification Agreement to the Second SVB Facility (as amended, the "Third SVB Facility") to increase the borrowing capacity from $50,000 to $100,000 and to reduce the interest rate on the facility. Borrowings under the Third SVB Facility were payable in May 2025. Borrowings under the Third SVB Facility bore interest, which was payable monthly, at a floating rate equal to the greater of 3.25% or the Wall Street Journal Prime Rate minus 0.5%. In addition to principal and interest due under the revolving credit facility, the Company was required to pay an annual commitment fee of approximately $250 per year and a quarterly fee of 0.15% per annum of the average unused revolving line under the facility.
In December 2023, the Company terminated the Third SVB Facility. The Company recorded a $1,118 loss on extinguishment of debt in connection with the termination of the Third SVB Facility.
(d) Capital One Credit Agreement
In December 2023, the Company entered into a Credit Agreement (the "Credit Agreement") for a new 5-year $50,000 senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5,000 and a letter of credit sub-limit of at least $5,000. The new Capital One Credit Facility was entered into with Capital One acting as administrative agent and replaced our previous senior secured revolving credit facility with SVB. The Capital One Credit Facility will give the Company additional financial flexibility, through the facility’s five-year term. The facility is available to the Company for working capital and general corporate purposes. The Capital One Credit Facility bears interest at a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate as specified in the Credit Agreement. As of January 31, 2025, the interest rate on the Capital One Credit Facility was 7.4%. In addition to principal and interest due under the Capital One Credit Facility, the Company is required to pay an annual fee equal to 0.25% of the unused balance of the facility. Additionally, the Company incurred creditor and third-party fees of $778 upon entering into the Capital One Credit Facility. The Company recorded the fees to deferred financing costs, included within other assets on its consolidated balance sheets, and will amortize the costs over the term of the Capital One Credit Facility.
The obligations under the Capital One Credit Facility are secured by a first priority security interest in substantially all of the tangible and intangible assets at certain of the Company's U.S. subsidiaries, and by pledges of the equity of certain of the Company's U.S. subsidiaries, in each case subject to customary exclusions.
The Capital One Credit Facility includes financial covenants including, but not limited to requiring the Company to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio a restriction on the amount of dividends and limiting the amount of cash and cash equivalents the Company holds outside Capital One, each as defined in the Credit Agreement. The Company was in compliance with all covenants related to the Credit Agreement as of January 31, 2025.
Maturities of finance leases and other debt in each of the next five years and thereafter are as follows:

	Total	Finance Leases	Other Debt
Fiscal year ending January 31,
2026	$8,043	$6,825	$1,218
2027	6,033	5,314	719
2028	2,117	2,117	—
Total maturities of finance leases and other debt	$16,193	$14,256	$1,937
The following table presents the components of interest income, net:

	Fiscal years ended January 31,
	2025	2024	2023
Interest expense (1)	$(2,347)	$(1,854)	$(1,411)
Interest income	2,677	4,065	2,475
Interest income, net	$330	$2,211	$1,064
(1) Includes amortization of deferred financing costs and original issue discount
7. Stockholders' equity
(a) Common stock
The Company closed its initial public offering (“IPO”) on July 22, 2019 and filed an Amended and Restated Certificate of Incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.
In connection with the acquisition of Comsort, Inc. d/b/a MediFind (“MediFind”), on June 30, 2023, the Company issued 150,786 shares of its common stock, to the former owners of MediFind as partial consideration to acquire MediFind. On July 3, 2023, the Company filed a prospectus supplement to register the shares with the SEC.
In connection with the acquisition of Access eForms, LLC (“Access”), on August 11, 2023, the Company issued 1,096,436 shares of its common stock, to the former members of Access as partial consideration to acquire Access. On August 14, 2023, the Company filed a prospectus supplement to register the shares with the SEC.
(b) Treasury stock
The Company's equity-based compensation plan allows for the grant of non-vested stock options, restricted stock units (“RSUs”) and total shareholder return ("TSR") performance-based stock units ("PSUs") to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Until September 2023, under the provision of the plans, for RSU and PSU awards, unless otherwise elected, employee participants fulfilled their related income tax withholding obligation by having shares withheld at the time of vesting. The shares withheld were then transferred to the Company's treasury stock at cost.
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

(c) Accumulated other comprehensive loss
Activity in accumulated other comprehensive loss was as follows for the fiscal year ended January 31, 2025:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance as of January 31, 2024	$—	$—
Other comprehensive loss	(51)	(51)
Balance as of January 31, 2025	$(51)	$(51)
There was no balance or activity in accumulated other comprehensive loss prior to January 31, 2024. The amounts set forth in the table above are presented net of tax. There were no amounts reclassified from accumulated other comprehensive loss into net loss during the fiscal year ended January 31, 2025.
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the years ended January 31, 2025, 2024 and 2023 were made pursuant to the 2019 plan, respectively.
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
As of January 31, 2025, there are 5,120,841 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase that occurs on February 1 of each fiscal year, as well as an additional 279,958 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of January 31, 2025, there were 12,747 outstanding restricted stock units and 482,658 shares available for future grant under the Inducement Plan.

(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	For the fiscal years ended January 31,
	2025	2024	2023
RSUs	$44,696	$53,474	$42,214
PSUs	13,174	9,206	7,282
Liability awards	9,316	9,047	7,641
ESPP	1,149	1,256	1,521
Stock options	2	45	1,489
Total stock-based compensation	$68,337	$73,028	$60,147
The following table sets forth the presentation of stock-based compensation in the Company's consolidated financial statements:

	For the fiscal years ended January 31,
	2025	2024	2023
Stock-based compensation expense recorded to additional paid-in capital	$59,021	$63,981	$52,506
Stock-based compensation expense recorded to accrued expenses	9,316	9,047	7,641
Total stock-based compensation	$68,337	$73,028	$60,147
Less: stock-based compensation expense capitalized as internal-use software	(1,362)	(1,415)	(1,372)
Stock-based compensation expense per consolidated statements of operations	$66,975	$71,613	$58,775
The Company has not recognized and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense. During the year ended January 31, 2025, the Company reduced stock compensation expense by $1,333, for improbable-to-probable modifications of stock compensation awards.
(c) Restricted stock units
The Company has issued RSUs to employees and independent directors that vest based on a time-based condition. RSUs granted to employees prior to January 2021, pursuant to a time-based condition, 10% of the restricted stock units vest after one year, 20% vest after two years, 30% vest after three years and 40% vest after four years (“10/20/30/40”). The restricted stock units expire seven years from the grant date.
During the year ended January 31, 2023, the Company modified the vesting of RSUs granted subsequent to January 1, 2021 for employees other than its named executive officers listed in its 2022 proxy statement ("2022 NEOs") and other members of its executive management team. Pursuant to the modified vesting schedule, RSUs granted after January 1, 2021 for employees other than 2022 NEOs and other members of its executive management team, vest 6.25% each quarter over four years based on continued service. For 2022 NEOs and other members of the Company's executive management team, RSUs granted from January 1, 2022 through December 31, 2022 vest 6.25% each quarter over four years based on continued service. RSUs granted during fiscal 2024 vest 25% each year over four years based on continued service and RSUs granted during fiscal 2025 generally vest following a 10/20/30/40 vesting schedule.
Additionally, at the beginning of each fiscal year, the Company provides certain employees the option to settle their incentive bonus in immediately vested RSUs. RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share-settled bonus awards.

Restricted stock units
Unvested, January 31, 2022	3,133,839
Granted during year	2,907,838
Vested	(1,626,679)
Forfeited and expired	(497,245)
Unvested, January 31, 2023	3,917,753
Granted during year (1)	2,419,679
Vested	(1,912,432)
Forfeited and expired	(624,790)
Unvested, January 31, 2024	3,800,210
Granted during year	2,135,391
Vested	(1,897,716)
Forfeited and expired	(439,937)
Unvested, January 31, 2025	3,597,948
(1) Includes 24,125 awards granted pursuant to the 2023 Inducement Award Plan.
As of January 31, 2025, there is $79,743 remaining of total unrecognized compensation costs related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.6 years.
For the years ended January 31, 2025, 2024 and 2023, the weighted average grant date fair value of restricted stock units granted was $21.93, $29.08 and $26.79 respectively.
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
Stock option activity for the fiscal years ended January 31, 2025, 2024 and 2023 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding — January 31, 2022	1,705,150	$6.01
Granted during the year	—	$—
Exercised	(311,743)	$4.92
Forfeited and expired	(8,214)	$4.68
Outstanding and expected to vest — January 31, 2023	1,385,193	$6.26	5.06	$43,341
Outstanding — January 31, 2023	1,385,193	$6.26
Granted during the year	—	$—
Exercised	(249,247)	$3.42
Forfeited and expired	(12,508)	$5.87
Outstanding and expected to vest — January 31, 2024	1,123,438	$6.89	4.54	$20,884
Outstanding — January 31, 2024	1,123,438	$6.89
Granted during the year	—	$—
Exercised	(220,523)	$4.64
Forfeited and expired	(3,534)	$20.67
Outstanding and expected to vest — January 31, 2025	899,381	$7.39	3.66	$18,952
Exercisable — January 31, 2025	899,381	$7.39	3.66	$18,952
Amount vested during year ended January 31, 2025	—	$—

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the years ended January 31, 2025, 2024 and 2023 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $4,210, $6,059 and $6,970, respectively.
As of January 31, 2025, all compensation cost related to stock options issued to employees has been recorded and there is no unrecognized compensation cost remaining related to stock options issued to employees.
(e) TSR performance-based stock units ("PSUs")
The Company grants PSUs to certain members of its management team. PSUs vest over approximately three years from the grant date upon satisfaction of both time-based requirements and market targets based on Phreesia's TSR relative to the TSR of each member of the Russell 3000 Index (the "Peer Group"). Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 220% of the number of PSUs originally granted. PSUs granted during the years ended January 31, 2025, 2024 and 2023 vest in a maximum of 220% of the number of PSUs originally granted. To earn the target number of PSUs (which represents 100% of the number of PSUs granted), the Company must perform at the 55th percentile for PSUs granted in fiscal 2025 and the 60th percentile for PSUs granted in fiscal 2024 and 2023, with the maximum number of PSUs earned if the Company performed at least at the 90th percentile. If Phreesia's TSR for the performance period is negative, the maximum number of PSUs that can be earned will be capped at 100%.
The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model that projected TSR for Phreesia and each member of the Peer Group over the performance period. The Company recognizes the grant date fair value of PSUs as compensation expense over the vesting period.
The fair value of the PSUs granted during the fiscal years ended January 31, 2025, 2024 and 2023, respectively, was estimated using the following assumptions:

	Fiscal years ended January 31,
	2025	2024	2023
Correlation coefficient	0.5305	0.5238	0.4957
Valuation date stock price	$25.19	$22.94	$35.41
Simulation term	3.0 years	3.0 years	3.0 years
Volatility	64.18%	64.58%	64.98%
Risk-free rate	4.24%	4.05%	3.84%
Dividend yield	—%	—%	—%
Weighted average fair value of grants	$42.86	$36.42	$56.52
Market-based PSU activity for the years ended January 31, 2025, 2024 and 2023 are as follows:

Performance stock units
Outstanding, February 1, 2022	396,216
Granted during the year ended January 31, 2023	255,572
Vested	—
Forfeited and expired	(3,555)
Outstanding, February 1, 2023	648,233
Granted during the year ended January 31, 2024	576,680
Vested	(67,251)
Forfeited	(117,443)
Outstanding, February 1, 2024	1,040,219
Granted during the year ended January 31, 2025	434,269
Vested	(255,269)
Forfeited	(14,248)
Outstanding, January 31, 2025	1,204,971
During the fiscal year ended January 31, 2025, the PSUs granted in fiscal 2022 vested at a 53.50% payout based upon the relative TSR performance achieved during the performance period, which was approved by the Company’s Board of Directors.
As of January 31, 2025, unrecognized compensation cost for the PSUs was $34,528, to be recognized over a weighted average remaining vesting period of 2.4 years, subject to the participants' continued employment with the Company.
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
The fair value of shares granted under the ESPP during the year ended January 31, 2025 was estimated using a Black-Scholes pricing model with the following assumptions:

	Year ended January 31, 2025	Year ended January 31, 2024	Year ended January 31, 2023
Risk-free interest rate	4.74%	5.30%	3.68%
Expected dividends	none	none	none
Expected term (in years)	0.49 years	0.49 years	0.47 years
Volatility	52.96%	62.41%	74.78%
During the fiscal years ended January 31, 2025, 2024 and 2023, the Company issued 158,262, 141,121 and 162,154 shares of common stock, respectively, for the ESPP. In connection with these issuances, during the years ended January 31, 2025, 2024 and 2023 the Company recorded increases of $2,819, $3,235 and $3,470, respectively, to additional paid-in capital within stockholders' equity. As of January 31, 2025, unrecognized compensation cost related to the ESPP was $463, to be recognized over the next five months.
(g) Liability awards
At the beginning of each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the cash bonuses. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities, within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. The Company's share-settled bonus awards are settled semiannually. During the year-ended January 31, 2025, the Company settled $9,071 of share-settled bonus awards by issuing 406,427 immediately vested RSUs. See (c) Restricted Stock Units above for additional discussion regarding RSUs.
9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of January 31, 2025 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2025

Money market mutual funds	$66,588	$—	$—	$66,588
Total assets	$66,588	$—	$—	$66,588
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

The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of January 31, 2025, the carrying value of the Company's debt approximated fair value because the interest rates approximated market rates and the related maturities are relatively short-term.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the years ended January 31, 2025 and 2024.

10. Leases
(a) Phreesia as Lessee
The Company leases third-party data center space and office space in the U.S under operating leases that expire on various dates through July 2027. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The table below only considers lease obligations through the renewal date as the Company is not reasonably certain to elect the option to extend its leases beyond the option date. No arrangements contain residual value guarantees or restrictions imposed on the leases. The Company is also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.
The Company has also entered into various finance lease arrangements for computer equipment. These agreements are typically for three to five years and are secured by the underlying equipment.
Supplemental balance sheet information related to operating and finance leases as of January 31, 2025 and 2024 was as follows:

	January 31,
	2025	2024
Operating leases:
Lease right-of-use assets	$1,477	$266

Lease liabilities, current	$964	$393
Lease liabilities, non-current	646	134
Total operating lease liabilities	$1,610	$527

Finance leases:
Property and equipment, at cost	$49,009	$35,250
Accumulated depreciation	(34,815)	(27,399)
Property and equipment, net	$14,194	$7,851

Lease liabilities, current (included in Current portion of finance lease liabilities and other debt)	$6,825	$4,958
Lease liabilities, non-current (included in Long-term finance lease liabilities and other debt)	7,431	3,351
Total finance lease liabilities	$14,256	$8,309
For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of January 31, 2025, for operating leases, the weighted-average remaining lease term is 1.8 years and the weighted-average discount rate is 8.0%. As of January 31, 2025, for finance leases, the weighted-average remaining lease term is 1.6 years and the weighted-average discount rate is 7.5%.
The components of lease expense for the years ended January 31, 2025, 2024 and 2023 were as follows:

	Fiscal years ended January 31,
	2025	2024	2023
Operating leases:
Operating lease cost	$983	$740	$1,835
Variable lease cost	—	47	62
Total operating lease cost	$983	$787	$1,897
Finance leases:
Amortization of right-of-use assets	$7,416	$6,742	$5,632
Interest on lease liabilities	980	580	368
Total finance lease cost	$8,396	$7,322	$6,000
Amortization of right-of-use assets for finance leases is included within depreciation expense on the Company's consolidated statements of operations.

The following represents a schedule of maturing lease commitments for operating and finance leases as of January 31, 2025:

	January 31, 2025
	Operating	Finance
Maturity of lease liabilities
Fiscal year ending January 31,
2026	$1,053	$7,705
2027	583	5,688
2028	85	2,169
Total future minimum lease payments	$1,721	$15,562
Less: interest	(111)	(1,306)
Present value of lease liabilities	$1,610	$14,256
Other supplemental cash flow information for the years ended January 31, 2025, 2024 and 2023 was as follows:

	Fiscal years ended January 31,
	2025	2024	2023
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,023	$1,238	$1,347
Operating cash used for finance leases	$980	$535	$396
Financing cash used for finance leases	$7,811	$6,779	$5,731
(b) Phreesia as Lessor
In connection with the patient intake and registration process, Phreesia offers its customers the ability to lease PhreesiaPads and Arrivals Kiosks along with their monthly subscription. The Company accounts for these rentals as leases. The Company elected the practical expedient to not separate lease and non-lease components. More specifically, all contractual hardware maintenance is included with the hardware lease components. The leases contain no variable lease payments, no options to extend the lease that are reasonably certain to be exercised, and do not give the lessee an option to purchase the hardware at the end of the lease term. Additionally, the lease term does not represent a major part of the remaining economic life of the assets, and the present value of the lease payments does not equal or exceed substantially all of the fair value of the assets. As a result, all leased hardware in the SaaS arrangements is classified as operating leases.
During the years ended January 31, 2025, 2024 and 2023, the Company recognized $9,329, $10,307 and $10,197, respectively in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of January 31, 2025 and 2024, except for those with terms of one year or less.
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
(b) Legal proceedings
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
We are involved in legal proceedings from time to time that arise in the normal course of business. In the opinion of management, such routine claims and lawsuits are not significant, and we do not expect them to have a material adverse effect on our business, financial condition, results of operations, or liquidity, except as noted below.
On May 12, 2024, we learned of a cybersecurity incident impacting the ConnectOnCall service, an application created by a subsidiary we acquired in October 2023. All systems have been restored, and we believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are not material.
On December 24, 2024, a putative class action complaint was filed against ConnectOnCall.com, LLC and Phreesia, Inc., in the United States District Court for the Eastern District of New York (the “ConnectOnCall Case”). The plaintiff purports to represent a nationwide class of all individuals in the United States who allegedly had personally identifiable information stolen because of the ConnectOnCall incident. The plaintiff asserts a variety of common law claims seeking monetary damages, disgorgement and restitution, attorneys’ fees, interest, and injunctive relief related to the incident.
Around the same time as the ConnectOnCall Case was filed, 12 additional putative class action complaints arising from the ConnectOnCall incident were filed in the United States District Court for the Eastern District of New York—against ConnectOnCall.com, LLC, Phreesia, Inc., or a combination of both—purporting to represent the same nationwide class of individuals and asserting substantially the same claims. Motions have been granted to consolidate the 13 filed cases.
We expect to incur legal and professional services expenses associated with this litigation in future periods. We will recognize these expenses as services are received, net of probable insurance recoveries. While a loss from these matters is reasonably possible, we cannot reasonably estimate a range of possible losses at this time, as the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of the cases being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. We have not recorded a loss contingency liability for the above litigation as of January 31, 2025.
(c) Other contractual commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support our technology infrastructure. Future minimum payments under our non-cancelable contractual commitments as of January 31, 2025 are presented in the table below.

Purchase obligations
Fiscal year ending January 31,
2026	$7,898
2027	5,281
2028	2,280
2029	742
Total	$16,201
12. Income taxes
The Company recorded a tax provision of $2,716, $1,543 and $483, for the years ended January 31, 2025, 2024 and 2023, respectively. The Company's provision for income taxes was 4.9%, 1.1% and 0.3% of loss before income taxes for the years ended January 31, 2025, 2024 and 2023, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its

U.S. deferred tax assets, and due to foreign income tax expense related to its Canadian branch and its subsidiary in India.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both January 31, 2025 and 2024.
The Company’s loss before income taxes was primarily generated in the United States for fiscal 2025, 2024 and 2023.
The Company's income tax provision consisted of the following for fiscal 2025, 2024 and 2023:

	Fiscal years ended January 31,
	2025	2024	2023
Current tax
Federal	$—	$—	$—
State	102	76	49
Foreign	2,400	1,239	—
Deferred tax
Federal	214	38	109
State	—	—	—
Foreign	—	190	325
Total provision for income taxes	$2,716	$1,543	$483
A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate for fiscal 2025, 2024 and 2023 is as follows:

	Fiscal years ended January 31,
	2025	2024	2023
Federal income tax benefit at statutory rate	21%	21%	21%
State and local tax, net of federal benefit	4%	3%	5%
Permanent differences	1%	—%	—%
Equity compensation	(6)%	—%	—%
Foreign taxes	(3)%	(1)%	—%
Other	—%	—%	—%
Change in valuation allowance	(22)%	(24)%	(26)%
Effective income tax rate	(5)%	(1)%	—%

The significant components of the Company's deferred tax assets and liabilities as of January 31, 2025 and 2024 are as follows:

	January 31,
Deferred tax assets:	2025	2024
Net operating loss carryforwards	$160,998	$160,791
Stock based compensation	9,495	9,278
Accruals, reserves, and other expenses	15,248	3,668
Reserve for bad debts	704	793
Disallowed interest expense	969	1,041
Depreciation and amortization	1,412	1,829
Total deferred tax assets	$188,826	$177,400
Less: valuation allowance	(188,712)	(176,641)
Net deferred tax assets	$114	$759
Deferred tax liabilities:
Depreciation and amortization	$—	$—
Intangible assets	(340)	(569)
Deferred contract acquisition costs	(258)	(460)
Total deferred tax liabilities	$(598)	$(1,029)
Net deferred tax liabilities	$(484)	$(270)

The Company has accumulated a U.S. Federal net operating loss carryforward of approximately $596,509 and $598,975 as of January 31, 2025 and 2024, respectively. This carryforward may be available to offset future U.S. Federal income tax liabilities and will expire beginning in 2025. As of January 31, 2025, the Company's foreign branch had no net operating loss carryforwards. The Company utilized the net operating loss carryforwards related to its foreign branch to offset taxable income in Canada during the year ended January 31, 2025. The Company’s unutilized research and development tax credit carryforwards may be carried forward for a period of up to 20 years.
Due to the uncertainty regarding the ability to realize the benefit of the U.S. deferred tax assets primarily relating to net operating loss carryforwards, valuation allowances have been established to reduce the U.S. deferred tax assets to an amount that is more likely than not to be realized.
On the basis of this evaluation, as of January 31, 2025 and 2024, the Company recorded a valuation allowance of $188,712 and $176,641, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The $12,071 increase in the valuation allowance recorded during the fiscal year ended January 31, 2025 relates primarily to deferred tax assets established and recorded during the fiscal year ended January 31, 2025. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable foreign income during the carryforward period are reduced.
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change by value in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-change income may be limited. As of January 31, 2025, the Company has U.S. net operating loss carryforwards of approximately $596,509. The Company has completed a Section 382 study and as a result of the analysis, it is not more likely than not that the Company has experienced an “ownership change”. Accordingly, if the Company earns net taxable income, it is not more likely than not that the Company's ability to use its pre-ownership change net operating loss carryforwards to offset U.S. federal taxable income will be subject to limitations, which could potentially result in increased future tax liability.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. The Company’s tax years are still open from 2020 to present and, to the extent utilized in future years' tax returns, net operating loss carryforwards at January 31, 2025 will remain subject to examination until the respective tax year is closed.
The Company records unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjusts these balances when its judgement changes as a result of the evaluation of new information previously not available. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2025 the Company has reduced the balance of deferred tax assets for $1,605 of unrecognized tax benefits. The Company’s unrecognized tax benefits would not affect the effective tax rate if recognized because the Company has a full valuation allowance on its U.S. deferred tax assets. As of January 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.
The following is a roll-forward of the Company's total gross unrecognized tax benefits for fiscal 2025:

Balance, January 31, 2023	$—
Increases for income tax positions related to prior years	844
Increases for income tax positions related to current years	396
Balance, January 31, 2024	$1,240
Increases for income tax positions related to prior years	—
Increases for income tax positions related to current years	365
Balance, January 31, 2025	$1,605
13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Fiscal years ended January 31,
	2025	2024	2023
Numerator:
Net loss	$(58,527)	$(136,885)	$(176,146)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	57,589,687	54,561,449	52,440,067
Net loss per share attributable to common stockholders	$(1.02)	$(2.51)	$(3.36)
(b) Potential dilutive securities
The Company’s potential dilutive securities, which include stock options, RSUs, performance stock awards and grants under the Company's ESPP have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Fiscal years ended January 31,
	2025	2024	2023
Stock options to purchase common stock, restricted stock units and performance stock awards	6,577,715	7,273,621	6,745,591
Employee stock purchase plan	71,848	91,452	74,685
Total	6,649,563	7,365,073	6,820,276
14. Retirement savings plan
On February 20, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all U.S. full-time employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax and post-tax basis. Company contributions to the Plan may be made at the discretion of the Board of Directors of the Company. The Company did not make any contributions in the years ended January 31, 2025, 2024 or 2023.

15. Related party transactions
For the years ended January 31, 2025 and 2024, the Company recognized revenue totaling $1,343 and $1,174, respectively, for advertisements placed by a pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of January 31, 2025 and 2024, accounts receivable from the pharmaceutical company totaled $116 and $416, respectively.
For the year ended January 31, 2024, the Company recognized general and administrative expenses totaling $118 for software agreements with a software company. One of the Company's independent members of its board of directors served as the chief executive officer and on the board of directors for this software company until May 2023. This Company is no longer considered a related party subsequent to May 2023.
16. Segments and geographic information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company defines the term “chief operating decision maker” to be its Chief Executive Officer. The Company’s Chief Executive Officer reviews the financial information presented on an entire company basis for purposes of allocating resources and evaluating our financial performance. Accordingly, the Company has determined that it operates in a single reportable operating segment, managed on a consolidated basis, which the Company refers to as the Technology solutions segment.
The Technology solutions segment provides comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. The Technology solutions segment’s solutions include SaaS-based integrated tools that manage patient access, registration and payments. Additionally, the Technology solutions segment has tools to communicate with patients about their health, which have demonstrated increased rates of preventive care and vaccinations. Additionally, Technology solutions segment’s solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers to better understand their patients and connect them to needed services, resulting in improved health outcomes. The Technology solutions segment also provides life sciences companies, health plans and other organizations, patient advocacy, public interest and other not-for-profit organizations with a channel for direct communication with patients. The Technology solutions segment also provides additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specialty and condition expertise. The Technology solutions segment offers its healthcare services clients the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription.
The chief operating decision maker uses net income (loss) in assessing the performance of and allocate resources to the Technology solutions segment. The chief operating decision maker uses actual versus budgeted net income (loss) in evaluating the performance of the Technology solutions segment.
The accounting policies of the Technology solutions segment are the same as those described in Note 3 - Summary of significant accounting policies. As the Company operates in a single operating segment managed on a consolidated basis, the revenues of the Technology solutions segment are equal to the Company’s total revenues presented on the accompanying consolidated statements of operations. Additionally, revenues for each significant group of products and services is presented on the accompanying consolidated statements of operations. As the Company has only one operating segment, the Company does not have inter-segment sales or transfers. Additionally, the measure of segment profit for the Technology solutions segment is equal to the Company’s Net loss presented on the accompanying consolidated statements of operations.
The following table presents the Company’s segment revenue, segment profit (loss), significant segment expenses, and other segment items, as well as a reconciliation from segment profit (loss) to consolidated net loss.

	Fiscal years ended January 31,
	2025	2024	2023
Revenue	$419,813	$356,299	$280,910

Labor costs (1)	224,792	238,533	240,532
Payment processing expense	68,707	62,986	50,323

Third-party non-labor operating expenses	89,550	90,159	82,528
Stock-based compensation	66,975	71,613	58,775
Other segment items	28,316	29,893	24,898
Segment net loss	$(58,527)	$(136,885)	$(176,146)

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—	$—
Consolidated net loss	$(58,527)	$(136,885)	$(176,146)
(1) Excludes stock-based compensation expense which is presented separately
Other segment items include depreciation and amortization, interest income, net, provision for income taxes, loss on extinguishment of debt and other income (expense), net.
The total segment assets for the Technology solutions segment are equal to the total assets presented on the accompanying consolidated balance sheets. The following table presents other quantitative segment disclosures for the fiscal years ended January 31, 2025, 2024 and 2023, respectively.

	Fiscal years ended January 31,
	2025	2024	2023
Depreciation and amortization	$27,886	$29,487	$25,304
Interest income, net	$330	$2,211	$1,064
Loss on extinguishment of debt	$—	$(1,118)	$—
Gain on settlement (included in other income (expense), net)	$2,345	$—	$—
Provision for income taxes	$(2,716)	$(1,543)	$(483)
Expenditures for long-lived assets	$25,940	$96,474	$17,270
17. Acquisitions
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

The acquisition-date fair value of equity consideration transferred was estimated using the closing stock price on the acquisition date for each acquisition. The acquisition-date fair value of liabilities incurred to sellers was estimated based on the timing of payments and an appropriate credit-adjusted discount rate of 9.3% per annum, determined with the assistance of a third-party appraiser. The Company accrues interest on the liability at 9.3% per annum. Until the settlement of the liability on January 31, 2025, the Company recorded $732 and $294 of interest expense on the liability incurred to sellers during the years ended January 31, 2025 and January 31, 2024, respectively. See Note 4 - Composition of certain financial statement captions for additional information regarding the settlement of the liabilities incurred to the sellers of ConnectOnCall.
The following table summarizes the calculation of cash paid for each acquisition, net of cash acquired per the Company's consolidated statements of cash flows for the fiscal year ended January 31, 2024.

	MediFind	Access	ConnectOnCall	Total
Cash consideration paid to sellers	$4,195	$6,766	$3,946	$14,907
Less: cash acquired	(231)	(80)	(23)	(334)
Cash paid for acquisitions, net of cash acquired per statements of cash flows	$3,964	$6,686	$3,923	$14,573

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
18. Subsequent events

On March 12, 2025, the Company’s Board of Directors authorized a stock repurchase program. Under the program, the Company may repurchase up to 2.5 million shares of its common stock from time to time through open market purchases, privately negotiated transactions, block purchases or other methods that comply with applicable securities laws, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Exchange Act. The timing and amount of any repurchases, if any, will depend on several factors, including the Company’s common stock price, trading volume, market and business conditions, contractual limitations, the Company’s cash flow and liquidity profile, the Company’s capital needs and other factors deemed relevant in the Company's sole discretion. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be modified, suspended or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to repurchases pursuant to our stock repurchase program.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of January 31, 2025 of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that we maintained effective internal control over financial reporting as of January 31, 2025.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II - Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On January 6, 2025, Michael Weintraub, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of securities of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Weintraub’s Rule 10b5-1 Trading Plan, which expires on March 31, 2025, provides for the potential exercise of vested stock options and the associated sale of up to 40,000 shares of the Company’s common stock.
On January 10, 2025, Amy VanDuyn, the Senior Vice President, Human Resources of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. VanDuyn’s Rule 10b5-1 Trading Plan, which expires on December 31, 2025, provides for the sale of up to 18,573 shares of common stock.
On January 10, 2025, Mark Smith, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Dr. Smith’s Rule 10b5-1 Trading Plan, which expires on December 31, 2025, provides for the potential exercise of vested stock options and the associated sale of up to 12,000 shares of the Company’s common stock.
On January 15, 2025, David Linetsky, the Senior Vice President, Life Sciences of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Linetsky’s Rule 10b5-1 Trading Plan provides for the sale of (i) up to 107,810 shares of common stock, (ii) an additional number of shares receivable upon the vesting of certain equity awards that may be granted pursuant to Mr. Linetsky’s full fiscal year 2025 bonus, first half of fiscal year 2026 bonus and full fiscal year 2026 bonus, net of any shares sold in non-discretionary transactions pursuant to the Company’s mandatory sell-to-cover policy to cover Mr. Linetsky’s tax withholding obligations in connection with the vesting and settlement of RSUs and (iii) 100% of his vested 2022 PSUs, net of the number of shares sold to cover Mr. Linetsky’s taxes. The number of shares to be granted pursuant to Mr. Linetsky’s full fiscal year 2025 bonus, first half of fiscal year 2026 bonus and full fiscal year 2026 bonus and the number of shares to be sold by him to cover taxes, and thus the exact number of shares to be sold pursuant to Mr. Linetsky’s Rule 105b-1 Trading Plan, can only be determined upon the occurrence of future events. Mr. Linetsky’s Rule 10b5-1 Trading Plan expires on April 15, 2026, or upon the earlier completion of all authorized transactions under the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We maintain an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our directors, officers, and employees. We believe our insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The information required by this Item, including information about our Code of Business Conduct & Ethics, is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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
(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	File No.	Exhibit No.	Date Filed
3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38977	3.1	September 10, 2019
3.2	Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38977	3.2	September 7, 2023
3.3	Fourth Amended and Restated By-laws of the Registrant.	10-K	001-38977	3.3	March 14, 2024
4.1	Specimen Common Stock Certificate.	S-1	333-232264	4.1	June 21, 2019
4.2	Fifth Amended and Restated Investor Rights Agreement, dated as of October 27, 2017, by and among the Registrant and certain of its stockholders.	S-1	333-232264	4.2	June 21, 2019
4.3	Description of Capital Stock.	10-K	001-38977	4.4	April 23, 2020
10.1#	Amended and Restated 2006 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	S-1	333-232264	10.1	June 21, 2019
10.2#	2018 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	S-1	333-232264	10.2	June 21, 2019
10.3#	2019 Stock Option and Incentive Plan and form of awards thereunder.				Filed herewith
10.4#	2019 Employee Stock Purchase Plan.	S-1/A	333-232264	10.4	July 8, 2019
10.5#	Third Amended and Restated Non-Employee Director Compensation Policy, dated June 2022.	10-Q	001-38977	10.1	September 8, 2022
10.6#	Senior Executive Cash Bonus Plan.	S-1	333-232264	10.19	June 21, 2019
10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-232264	10.6	June 21, 2019
10.8#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Chaim Indig.	8-K	001-38977	10.1	January 28, 2021
10.9#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Evan Roberts.	8-K	001-38977	10.3	January 28, 2021
10.10#	Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and Allison Hoffman.	10-Q	001-38977	10.3	June 4, 2021
10.11#	Second Amended and Restated Employment Agreement, effective February 1, 2021, by and between the Registrant and David Linetsky.	10-Q	001-38977	10.4	June 4, 2021

10.12#	Form of Amended and Restated Employment Agreement between the Registrant and each of its U.S.-based executive officers.	S-1	333-232264	10.21	June 21, 2019
10.13#	Board Chairman Agreement, dated as of December 2018, by and between the Registrant and Michael Weintraub.	S-1	333-232264	10.12	June 21, 2019
10.14#	Second Amended and Restated Employment Agreement, effective March 24, 2023, between the Registrant and Balaji Gandhi.	8-K	001-38977	10.1	March 22, 2023
10.15#	Phreesia, Inc. 2023 Inducement Award Plan.	10-Q	001-38977	10.1	September 7, 2023
10.16#	Form of RSU Award Agreement under the Phreesia, Inc. 2023 Inducement Award Plan.	10-Q	001-38977	10.2	September 7, 2023
10.17#	Form of Stock Option Grant Agreement under the Phreesia, Inc. 2023 Inducement Award Plan.	10-Q	001-38977	10.3	September 7, 2023
10.18	Credit Agreement dated as of December 4, 2023, by and among the Registrant and certain of its subsidiaries, as borrowers, the lenders party thereto and Capital One, National Association, as a lender and as agent for all lenders.	8-K	001-38977	10.1	December 5, 2023
19.1	Insider Trading Policy				Filed herewith
21.1	Subsidiaries of the Registrant.				Filed herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				Filed herewith
24.1	Power of Attorney (included on signature page hereto).				Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
97.1	Phreesia, Inc. Compensation Recovery Policy.	10-K	001-38977	97.1	March 14, 2024
101.INS	Inline XBRL Instance Document.				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

#	Indicates a management contract or any compensatory plan, contract or arrangement.
+	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHREESIA, INC.

Date: March 13, 2025	By:	/s/ Chaim Indig
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

Name	Title	Date

/s/ Chaim Indig	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2025
Chaim Indig

/s/ Balaji Gandhi	Chief Financial Officer (Principal Financial Officer)	March 13, 2025
Balaji Gandhi

/s/ Yvonne Hui	VP, Principal Accounting Officer	March 13, 2025
Yvonne Hui

/s/ Michael Weintraub	Chairman and Director	March 13, 2025
Michael Weintraub

/s/ Edward Cahill	Director	March 13, 2025
Edward Cahill

/s/ Lisa Egbuonu-Davis, M.D.	Director	March 13, 2025
Lisa Egbuonu-Davis, M.D.

/s/ Lainie Goldstein	Director	March 13, 2025
Lainie Goldstein

/s/ Gillian Munson	Director	March 13, 2025
Gillian Munson

/s/ Ramin Sayar	Director	March 13, 2025
Ramin Sayar

/s/ Mark Smith, M.D.	Director	March 13, 2025
Mark Smith, M.D.