Form 10-Q
period 2025-04-30
Phreesia, Inc.
filed 2025-05-28
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 22, 2025, 59,504,269 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
For the Quarter Ended April 30, 2025

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
•Our operating results have fluctuated and may continue to fluctuate significantly and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
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
•our expectations regarding trends in our key metrics and revenue from subscription fees from our healthcare services clients, payment processing fees and fees charged to life sciences companies and other organizations for delivering direct communications to help activate, engage and educate patients about topics critical to their health;
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
PHREESIA X Account (https://x.com/phreesia)
PHREESIA Facebook Page (https://www.facebook.com/phreesia/)
PHREESIA LinkedIn Page (https://www.linkedin.com/company/phreesia)
PHREESIA Instagram Account (https://www.instagram.com/phreesia.co)
PHREESIA News Page (https://www.phreesia.com/news/)
PHREESIA Network Solutions X Account (https://x.com/phreesianetwork)
PHREESIA Network Solutions Facebook Page (https://www.facebook.com/phreesianetworksolutions/)
PHREESIA Network Solutions LinkedIn Page (https://www.linkedin.com/company/phreesia-network-solutions/)
PHREESIA Network Solutions Page (https://networksolutions.phreesia.com)
INSIGNIA Health website (https://www.insigniahealth.com/)
MEDIFIND website (https://www.medifind.com/)
We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.
The contents of any website or social media channel referred to in this Quarterly Report on Form 10-Q are not intended to be incorporated into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 30, 2025	January 31, 2025
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$90,871	$84,220
Settlement assets	33,006	29,176
Accounts receivable, net of allowance for doubtful accounts of $1,811 and $1,468 as of April 30, 2025 and January 31, 2025, respectively	75,099	73,617
Deferred contract acquisition costs	414	401
Prepaid expenses and other current assets	16,019	15,871
Total current assets	215,409	203,285
Property and equipment, net of accumulated depreciation and amortization of $87,488 and $84,505 as of April 30, 2025 and January 31, 2025, respectively	23,492	23,651
Capitalized internal-use software, net of accumulated amortization of $59,013 and $55,991 as of April 30, 2025 and January 31, 2025, respectively	53,531	52,763
Operating lease right-of-use assets	1,262	1,477
Deferred contract acquisition costs	460	583
Intangible assets, net of accumulated amortization of $9,277 and $8,407 as of April 30, 2025 and January 31, 2025, respectively	27,273	28,143
Goodwill	75,845	75,845
Other assets	3,123	2,668
Total Assets	$400,395	$388,415
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$33,006	$29,176
Current portion of finance lease liabilities and other debt	8,348	8,043
Current portion of operating lease liabilities	957	964
Accounts payable	3,204	5,622
Accrued expenses	34,059	37,460
Deferred revenue	31,146	32,758
Total current liabilities	110,720	114,023
Long-term finance lease liabilities and other debt	6,162	8,150
Operating lease liabilities, non-current	401	646
Long-term deferred revenue	112	119
Long-term deferred tax liabilities	568	484
Other long-term liabilities	246	185
Total Liabilities	118,209	123,607
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, undesignated, $0.01 par value—20,000,000 shares authorized as of both April 30, 2025 and January 31, 2025; no shares issued or outstanding as of both April 30, 2025 and January 31, 2025	—	—
Common stock, $0.01 par value—500,000,000 shares authorized as of both April 30, 2025 and January 31, 2025; 60,814,930 and 60,083,444 shares issued as of April 30, 2025 and January 31, 2025, respectively	608	601
Additional paid-in capital	1,132,124	1,111,274
Accumulated deficit	(805,410)	(801,496)
Accumulated other comprehensive income (loss)	384	(51)
Treasury stock, at cost, 1,355,169 shares as of both April 30, 2025 and January 31, 2025	(45,520)	(45,520)
Total Stockholders’ Equity	282,186	264,808
Total Liabilities and Stockholders’ Equity	$400,395	$388,415
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended April 30,
	2025	2024
Revenue:
Subscription and related services	$54,355	$46,742
Payment processing fees	29,925	27,060
Network solutions	31,656	27,415
Total revenues	115,936	101,217
Expenses:
Cost of revenue (excluding depreciation and amortization)	16,637	15,723
Payment processing expense	21,428	18,297
Sales and marketing	26,043	32,011
Research and development	31,829	28,881
General and administrative	16,408	19,052
Depreciation	2,986	3,524
Amortization	3,892	3,149
Total expenses	119,223	120,637
Operating loss	(3,287)	(19,420)
Other income (expense), net	338	(31)
Interest (expense) income, net	(230)	239
Total other income, net	108	208
Loss before provision for income taxes	(3,179)	(19,212)
Provision for income taxes	(735)	(510)
Net loss	$(3,914)	$(19,722)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.35)
Weighted-average common shares outstanding, basic and diluted	58,920,782	56,666,311
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended April 30,
	2025	2024
Net loss	$(3,914)	$(19,722)
Other comprehensive income:
Net change in unrealized gains on cash flow hedges	407	—
Change in foreign currency translation adjustments	28	1
Other comprehensive income	435	1
Comprehensive loss	$(3,479)	$(19,721)
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive income	Treasury stock	Total
Balance, February 1, 2024	57,709,762	$577	$1,039,361	$(742,969)	$—	$(45,520)	$251,449
Net loss	—	—	—	(19,722)	—	—	(19,722)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	14,491	—	—	—	14,491
Exercise of stock options and vesting of restricted stock units	718,340	7	339	—	—	—	346
Issuance of stock for share-settled bonus awards	283,354	3	6,174	—	—	—	6,177
Balance, April 30, 2024	58,711,456	$587	$1,060,365	$(762,691)	$1	$(45,520)	$252,742

Balance, February 1, 2025	60,083,444	$601	$1,111,274	$(801,496)	$(51)	$(45,520)	$264,808
Net loss	—	—	—	(3,914)	—	—	(3,914)
Other comprehensive income	—	—	—	—	435	—	435
Stock-based compensation	—	—	14,221	—	—	—	14,221
Exercise of stock options and vesting of restricted stock units	463,799	4	124	—	—	—	128
Issuance of stock for share-settled bonus awards	267,687	3	6,505	—	—	—	6,508
Balance, April 30, 2025	60,814,930	$608	$1,132,124	$(805,410)	$384	$(45,520)	$282,186
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended April 30,
	2025	2024
Operating activities:
Net loss	$(3,914)	$(19,722)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,878	6,673
Stock-based compensation expense	17,225	16,840
Amortization of deferred financing costs and debt discount	62	61
Cost of Phreesia hardware purchased by customers	436	343
Deferred contract acquisition costs amortization	110	192
Non-cash operating lease expense	215	173
Deferred taxes	85	63
Changes in operating assets and liabilities:
Accounts receivable	(1,490)	(1,393)
Prepaid expenses and other assets	(256)	414
Accounts payable	(1,739)	(2,936)
Accrued expenses and other liabilities	(891)	(1,155)
Lease liabilities	(252)	(219)
Deferred revenue	(1,619)	(55)
Net cash provided by (used in) operating activities	14,850	(721)
Investing activities:
Capitalized internal-use software	(3,888)	(4,570)
Purchases of property and equipment	(3,504)	(876)
Net cash used in investing activities	(7,392)	(5,446)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	128	347
Proceeds from employee stock purchase plan	768	913
Finance lease payments	(1,376)	(1,280)
Principal payments on financing agreements	(320)	(289)
Debt issuance costs and loan facility fee payments	(38)	(152)
Financing payments of acquisition-related liabilities	—	(1,364)
Net cash used in financing activities	(838)	(1,825)
Effect of exchange rate changes on cash and cash equivalents	31	(1)
Net increase (decrease) in cash and cash equivalents	6,651	(7,993)
Cash and cash equivalents – beginning of period	84,220	87,520
Cash and cash equivalents – end of period	$90,871	$79,527

Supplemental information of non-cash investing and financing information:
Right of use assets acquired in exchange for operating lease liabilities	$—	$764
Property and equipment acquisitions through finance leases	$—	$6,529
Purchase of property and equipment and capitalized software included in current liabilities	$1,117	$2,440
Capitalized stock-based compensation	$332	$348
Issuance of stock to settle liabilities for stock-based compensation	$6,508	$6,177
Cash paid for:
Interest	$324	$483
Income taxes	$551	$1,593
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
Management believes that the Company’s cash and cash equivalents at April 30, 2025, along with cash generated in the normal course of business and available borrowing capacity under its revolving credit facility with Capital One, N.A. (“Capital One”) (the “Capital One Credit Facility”), are sufficient to fund its operations for at least the next 12 months.
The Company may seek to obtain additional financing, if needed, to successfully implement its long-term strategy.
2. Basis of presentation
(a) Consolidated financial statements
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding quarterly financial reporting and include the accounts of Phreesia, Inc; its branch operation in Canada and its consolidated subsidiaries (or collectively, the "Company").
(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2026 and 2025 refer to the fiscal years ending on January 31, 2026 and January 31, 2025, respectively.
(c) Unaudited interim financial statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of April 30, 2025 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended April 30, 2025 and 2024. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2025.
3. Summary of significant accounting policies
The Company’s significant accounting policies are disclosed in the audited financial statements for the fiscal year ended January 31, 2025. Since the date of those audited financial statements, there have been no material changes to the Company’s significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.
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
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three months ended April 30, 2025 and 2024. As of both April 30, 2025 and January 31, 2025, the Company had receivables from one entity that accounted for at least 10% of total accounts receivable.
(c) Risks and uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws and government regulations. Additionally, the Company is subject to other risks associated with the markets in which it operates including reliance on third-party vendors, partners, and service providers. The Company has a substantial number of employees in Canada and India and the Company supplements its workforce with contractors and consultants in domestic and international locations. Certain of the Company's service providers, including certain third-party software developers, are located in international locations subject to warfare and/or political and economic instability, such as Ukraine and India. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of the Company's business and the Company's customer’s facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, political and economic instability, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of the Company’s products and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of the Company's operations, adversely impacting the Company’s operating results and the Company's ability to meet the Company's obligations and commitments.
(d) Derivative financial instruments and hedging activities
The Company conducts business in Canada and India, subjecting the Company to foreign exchange risk. The Company uses derivative financial instruments to manage foreign currency exchange risk. Derivative instruments are measured at fair value and recorded as either an asset or liability on the consolidated balance sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
For derivative instruments designated as foreign currency cash flow hedges, which the Company uses to hedge the functional currency equivalent cash flows attributable to Canadian Dollar denominated payroll payments, the Company records the gains or losses resulting from changes in fair value of the derivative within accumulated other comprehensive income (loss) on the consolidated balance sheets and subsequently reclassified to the same line item as the hedged transaction on the consolidated statements of operations in the same period that the hedged transaction affects earnings. The Company includes cash flows related to foreign currency cash flow hedges within operating activities in its consolidated statements of cash flows as cash flows related to the hedged transaction are included in operating activities and as the Company’s derivative instruments do not contain a significant financing component.
For derivative instruments not designated as foreign currency cash flow hedges, which the Company uses as economic hedges of Canadian Dollar denominated payroll payments not hedged by derivative instruments designated as hedges, the Company records gains and losses resulting from changes in the fair value of the derivative within other income (expense) in its consolidated statements of operations, and the Company classifies cash flows within operating activities in its consolidated statements of cash flows.
Our foreign currency forward contract is classified within Level 2 of the fair value hierarchy because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
(e) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three months ended April 30, 2025, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, Clarifying the Effective Date. The new standards require companies to disclose disaggregated information about certain income statement expense line items. The provisions of ASU 2024-03, as amended by ASU 2025-01, are effective for annual periods beginning after December 15, 2026, and interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt ASU 2024-03 and ASU 2025-01 for annual periods beginning in the fiscal year ending January 31, 2028 and for interim periods beginning in the fiscal year ending January 31, 2029. The Company is currently evaluating the impact that ASU 2024-03 and ASU 2025-01 will have on its financial statements and related disclosures. The Company does not expect the disclosure changes that result from the adoption of ASU 2024-03 and ASU 2025-01 to materially impact its consolidated financial statements.
There are no other recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of April 30, 2025 and January 31, 2025 were as follows:

	April 30, 2025	January 31, 2025
Payroll-related expenses and taxes	$10,855	$12,016
Stock-based compensation liability	2,963	6,135
Payment processing fees liability	7,426	6,578
Acquisition-related liabilities	844	844
Income and other tax liabilities	3,181	2,503
Information technology	5,600	4,562
Other	3,190	4,822
Total	$34,059	$37,460
(b) Property and equipment
Property and equipment as of April 30, 2025 and January 31, 2025 were as follows:

	April 30, 2025	January 31, 2025
PhreesiaPads and Arrivals Kiosks	$16,028	$15,763
Computer equipment	80,218	77,704
Computer software	14,159	14,114
Hardware development	575	575
Total property and equipment	$110,980	$108,156
Less: accumulated depreciation	(87,488)	(84,505)
Property and equipment — net	$23,492	$23,651
Depreciation expense related to property and equipment amounted to $2,986 and $3,524 for the three months ended April 30, 2025 and 2024, respectively.
Property and equipment - net and related depreciation expense includes assets acquired under finance leases. Assets acquired under finance leases included in computer equipment was $49,009 as of April 30, 2025 and January 31, 2025. Accumulated amortization of assets under finance leases was $36,631 and $34,815 as of April 30, 2025 and January 31, 2025, respectively. See Note 10 - Leases for additional information regarding finance leases.
(c) Capitalized internal-use software
For the three months ended April 30, 2025 and 2024, the Company capitalized $3,791 and $4,388, respectively, of costs related to the Company’s solutions.
During the three months ended April 30, 2025 and 2024, amortization expense related to capitalized internal-use software was $3,022 and $2,279, respectively.
(d) Intangible assets and goodwill

The following presents the details of intangible assets as of April 30, 2025 and January 31, 2025:

	Useful Life
	(years)	April 30, 2025	January 31, 2025
Acquired technology	5 to 7	$9,310	$9,310
Customer relationship	7 to 15	17,940	17,940
License	15	6,200	6,200
Trademarks	15	3,100	3,100
Total intangible assets, gross carrying value		$36,550	$36,550
Less: accumulated amortization		(9,277)	(8,407)
Net carrying value		$27,273	$28,143
The weighted average remaining useful life for acquired technology in years was 4.9 and 5.1 as of April 30, 2025 and January 31, 2025, respectively. The remaining useful life for customer relationships in years was 11.4 and 11.6 as of April 30, 2025 and January 31, 2025, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 11.6 and 11.8 as of April 30, 2025 and January 31, 2025, respectively. The remaining useful life for the trademarks in years was 13.3 and 13.5 as of April 30, 2025 and January 31, 2025, respectively.
Amortization expense associated with intangible assets for both the three months ended April 30, 2025 and 2024, was $870.
The estimated amortization expense for intangible assets for the next five years and thereafter was as follows as of April 30, 2025:

April 30, 2025
2026 (Remaining nine months)	$2,581
Fiscal Years Ending January 31,
2027	3,157
2028	3,157
2029	3,057
2030 - thereafter	15,321
Total	$27,273
There were no changes to the Company's goodwill balance during the three months ended April 30, 2025. The Company did not record any impairments of goodwill during the three months ended April 30, 2025 or 2024.
(e) Accounts receivable
Accounts receivable as of April 30, 2025 and January 31, 2025 were as follows:

	April 30, 2025	January 31, 2025
Billed	$71,322	$70,342
Unbilled	5,588	4,743
Total accounts receivable, gross	$76,910	$75,085
Less: accounts receivable allowances	(1,811)	(1,468)
Total accounts receivable	$75,099	$73,617
Activity in the Company's allowance for doubtful accounts was as follows for the three months ended April 30, 2025:

April 30, 2025
Balance, January 31, 2025	$1,468
Bad debt expense	572
Write-offs and adjustments	(229)
Balance, April 30, 2025	$1,811
The Company’s allowance for doubtful accounts represents the current estimate of expected future losses based on prior bad debt experience as well as considerations for specific customers as applicable. The Company's accounts receivable are considered past due when they are outstanding past the due date listed on the invoice to the customer. Write-offs of accounts receivable were not material for the three months ended April 30, 2025 and 2024.
(f) Prepaid and other current assets
Prepaid and other current assets as of April 30, 2025 and January 31, 2025 were as follows:

	April 30, 2025	January 31, 2025
Prepaid software and business systems	$6,927	$6,849
Prepaid data center expenses	3,877	3,558
Prepaid insurance	526	912
Other prepaid expenses and other current assets	4,689	4,552
Total prepaid and other current assets	$16,019	$15,871
(g) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532 as of January 31, 2025. Accumulated amortization of capitalized implementation costs for these arrangements were $1,432 as of January 31, 2025. As of April 30, 2025 these arrangements were fully amortized.
5. Revenue and contract costs
The Company generates revenue primarily from providing integrated SaaS-based software and payment solutions for the healthcare industry. The Company derives revenue from subscription fees and related services generated from the Company’s healthcare services clients for access to the Company's solutions, payment processing fees based on patient payment volume, and fees from life sciences companies and other organizations for delivering qualified direct communications to patients who consent to receive this type of engagement using the Company's solutions.
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $2,419 and $2,388 for the three months ended April 30, 2025 and 2024, respectively.
Contract balances
The following table represents a roll-forward of contract assets:

Balance, January 31, 2025	$4,743
Amount transferred to receivables from beginning balance of contract assets	(4,528)
Contract asset additions, net of reclassification to receivables	5,373
Balance, April 30, 2025	$5,588

The following table represents a roll-forward of deferred revenue:

Balance, January 31, 2025	$32,877
Revenue recognized that was included in deferred revenue at the beginning of the period	(20,562)
Current period activity in deferred revenue	18,943
Balance, April 30, 2025	$31,258
Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $110 and $192 for the three months ended April 30, 2025 and 2024, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. During fiscal 2025, the Company updated its estimate of the period of benefit from five years to three years for certain deferred contract acquisition costs. There were no impairment losses recorded during the periods presented.

The following table represents a roll-forward of deferred contract acquisition costs:

Balance, January 31, 2025	$984
Additions to deferred contract acquisition costs	—
Amortization of deferred contract acquisition costs	(110)
Balance, April 30, 2025	$874

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$414
Deferred contract acquisition costs, non-current	460
Total deferred contract acquisition costs	$874
6. Finance leases and other debt
As of April 30, 2025 and January 31, 2025, the Company had the following outstanding finance lease liabilities and other debt:

	April 30, 2025	January 31, 2025
Finance leases	$12,881	$14,256
Financing arrangements	1,606	1,913
Accrued interest and payments	23	24
Total finance lease liabilities and other debt	$14,510	$16,193
Less: current portion of finance lease liabilities and other debt	(8,348)	(8,043)
Long-term finance lease liabilities and other debt	$6,162	$8,150
(a) Finance leases
See Note 10 - Leases for more information regarding finance leases.
(b) Financing agreements
In June 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software and service licenses. As of April 30, 2025, there was $1,606 in outstanding principal and interest due under the financing agreement. The financing agreement requires the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement is 10.5% per annum.
(c) Capital One Credit Agreement
In December 2023, the Company entered into a Credit Agreement (the "Credit Agreement") for a new 5-year $50,000 senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5,000 and a letter of credit sub-limit of at least $5,000. The Capital One Credit Facility was entered into with Capital One, acting as administrative agent and replaced the Company’s previous senior secured revolving credit facility with Silicon Valley Bank (“SVB”). The Capital One Credit Facility will give the Company additional financial flexibility, through the facility’s five year term. The facility is available to the Company for working capital and general corporate purposes. The Capital One Credit Facility bears interest at a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate as specified in the Credit Agreement. As of April 30, 2025, the interest rate on the Capital One Credit Facility was 7.4%. In addition to principal and interest due under the Capital One Credit Facility, the Company is required to pay an annual fee equal to 0.25% of the unused balance of the facility. Additionally, the Company incurred creditor and third party fees of $778 upon entering into the Capital One Credit Facility. The Company recorded the fees to deferred financing costs, included within other assets on its consolidated balance sheets, and will amortize the costs over the term of the Capital One Credit Facility.

The obligations under the Capital One Credit Facility are secured by a first priority security interest in substantially all of the tangible and intangible assets at certain of the Company's U.S. subsidiaries, and by pledges of the equity of certain of the Company's U.S. subsidiaries, in each case subject to customary exclusions.
The Capital One Credit Facility includes financial covenants including, but not limited to, requiring the Company to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio, a restriction on the amount of dividends and limiting the amount of cash and cash equivalents the Company holds outside Capital One, each as defined in the Credit Agreement. The Company was in compliance with all covenants related to the Credit Agreement as of April 30, 2025.
Maturities of finance leases and other debt, in each of the next five years and thereafter, are as follows:

	Total	Finance Leases	Other Debt
2026 (Remaining nine months)	$6,517	$5,607	$910
Fiscal year ending January 31:
2027	5,985	5,266	719
2028	2,008	2,008	—
Total maturities of finance leases and other debt	$14,510	$12,881	$1,629
The following table presents the components of interest (expense) income, net:

	Three months ended April 30,
	2025	2024
Interest expense (1)	$(435)	$(553)
Interest income	205	792
Interest (expense) income, net	$(230)	$239
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

(c) Stock repurchase program
In March 2025, the Company’s Board of Directors authorized a stock repurchase program. Under the program, the Company may repurchase up to 2.5 million shares of its common stock from time to time through open market purchases, privately negotiated transactions, block purchases or other methods that comply with applicable securities laws, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be modified, suspended or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to repurchases pursuant to the Company’s stock repurchase program.
(d) Accumulated other comprehensive income
Activity in accumulated other comprehensive income was as follows for the three months ended April 30, 2025 and 2024:

	Unrealized gain on cash flow hedges	Foreign currency translation adjustment	Accumulated other comprehensive income
Balance, January 31, 2024	$—	$—	$—
Other comprehensive income	—	1	1
Balance, April 30, 2024	$—	$1	$1

Balance, January 31, 2025	$—	$(51)	$(51)
Other comprehensive income before reclassifications	387	28	415
Amounts reclassified from accumulated other comprehensive income (loss)	20	—	20
Net current period other comprehensive income	$407	$28	$435
Balance, April 30, 2025	$407	$(23)	$384
There was no balance or activity in accumulated other comprehensive income prior to January 31, 2024. As the Company records a valuation allowance against its U.S. deferred tax assets and substantially all of the Company’s accumulated other comprehensive income originated in the U.S., other comprehensive income did not include income tax expense, and the amounts reclassified from accumulated other comprehensive loss for unrealized gain (loss) on cash flow hedges did not include income tax expense.
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the three months ended April 30, 2025 were made pursuant to the 2019 plan, respectively.
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
As of April 30, 2025, there were 7,851,562 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase that occurs on February 1 of each fiscal year, as well as an additional 279,958 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of April 30, 2025, there were 12,467 outstanding restricted stock units and 482,658 shares available for future grant under the Inducement Plan.
(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	Three months ended April 30,
	2025	2024
RSUs	$9,591	$11,323
PSUs	4,355	2,804
Liability awards	3,336	2,697
ESPP	275	364
Total stock-based compensation	$17,557	$17,188
The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended April 30,
	2025	2024
Stock-based compensation expense recorded to additional paid-in capital	$14,221	$14,491
Stock-based compensation expense recorded to accrued expenses	3,336	2,697
Total stock-based compensation	$17,557	$17,188
Less: stock-based compensation expense capitalized as internal-use software	(332)	(348)
Stock-based compensation expense per consolidated statements of operations	$17,225	$16,840
The Company has not recognized, and does not expect to recognize in the foreseeable future, any tax benefit related to employee stock-based compensation expense. During the three months ended April 30, 2025 and 2024, the Company reduced stock compensation expense by $107 and $1,021, respectively, for improbable-to-probable modifications of stock compensation awards.
(c) Restricted stock units
The Company has issued RSUs to employees and independent directors that vest based on a time-based condition. RSUs granted to employees vest over four years based on a variety of vesting schedules, including quarterly, annually, and 10/20/30/40 (10% after one year, 20% after two years, 30% after three years and 40% after four years). RSUs granted during fiscal 2024 generally vest annually, and RSUs granted during fiscal 2025 and 2026 generally vest following a 10/20/30/40 vesting schedule.
Additionally, at the beginning of each fiscal year, the Company provides certain employees the option to settle their incentive bonus in immediately vested RSUs. RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share-

settled bonus awards.

Restricted stock units
Unvested, January 31, 2025	3,597,948
Granted in three months ended April 30, 2025	303,987
Vested	(690,042)
Forfeited and expired	(98,294)
Unvested, April 30, 2025(1)	3,113,599
(1) Includes 12,467 awards granted pursuant to the 2023 Inducement Award Plan.
As of April 30, 2025, there was $68,425 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.48 years.
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
Stock option activity for the three months ended April 30, 2025 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding, January 31, 2025	899,381	$7.39
Granted in three months ended April 30, 2025	—	$—
Exercised	(17,485)	$7.31
Forfeited and expired	—	$—
Outstanding and expected to vest, April 30, 2025	881,896	$7.39	3.47	$15,505
Exercisable, April 30, 2025	881,896	$7.39	3.47	$15,505
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended April 30, 2025 and 2024 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $306 and $1,545, respectively.
As of April 30, 2025 and January 31, 2025, all compensation cost related to stock options issued to employees has been recorded and there is no unrecognized compensation cost remaining related to stock options issued to employees.
(e) TSR performance-based stock units (“PSUs”)
The Company grants PSUs to certain members of its management team. PSUs vest over approximately three years from the grant date upon satisfaction of both time-based requirements and market targets based on Phreesia's TSR relative to the TSR of each member of the Russell 3000 Index (the "Peer Group"). Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 220% of the number of PSUs originally granted. To earn the target number of PSUs (which represents 100% of the number of PSUs granted), the Company must perform at the 60th percentile for awards granted during fiscal 2023 and fiscal 2024 and at the 55th percentile for awards granted during fiscal 2025, with the maximum number of PSUs earned if the Company performed at least at the 90th percentile for all awards. If Phreesia's TSR for the performance period is negative, the maximum number of PSUs that can be earned will be capped at 100%.
The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model that projected TSR for Phreesia and each member of the Peer Group over the performance period. The Company recognizes the grant date fair value of PSUs as compensation expense over the vesting period.
Market-based PSU activity for the three months ended April 30, 2025 was as follows:

Performance stock units
Outstanding, January 31, 2025	1,204,971
Granted in three months ended April 30, 2025	—
Vested	—
Forfeited and expired	—
Outstanding, April 30, 2025	1,204,971
As of April 30, 2025, unrecognized compensation cost for the PSUs was $30,173, to be recognized over a weighted average remaining vesting period of 2.2 years, subject to the participants' continued employment with the Company.
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
As of April 30, 2025, unrecognized compensation cost related to the ESPP was $188, to be recognized over the next two months.
(g) Liability awards
At the beginning of each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the cash bonuses. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. The Company’s share-settled bonus awards are settled semiannually. During the three months ended April 30, 2025, the Company settled $6,508 of share-settled bonus awards by issuing 267,687 immediately vested RSUs. See (c) Restricted stock units above for additional discussion regarding RSUs.

9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of April 30, 2025 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2025
Money market mutual funds	$78,531	$—	$—	$78,531
Foreign currency forward contracts	—	614	—	614
Total assets	$78,531	$614	$—	$79,145
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
The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of April 30, 2025, the carrying value of the Company's debt approximated fair value because the interest rates approximated market rates and the related maturities are relatively short-term.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the three months ended April 30, 2025 and 2024.
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
As of April 30, 2025, for operating leases, the weighted-average remaining lease term was 1.5 years and the weighted-average discount rate is 6.7%. As of April 30, 2025, for finance leases, the weighted-average remaining lease term was 1.9 years, and the weighted-average discount rate is 7.7%.
The components of lease expense for the three months ended April 30, 2025 were as follows:

April 30, 2025
Operating leases:
Operating lease cost	$245
Variable lease cost	—
Total operating lease cost	$245
Finance leases:
Amortization of right-of-use assets	$1,817
Interest on lease liabilities	272
Total finance lease cost	$2,089
Amortization of right-of-use assets for finance leases is included within depreciation expense on the Company's consolidated statements of operations.
The following represents a schedule of maturing lease commitments for operating and finance leases as of April 30, 2025:

	April 30, 2025
	Operating	Finance
Maturity of lease liabilities
2026 (remaining nine months)	$772	$6,057
Fiscal year ending January 31,
2027	583	5,688
2028	85	2,169
2029	—	—
Thereafter	—	—
Total future minimum lease payments	$1,440	$13,914
Less: interest	(82)	(1,033)
Present value of lease liabilities	$1,358	$12,881
Other supplemental cash flow information for the three months ended April 30, 2025 was as follows:

April 30, 2025
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$282
Operating cash used for finance leases	$272
Financing cash used for finance leases	$1,376
For the three months ended April 30, 2025 there were no right-of-use assets obtained in exchange for lease liabilities.
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
During the three months ended April 30, 2025, the Company recognized $2,419 in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of April 30, 2025, except for those with terms of one year or less.
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
The Company is involved in legal proceedings from time to time that arise in the normal course of business. In the opinion of management, such routine claims and lawsuits are not significant, and the Company does not expect them to have a material adverse effect on its business, financial condition, results of operations, or liquidity, except as noted below.
On May 12, 2024, the Company learned of a cybersecurity incident impacting the ConnectOnCall service, an application created by a subsidiary the Company acquired in October 2023. All systems have been restored, and the Company believes that it maintains a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are not material.
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
Between December 2024 and the date of this report, 13 additional putative class action complaints arising from the ConnectOnCall incident were filed in the United States District Court for the Eastern District of New York—against ConnectOnCall.com, LLC, Phreesia, Inc., or a combination of both—purporting to represent the same nationwide class of individuals and asserting substantially the same claims. The 14 filed cases have been consolidated as In re ConnectOnCall.com Data Breach Litigation.
The Company expects to incur legal and professional services expenses associated with this litigation in future periods. The Company will recognize these expenses as services are received, net of probable insurance recoveries. While a loss from these matters is reasonably possible, the Company cannot reasonably estimate a range of possible losses at this time, as the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of the cases being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. The Company has not recorded a loss contingency liability for the above litigation as of April 30, 2025.
(c) Other contractual commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support the Company’s technology infrastructure as well commitments related to its acquisitions.
During the three months ended April 30, 2025, there were no significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025.
12. Income taxes
For the three months ended April 30, 2025 and 2024, the Company recorded a tax provision of $735 and $510, respectively. The Company's provision for income taxes was 23.1% and 2.7% of loss before income taxes for the three months ended April 30, 2025 and 2024, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets, and due to foreign income tax expense related to its Canadian branch and its subsidiary in India.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for its U.S. deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both April 30, 2025 and January 31, 2025.

13. Net loss per share attributable to common stockholders
(a) Net loss per share attributable to common stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three months ended April 30,
	2025	2024
Numerator:
Net loss	$(3,914)	$(19,722)
Denominator:
Weighted-average shares of common stock outstanding, basic and diluted	58,920,782	56,666,311
Net loss per share attributable to common stockholders	$(0.07)	$(0.35)
(b) Potential dilutive securities
The Company’s potential dilutive securities, which include stock options, RSUs, performance stock awards and grants under the Company's ESPP, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of April 30,
	2025	2024
Stock options to purchase common stock, restricted stock and performance stock awards	5,792,263	6,390,517
Employee stock purchase plan	71,848	89,553
Total	5,864,111	6,480,070
14. Related party transactions
For the three months ended April 30, 2025 and 2024, the Company recognized revenue totaling $188 and $328, respectively, for advertisements placed by a pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of April 30, 2025 and January 31, 2025, accounts receivable from the pharmaceutical company totaled approximately $231 and $116, respectively.
15. Segments and geographic information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company defines the term “chief operating decision maker” to be its Chief Executive Officer. The Company’s Chief Executive Officer reviews the financial information presented on an entire company basis for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable operating segment, managed on a consolidated basis, which the Company refers to as the Technology solutions segment.
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
The accounting policies of the Technology solutions segment are the same as described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 and in Note 3 - Summary of significant accounting policies herein. As the Company operates in a single operating segment managed on a consolidated basis, the revenues of the Technology solutions segment are equal to the Company’s total revenues presented on the accompanying consolidated statements of operations. Additionally, revenues for each significant group of products and services is presented on the accompanying consolidated statements of operations. As the Company has only one operating segment, the Company does not have inter-segment sales or transfers. Additionally, the measure of segment profit for the Technology solutions segment is equal to the Company’s net loss presented on the accompanying consolidated statements of operations.
The following table presents the Company’s segment revenue, segment profit (loss), significant segment expenses, and other segment items, as well as a reconciliation from segment profit (loss) to consolidated net loss.

	Three months ended April 30,
	2025	2024
Revenue	$115,936	$101,217

Labor costs (1)	49,992	58,025
Payment processing expense	21,428	18,297
Third-party non-labor operating expenses	23,700	20,802
Stock-based compensation	17,225	16,840
Other segment items	7,505	6,975
Segment net loss	$(3,914)	$(19,722)

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—
Consolidated net loss	$(3,914)	$(19,722)
(1) Excludes stock-based compensation expense which is presented separately
Other segment items include depreciation and amortization, interest income, net, provision for income taxes and other income (expense), net.
The total segment assets for the Technology solutions segment are equal to the total assets presented on the accompanying consolidated balance sheets. The following table presents other quantitative segment disclosures for the three months ended April 30, 2025 and 2024, respectively.

	Three months ended April 30,
	2025	2024
Depreciation and amortization	$6,878	$6,673
Interest (expense) income, net	$(230)	$239
Provision for income taxes	$(735)	$(510)
Expenditures for long-lived assets	$7,055	$6,936

16. Derivative instruments and hedging activities
Cash Flow Hedges
During the three months ended April 30, 2025, the Company entered into a foreign currency forward contract to buy Canadian Dollars in exchange for US Dollars in order to hedge the functional currency equivalent cash flows related to the Company’s Canadian Dollar denominated payroll payments. The Company designated 75% of the forward contract as a cash flow hedging instrument. The remaining 25% of the forward contract was not designated as a cash flow hedge and is being used by the Company as an economic hedge of forecasted Canadian Dollar denominated payroll payments not hedged by the designated portion of the forward contract. The Company does not hold any derivatives for trading or speculative purposes.
As of April 30, 2025, the notional value of the foreign currency forward contract that the Company held to buy Canadian Dollars in exchange for US Dollars was a total of 25,300 Canadian Dollars, including a notional value of 18,975 Canadian Dollars designated as foreign currency cash flow hedges and a notional value of 6,325 not designated as hedges.
The fair values of outstanding derivative foreign currency forward contract was as follows:

	Consolidated balance sheet location	April 30, 2025	January 31, 2025
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$461	$—
Non-designated hedges	Prepaid expenses and other current assets	153	—
The effect of derivative instruments on the Company’s consolidated statements of operations were as follows:

	Consolidated statements of operations location	Three months ended April 30,
		2025	2024
Foreign currency cash flow hedges	Expenses	$20	$—
Foreign currency cash flow hedges	Provision for income taxes	—	—
Non-designated hedges	Other income (expense), net	249	—
Pre-tax gains (losses) associated with cash flow hedges were as follows:

	Consolidated statements of operations and Statements of comprehensive loss locations	Three months ended April 30,
		2025	2024
Gains recognized in accumulated other comprehensive income (included in assessment of effectiveness)	Unrealized gain on cash flow hedge	$387	$—
Losses reclassified from accumulated other comprehensive income into income (effective portion)	Expenses	20	—
Tax effect reclassified from accumulated other comprehensive income into income (effective portion)	Provision for income taxes	—	—
As of April 30, 2025, the foreign currency forward contract had a maturity of less than 6 months. As of April 30, 2025, the Company estimates that the entire $407 of the net gain recorded in accumulated other comprehensive income (loss) related to its foreign currency cash flow hedge will be reclassified into income within the next 12 months.
See Note 3 - Summary of significant accounting policies and Note 9 - Fair value measurements for additional disclosures for derivatives and hedging.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements: in this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the follow discussion and analysis.
Financial Highlights
•Total revenue increased 15% to $115.9 million in the three months ended April 30, 2025, as compared to $101.2 million in the three months ended April 30, 2024.
•Net loss was $3.9 million in the three months ended April 30, 2025, as compared to $19.7 million in the three months ended April 30, 2024.
•Adjusted EBITDA was $20.8 million in the three months ended April 30, 2025, as compared to $4.1 million in the three months ended April 30, 2024.
•Net cash provided by operating activities was $14.9 million for the three months ended April 30, 2025, as compared to net cash used in operating activities of $0.7 million for the three months ended April 30, 2024.
•Free cash flow was $7.5 million for the three months ended April 30, 2025, as compared to negative $6.2 million for the three months ended April 30, 2024.
•Cash and cash equivalents as of April 30, 2025 was $90.9 million, an increase of $6.7 million as compared to January 31, 2025.
For a reconciliation of Adjusted EBITDA to net loss and a reconciliation of free cash flow to net cash provided by (used in) operating activities, and for more information as to how we calculate such measures, see the section below titled “Non-GAAP financial measures.”
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
We derive revenue from (i) subscription fees from healthcare services clients for access to our solutions and related professional services fees, (ii) payment processing fees based on levels of patient payment volume processed through our solutions and (iii) fees from life sciences companies and other organizations for delivering direct communications to help activate, engage and educate patients about topics critical to their health using our solutions. We also generate revenue through our additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specialty and condition expertise. We have strong visibility into our business as the majority of our revenue is derived from recurring subscription fees and re-occurring payment processing fees.
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
We also sell products and services to life sciences and other organizations, healthcare advertising agencies, government entities and advocacy groups through our direct sales and marketing teams. Unlike healthcare services programs, most of the life science campaigns need to be measured and resold each year. Like healthcare services, the marketing team supports net new business and client retention for network solutions by educating ideal customer profiles about the value of Phreesia and the positive impact on health outcomes Phreesia campaigns have on patients.
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
Macroeconomic environment and geopolitical conditions
Our business is directly and indirectly affected by macroeconomic conditions, geopolitical conditions and the state of global financial markets. Geopolitical uncertainty resulting, in part, from the military conflict between Russia and Ukraine, the conflict in the Middle East and the intensification of the hostilities between India and Pakistan, as well as other macro-economic conditions, such as the impact of pandemics, changes in interest rates, inflation in the cost of goods, services and labor, tariff and trade issues, or a recession or an economic slowdown in the U.S. or internationally, have contributed to significant volatility and declines in global financial markets. The uncertainty over the extent and duration of the ongoing conflicts and these macroeconomic conditions continues to cause disruptions to businesses and markets worldwide. Additionally, the change in U.S. presidential administration has resulted in, and may continue to cause, additional geopolitical and macroeconomic uncertainty. While none of these factors individually has had a material impact on our business to date, it is difficult to predict the potential impact these factors may have on our future business results, and each could adversely impact our business operations, financial performance and results of operations.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three months ended April 30,
(Unaudited)	2025	2024
Key Metrics:
Average number of healthcare services clients ("AHSCs")	4,411	4,065
Total revenue per AHSC	$26,283	$24,900
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
•Total revenue per AHSC. We define total revenue per AHSC as total revenue in a given period divided by AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment processing revenue. Additionally, our relationships with healthcare services clients who subscribe to our technology give us the opportunity to engage with life sciences companies, government entities, patient advocacy, public interest and not-for-profit organizations who deliver direct communication to patients through our solutions. As a result, we believe that our ability to increase total revenue per AHSC provides useful information to investors as an indicator of the long-term value of our solutions. Total revenue per AHSC was $26,283 for the three months ended April 30, 2025 compared to $24,900 for the same period in the prior year, an increase of 6%. The increase was primarily driven by revenue growth that outpaced AHSC growth.
Additional Information

	Three months ended April 30,
(Unaudited)	2025	2024
Patient payment volume (in millions)	$1,314	$1,166
Payment facilitator volume percentage	82%	81%
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
We generate revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. We derive revenue from subscription fees and related services generated from our healthcare services clients for access to our solutions, payment processing fees based on the levels of patient payment volume we process, and from fees from life sciences companies and other organizations for delivering direct communications to help activate, engage and educate patients about topics critical to their health.
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
•Network solutions. We generate revenue from life sciences companies and other organizations for delivering direct communications to patients. As we expand our healthcare services client base, we increase the number of new patients we can reach to deliver our direct communications to help activate, engage and educate patients about topics critical to their health on behalf of life sciences companies and other organizations.
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
Other income (expense), net
Our other income and expense line items consist of the following:
•Other income (expense), net. Other expense, net consists of foreign currency-related losses and gains and other miscellaneous income (expense).
•Interest income. Interest income consists of interest earned on our cash and cash equivalent balances.
•Interest expense. Interest expense consists primarily of the interest incurred on our financing obligations as well as amortization of discounts and deferred financing costs.
Provision for income taxes
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that substantially all of our U.S. deferred tax assets as of April 30, 2025 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance. Provision for income taxes also includes U.S. state and local income taxes and foreign income taxes. We record unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjust these balances when our judgement changes as a result of the evaluation of new information previously not available.
Comparison of results of operations for the three months ended April 30, 2025 and 2024
(unaudited)
Revenue

	Three months ended April 30,
($ in thousands)	2025	2024	$ Change	% Change
Subscription and related services	$54,355	$46,742	$7,613	16%
Payment processing fees	29,925	27,060	2,865	11%
Network solutions	31,656	27,415	4,241	15%
Total revenue	$115,936	$101,217	$14,719	15%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $7.6 million to $54.4 million for the three months ended April 30, 2025, as compared to $46.7 million for the three months ended April 30, 2024, primarily due to new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.

•Payment processing fees. Our revenue from patient payments processed through our solutions increased $2.9 million to $29.9 million for the three months ended April 30, 2025, as compared to $27.1 million for the three months ended April 30, 2024, due to the addition of new healthcare services clients, which drove increases in patient visits and patient payments processed through our platform.
•Network solutions. Our revenue from life sciences companies and other organizations increased $4.2 million to $31.7 million for the three months ended April 30, 2025, as compared to $27.4 million for the three months ended April 30, 2024, due to an increase in engagement, education programs and deeper patient outreach among the existing programs.
Cost of revenue (excluding depreciation and amortization)

	Three months ended April 30,
($ in thousands)	2025	2024	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$16,637	$15,723	$914	6%
Cost of revenue (excluding depreciation and amortization) increased $0.9 million to $16.6 million for the three months ended April 30, 2025, as compared to $15.7 million for the three months ended April 30, 2024. The increase resulted primarily from a $2.1 million increase in other third-party costs, partially offset by a $1.2 million decrease in labor costs.
Stock compensation incurred related to cost of revenue was $1.1 million and $1.2 million for the three months ended April 30, 2025 and 2024, respectively.
Payment processing expense

	Three months ended April 30,
($ in thousands)	2025	2024	$ Change	% Change
Payment processing expense	$21,428	$18,297	$3,131	17%
Payment processing expense increased $3.1 million to $21.4 million for the three months ended April 30, 2025, as compared to $18.3 million for the three months ended April 30, 2024. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year.
Sales and marketing

	Three months ended April 30,
($ in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$26,043	$32,011	$(5,968)	(19)%
Sales and marketing expense decreased $6.0 million to $26.0 million for the three months ended April 30, 2025, as compared to $32.0 million for the three months ended April 30, 2024. The decrease resulted primarily from a $6.5 million decrease in labor costs, partially offset by a $0.6 million increase in other third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $5.2 million and $5.8 million for the three months ended April 30, 2025 and 2024, respectively.
Research and development

	Three months ended April 30,
($ in thousands)	2025	2024	$ Change	% Change
Research and development	$31,829	$28,881	$2,948	10%
Research and development expense increased $2.9 million to $31.8 million for the three months ended April 30, 2025, as compared to $28.9 million for the three months ended April 30, 2024. The increase resulted primarily from a $1.4 million increase in labor costs, a $1.1 million increase in software costs and a $0.5 million increase in other third-party costs.
Stock compensation incurred related to research and development expense was $4.4 million and $3.6 million for the three months ended April 30, 2025 and 2024, respectively.
General and administrative

	Three months ended April 30,
($ in thousands)	2025	2024	$ Change	% Change
General and administrative	$16,408	$19,052	$(2,644)	(14)%
General and administrative expense decreased $2.6 million to $16.4 million for the three months ended April 30, 2025, as compared to $19.1 million for the three months ended April 30, 2024. The decrease primarily resulted from a $1.8 million decrease in other third-party costs and a $0.8 million decrease in labor costs.
Stock compensation incurred related to general and administrative expense was $6.6 million and $6.2 million for the three months ended April 30, 2025 and 2024, respectively.
Depreciation

	Three months ended April 30,
($ in thousands)	2025	2024	$ Change	% Change
Depreciation	$2,986	$3,524	$(538)	(15)%
Depreciation expense decreased $0.5 million to $3.0 million for the three months ended April 30, 2025, as compared to $3.5 million for the three months ended April 30, 2024. The decrease was primarily attributable to lower computer equipment depreciation.
Amortization

	Three months ended April 30,
($ in thousands)	2025	2024	$ Change	% Change
Amortization	$3,892	$3,149	$743	24%
Amortization expense increased $0.7 million to $3.9 million for the three months ended April 30, 2025 as compared to $3.1 million for the three months ended April 30, 2024. The increase was primarily driven by higher amortization of capitalized internal-use software development costs.
Other income (expense), net

	Three months ended April 30,
($ in thousands)	2025	2024	$ Change	% Change
Other income (expense), net	$338	$(31)	$369	(1190)%
Other income (expense), net was income of $0.3 million for the three months ended April 30, 2025 as compared to expense of less than $0.1 million for the three months ended April 30, 2024. Other income (expense), net is comprised primarily of foreign exchange gains and losses and other miscellaneous income (expense).
Interest (expense) income, net

	Three months ended April 30,
($ in thousands)	2025	2024	$ Change	% Change
Interest (expense) income, net	$(230)	$239	$(469)	(196)%
Interest (expense) income, net was expense of $0.2 million for the three months ended April 30, 2025, as compared to income of $0.2 million for the three months ended April 30, 2024. The decrease is primarily attributable to lower interest income earned from our cash and cash equivalent balances, partially offset by lower interest expense on our finance leases and other financing obligations.

Provision for income taxes

	Three months ended April 30,
($ in thousands)	2025	2024	$ Change	% Change
Provision for income taxes	$(735)	$(510)	$(225)	44%
Provision for income taxes increased by $0.2 million to $0.7 million for the three months ended April 30, 2025, as compared to $0.5 million for the three months ended April 30, 2024. The increase in provision for income taxes relates primarily to an increase in Canadian and Indian income tax expense.
Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We calculate Adjusted EBITDA as net income or loss before interest expense (income), net, provision for income taxes, depreciation and amortization, and before stock-based compensation expense and other (income) expense, net.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net loss, and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net loss for each of the periods indicated:

	Three months ended April 30,
(in thousands, unaudited)	2025	2024
Net loss	$(3,914)	$(19,722)
Interest expense (income), net	230	(239)
Provision for income taxes	735	510
Depreciation and amortization	6,878	6,673
Stock-based compensation expense	17,225	16,840
Other (income) expense, net	(338)	31
Adjusted EBITDA	$20,816	$4,093
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
The following table presents a reconciliation of free cash flow from net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended April 30,
(in thousands, unaudited)	2025	2024
Net cash provided by (used in) operating activities	$14,850	$(721)
Less:
Capitalized internal-use software	(3,888)	(4,570)
Purchases of property and equipment	(3,504)	(876)
Free cash flow	$7,458	$(6,167)
Liquidity and capital resources
As of April 30, 2025 and January 31, 2025, we had cash and cash equivalents of $90.9 million and $84.2 million, respectively. Cash and cash equivalents consist of money market mutual funds and cash on deposit.
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
The Capital One Credit Facility includes financial covenants including but not limited to requiring us to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio and limiting the amount of cash and cash equivalents we hold outside Capital One, each as defined in the Credit Agreement. We were in compliance with all covenants related to the Capital One Credit Facility as of April 30, 2025.
We believe that our cash and cash equivalents along with cash generated in the normal course of business are sufficient to fund our operations for at least the next twelve months.
Financing agreements
In June 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of April 30, 2025, there was $1.6 million in outstanding principal and interest due under the agreement. The financing agreement requires us to pay $0.1 million per month for 36 months beginning August 2023. The effective interest rate on the agreement is 10.5% per annum.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended April 30,
(in thousands, unaudited)	2025	2024
Net cash provided by (used in) operating activities	$14,850	$(721)
Net cash used in investing activities	(7,392)	(5,446)
Net cash used in financing activities	(838)	(1,825)
Effect of exchange rate changes on cash and cash equivalents	31	(1)
Net increase (decrease) in cash and cash equivalents	$6,651	$(7,993)
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
During the three months ended April 30, 2025, net cash provided by operating activities was $14.9 million, as our cash received from customers in connection with our normal operations exceeded our cash paid to employees and suppliers.
During the three months ended April 30, 2024, net cash used in operating activities was $0.7 million, as our cash paid to employees and suppliers exceeded our cash received from customers in connection with our normal operations.
The change in net cash provided by (used in) operating activities was driven primarily by an increase in cash received from customers driven by higher revenues during the three months ended April 30, 2025.
Investing activities
During the three months ended April 30, 2025, net cash used in investing activities was $7.4 million, principally resulting from $3.9 million of capitalized internal-use software costs, as well as $3.5 million of purchases of property and equipment, primarily computer equipment.
During the three months ended April 30, 2024, net cash used in investing activities was $5.4 million, principally resulting from capital expenditures, the majority of which consisted of $4.6 million of capitalized internal-use software costs, as well as $0.9 million of purchases of property and equipment, principally for software and computer equipment.
The increase in cash used in investing activities was partially driven by the Company’s first quarter fiscal 2026 decision to directly purchase data center equipment instead of entering into a new finance lease.
Financing activities
During the three months ended April 30, 2025, net cash used in financing activities was $0.8 million, primarily consisting of $1.7 million used for principal payments on finance leases and financing arrangements, partially offset by $0.9 million in proceeds from our equity compensation plans.
During the three months ended April 30, 2024, net cash used in financing activities was $1.8 million, primarily consisting of $1.6 million used for principal payments on finance leases and financing arrangements and $1.4 million used for principal payments on acquisition-related liabilities, partially offset by $1.3 million in proceeds from our equity compensation plans.
Material cash requirements
Our material cash requirements relate to human capital, contractual purchase commitments, leases and financing arrangements.
During the three months ended April 30, 2025, there were no significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025.

See “Liquidity and Capital Resources” above for information regarding the Capital One Credit Facility and the impact on our cash and cash equivalents, liquidity and sources of funds available for our material cash requirements.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2025 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025.
ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States, Canada and India, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest rate risk
As of April 30, 2025, our cash and cash equivalents consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
Although we had no debt outstanding under the Capital One Credit Facility as of April 30, 2025, changes in interest rates would affect interest expense if we borrowed under the Capital One Credit Facility in the future.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and Indian Rupee, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our expenses as expressed in U.S. dollars for the fiscal year ended January 31, 2025. Additionally, changes in exchange rates largely offset operating income for the fiscal year ended January 31, 2025. For the three months ended April 30, 2025, approximately 86% of our expenses were denominated in US Dollars.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded, and such fluctuations can impact our net income. Foreign currency gains and losses, primarily resulting from changes in the fair value of non-designated foreign currency forward contracts and from the re-measurement of monetary account balances, were gains of $0.3 million and losses of less than $0.1 million for the three months ended April 30, 2025 and 2024, respectively.
To mitigate our risks associated with fluctuations in foreign currency exchange rates, during the three months ended April 30, 2025 we entered into a foreign currency forward contract to hedge a portion of our Canadian Dollar denominated payroll payments. We designated 75% of the forward contract as a cash flow hedge for accounting purposes. The remaining 25% of the forward contract was not designated as a cash flow hedge and is being used by us as an economic hedge of forecasted Canadian Dollar denominated payroll payments not hedged by the designated portion of the forward contract. For contracts qualifying as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted payroll payments affect earnings. For the non-

designated portion of the forward contract, gains or losses resulting from changes in the fair value of the derivative are recorded within other income (expense).
We do not believe that a 1% increase or decrease in foreign exchange rates between the Canadian Dollar, Indian Rupee and US Dollar would have a material effect on our results of operations or financial condition.
Other than the considerations related to foreign currency forward contracts discussed above, during the three months ended April 30, 2025, there were no other significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 15, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For further information regarding legal proceedings, refer to Note 11 - Commitments and contingencies in Part I of this Quarterly Report on Form 10-Q.

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
In order to remain competitive, we are continually involved in a number of projects to compete with new market entrants by developing new services, expanding offerings to our existing client base, growing our client base and penetrating new markets. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our clients.
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
We compete on the basis of several factors. Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements or provide faster implementations. Additionally, AI technologies may make it easier for competitors to enter our market due to lower up-front costs. As a result, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or providers of EHR and PM solutions may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage. We also may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action and financial stress experienced by our clients. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected. We cannot be certain that we will be able to retain our current client base in this competitive environment. If we do not retain current clients or expand our client base, or if we have to renegotiate existing contracts, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.
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
Our operating results have fluctuated and may continue to fluctuate significantly and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
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
•changes in the healthcare regulatory and policy environment;
•changes in healthcare utilization and spending trends;
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
In addition, the number of patients utilizing our payment processing tools, and the amounts those patients pay directly to our healthcare services clients for services, is often impacted by factors outside of our control. For example, macroeconomic conditions and changes in healthcare policy may decrease the number of insured patients and result in reduced healthcare utilization and spending. Accordingly, revenue under these agreements can be uncertain and unpredictable. If the number of patients utilizing our payment systems, or the aggregate amounts paid by such patients directly to our healthcare services clients through our solutions, were to be reduced by a material amount, such decrease would lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.
We also generate network solutions revenue through fees charged to life sciences companies and other clients by delivering direct communications to help activate, engage and educate patients who provide consent for the delivery of such communications about topics critical to their health. The growth of our revenue stream from life sciences companies and other clients is driven, in part, by our ability to grow our network of healthcare services clients and available population of patients to engage, the desirability of optional communications to patients, the number of newly approved drugs, the success of newly launched drugs, and the continued success of certain types of drugs, each of which is impacted by factors outside of our control. For example, governmental actions taken by the U.S. presidential administration, such as changes in the leadership of the FDA, mass layoffs within the federal government and executive orders related to drug pricing, could affect the ability of life sciences companies to successfully develop and market drugs. If there is a reduction in newly approved drugs, newly launched drugs are not successful, or certain drugs’ popularity decreases, this could negatively affect the ability of our life sciences clients to deliver relevant messages to patients who would have otherwise been candidates to receive such drugs. A reduction in the available population of patients to engage or a lack of relevant content could lead to a decrease in our network solutions revenue, which could harm our business, financial condition and results of operations.
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
Market estimates and growth forecasts that we disclose are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts relating to the size and expected growth of the markets for our services may prove to be inaccurate. These estimates and forecasts may be impacted by economic uncertainty that is outside our control, including international conflicts that may impact international trade and global economic performance and other macroeconomic trends, such as tariffs and other trade restrictions and trade protection measures, capital market disruptions, changes in governmental agencies, economic sanctions, economic slowdowns or recessions, international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence that impact our customers.
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
We have incurred significant operating losses since our inception. For the three months ended April 30, 2025 and the years ended January 31, 2025 and January 31, 2024, we had net losses of $3.9 million, $58.5 million and $136.9 million, respectively, and losses from operations of $3.3 million, $58.1 million and $136.5 million respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
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
We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our focus on the healthcare industry. For example, with respect to our healthcare services clients, we receive a disproportionate increase in payment processing revenue from such clients during the first two to three months of the calendar year relative to the other months of the year, which is driven, in part, by the resetting of patient deductibles at the beginning of each calendar year. Sales for our network solutions are also seasonal, primarily due to the annual spending patterns of our clients. This portion of our sales is usually the highest in the fourth quarter of each calendar year. While we believe we have visibility into the seasonality of our business, our rapid growth rate over the last several years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.
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
In addition, macroeconomic challenges (including tariffs and other trade restrictions, changes in inflation and interest rates) and a tight labor market have adversely affected, and may continue to adversely affect, workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. These factors have and could further decrease healthcare industry spending, adversely affect demand for our products and services, impair the ability of our clients to pay for the products and services they have already purchased from us, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.
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
Our payments platform is a core element of our business. For the three months ended April 30, 2025 and the fiscal year ended January 31, 2025, our payments platform generated 26% and 24% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as changes in laws governing medical bill payments or disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, or the credit card interchange fees we receive from such payments were to be reduced as a result of disruptions in the payment processing industry, laws discouraging the use of credit card payments for medical services or other factors, it could result in a decrease to our revenue. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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
Our systems and operations, and those of our third-party providers, are vulnerable to damage or interruption from natural disasters or man-made problems, such as earthquakes, floods, fires, political unrest, acts of terrorism, armed conflict or war (such as the current Russian invasion of Ukraine, the conflict in the Middle East and potential intensification of the hostilities between India and Pakistan), power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses, cyber-attacks or other attempts to harm our systems and similar events. Any unscheduled interruption in our service would result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of our solutions or slower response times could reduce our clients’ ability to access our solutions, impair our delivery of our products and services and harm the perception of our solutions as reliable, trustworthy and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in 2020, the HHS, Office of the National Coordinator for Health Information Technology ("ONC") and Centers for Medicare & Medicaid Services (“CMS”) promulgated final rules to clarify and operationalize provisions of the 21st Century Cures Act ("Cures Act"), regarding interoperability and “information blocking,” and create significant new requirements for health care industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. In April 2023, the ONC issued a notice of proposed rulemaking that would modify certain components of the Final Rule, including modifying and expanding certain exceptions to the information blocking regulations, which are intended to support information sharing.
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
We conduct business in a heavily regulated industry in an uncertain and evolving political and regulatory environment, and any failure to comply with applicable healthcare laws and government regulations, could result in financial penalties, adverse regulatory action and adverse publicity, or could require us to make significant operational changes, any of which could harm our business.
Our current and future arrangements with healthcare professionals and life sciences companies may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws, HIPAA and regulations promulgated under such laws. These laws will impact, among other things, proposed sales, marketing and educational programs, and other interactions with healthcare providers. For more information regarding the risks related to these laws and regulations please see “Business – Regulatory Matters – U.S. Federal and State Fraud and Abuse Laws” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. The risk of our being found in violation of healthcare laws and regulations is increased by the fact that their provisions are sometimes complex and open to a variety of interpretations. Executive orders and other governmental actions, particularly from the U.S. presidential administration, may further increase uncertainty about how laws and regulations will be interpreted and applied, and there may be an increase in legal challenges to healthcare regulations and agency guidance and decisions, including but not limited to those issued by HHS and certain of its agencies, such as the CMS, FDA, and Office of Inspector General.
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
We derive revenues from contracts with the U.S. federal government, state and local governments. Our contracts with federal, state, local and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We are from time to time subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. In addition, many federal, state, local and foreign governments and their agencies are facing increased pressure to reduce spending, and demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations. These factors may combine to potentially limit the revenue we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex than those found in commercial enterprise agreements and therefore are more costly to comply with. Any of these risks related to contracting with government entities could adversely impact our future sales and operating results.
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
Artificial intelligence (“AI”) presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data, increasing our regulatory and compliance burden and increasing competition.
As with many technological innovations, AI presents opportunities for enhanced productivity and innovation, but also presents risks and challenges that could impact our business. Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. We currently incorporate a limited number of AI technologies into certain of our products, and we may continue to adopt and integrate AI, including generative AI, into our products in the future for specific use cases reviewed by legal and information security. Additionally, our employees, vendors and third-party partners could use AI to perform their work. Our vendors could in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. If we, our vendors, or our third-party partners experience an actual or perceived data breach or cybersecurity incident because of the use of generative AI, we may lose valuable intellectual property, personal data and/or confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, subject us to legal liability, result in the loss of valuable property and information, and adversely impact our business.
The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. For example, AI systems can present risks of bias, errors and false or “hallucinatory” inferences or outputs. The use of certain artificial intelligence technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.
A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence and the use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with the use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, several states, including Colorado and California, passed laws that will take effect in 2026 to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. These obligations may make it harder for us to offer services that incorporate AI or conduct our business using AI. We may not be able to anticipate how to respond to these rapidly evolving standards, and we may need to expend resources to adjust our service offerings in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. We also could face the potential for significant enforcement or litigation in the event of any perceived non-compliance. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
In addition, our competitive position could be harmed if we fail to adopt and integrate AI effectively into our operations and product offerings. While we believe that AI technologies present opportunities for improving our operations and enhancing our product offerings, the successful implementation of AI technology requires significant investment in talent, infrastructure, and ongoing research and development. Market acceptance, understanding, and valuation of and consumer perceptions of platforms, products, and programs that incorporate AI technologies is uncertain and the perceived value of AI technologies could be inaccurate. Misjudging the convergence of AI with our business needs may lead to inefficiencies or obsolescence of our services or products. Further, if our use of AI technologies is restricted or limited due to legal or regulatory requirements, our service offerings may be impacted, our business may be less efficient, or we may be at a competitive disadvantage.
Our future success will depend, in part, on our ability to leverage AI responsibly, effectively and in compliance with laws and regulations. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.
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
We rely on third-party suppliers and contract manufacturers for the materials and components used to operate our solutions and product offerings, and to manufacture and assemble our hardware, including the PhreesiaPad and our on-site kiosks, which we refer to as Arrivals Kiosks. We rely on a sole supplier, for example, as the manufacturer of our PhreesiaPads and Arrivals Kiosks, which help drive our business and support our subscription, payment processing and network solutions offerings. In connection with these services, our supplier builds new hardware for us and refurbishes and maintains existing hardware.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended April 30, 2025 our net cash provided by operating activities was $14.9 million. As of April 30, 2025, we had $90.9 million of cash and cash equivalents, which are held for working capital purposes. As of April 30, 2025 and January 31, 2025, we had no outstanding borrowings under the Capital One Credit Facility, with the ability to borrow up to $50.0 million.
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
•macroeconomic conditions, such as international tariffs and other trade restrictions, changes in interest rates and economic slowdowns and recessions, and political conditions or events including from the results of the change in U.S. presidential administration and those resulting from geopolitical uncertainty and instability or war, such as the ongoing military conflict between Russia and Ukraine, the conflict in the Middle East and the intensification of the hostilities between India and Pakistan;
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered securities during the quarter ended April 30, 2025 that were not previously reported on a Current Report on Form 8-K.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On April 15, 2025, Evan Roberts, our Chief Operating Officer, adopted a trading arrangement for the sale of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Roberts’ Rule 10b5-1 Trading Plan, which expires on April 6, 2026, provides for the sale of up to 48,547 shares of our common stock.

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

PHREESIA, INC.

Date: May 28, 2025	By:	/s/ Chaim Indig
Chaim Indig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 28, 2025	By:	/s/ Balaji Gandhi
Balaji Gandhi
Chief Financial Officer
(Principal Financial Officer)