Form 10-Q
period 2025-07-31
Phreesia, Inc.
filed 2025-09-05
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 29, 2025, 59,914,473 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
For the Quarter Ended July 31, 2025

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
•We have made, and may in the future make, acquisitions, including the pending AccessOne Acquisition (as defined herein), and investments which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.
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
•Artificial intelligence (“AI”) presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data, increasing our regulatory and compliance burden and increasing competition.
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
•our anticipated growth and growth strategies and our ability to effectively manage that growth, including in connection with the integration of significant acquisitions, including the AccessOne Acquisition;
•the consummation of the AccessOne Acquisition and timing thereof and the expected results of the AccessOne Acquisition;
•our ability to maintain positive net income and our ability to maintain and grow positive Adjusted EBITDA;
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

•our ability to incorporate AI into our operations and products faster and more successfully than our competitors, while protecting the privacy of medical records and against cybersecurity threats;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 31, 2025	January 31, 2025
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$98,266	$84,220
Settlement assets	28,875	29,176
Accounts receivable, net of allowance for doubtful accounts of $2,654 and $1,468 as of July 31, 2025 and January 31, 2025, respectively	76,842	73,617
Deferred contract acquisition costs	431	401
Prepaid expenses and other current assets	18,227	15,871
Total current assets	222,641	203,285
Property and equipment, net of accumulated depreciation and amortization of $90,765 and $84,505 as of July 31, 2025 and January 31, 2025, respectively	22,769	23,651
Capitalized internal-use software, net of accumulated amortization of $62,272 and $55,991 as of July 31, 2025 and January 31, 2025, respectively	53,881	52,763
Operating lease right-of-use assets	1,043	1,477
Deferred contract acquisition costs	551	583
Intangible assets, net of accumulated amortization of $10,147 and $8,407 as of July 31, 2025 and January 31, 2025, respectively	26,403	28,143
Goodwill	75,845	75,845
Deferred tax asset	1,640	—
Other assets	3,856	2,668
Total Assets	$408,629	$388,415
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$28,875	$29,176
Current portion of finance lease liabilities and other debt	7,096	8,043
Current portion of operating lease liabilities	941	964
Accounts payable	6,527	5,622
Accrued expenses	34,783	37,460
Deferred revenue	26,913	32,758
Total current liabilities	105,135	114,023
Long-term finance lease liabilities and other debt	4,576	8,150
Operating lease liabilities, non-current	179	646
Long-term deferred revenue	81	119
Long-term deferred tax liabilities	626	484
Other long-term liabilities	45	185
Total Liabilities	110,642	123,607
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, undesignated, $0.01 par value—20,000,000 shares authorized as of both July 31, 2025 and January 31, 2025; no shares issued or outstanding as of both July 31, 2025 and January 31, 2025	—	—
Common stock, $0.01 par value—500,000,000 shares authorized as of both July 31, 2025 and January 31, 2025; 61,124,918 and 60,083,444 shares issued as of July 31, 2025 and January 31, 2025, respectively	611	601
Additional paid-in capital	1,147,540	1,111,274
Accumulated deficit	(804,756)	(801,496)
Accumulated other comprehensive income (loss)	112	(51)
Treasury stock, at cost, 1,355,169 shares as of both July 31, 2025 and January 31, 2025	(45,520)	(45,520)
Total Stockholders’ Equity	297,987	264,808
Total Liabilities and Stockholders’ Equity	$408,629	$388,415
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Revenue:
Subscription and related services	$53,702	$48,612	$108,057	$95,354
Payment processing fees	28,392	25,300	58,317	52,360
Network solutions	35,161	28,203	66,817	55,618
Total revenues	117,255	102,115	233,191	203,332
Expenses:
Cost of revenue (excluding depreciation and amortization)	17,398	16,143	34,035	31,866
Payment processing expense	20,243	16,668	41,671	34,965
Sales and marketing	25,396	30,184	51,439	62,195
Research and development	29,274	29,542	61,103	58,423
General and administrative	19,042	19,497	35,450	38,549
Depreciation	3,279	3,921	6,265	7,445
Amortization	4,130	3,382	8,022	6,531
Total expenses	118,762	119,337	237,985	239,974
Operating loss	(1,507)	(17,222)	(4,794)	(36,642)
Other income (expense), net	336	(86)	674	(117)
Interest income, net	608	46	378	285
Total other income (expense), net	944	(40)	1,052	168
Loss before income tax benefit (expense)	(563)	(17,262)	(3,742)	(36,474)
Income tax benefit (expense)	1,217	(750)	482	(1,260)
Net income (loss)	$654	$(18,012)	$(3,260)	$(37,734)
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.31)	$(0.06)	$(0.66)
Diluted	$0.01	$(0.31)	$(0.06)	$(0.66)
Weighted-average common shares outstanding:
Basic	59,591,545	57,502,959	59,261,722	57,089,232
Diluted	61,685,811	57,502,959	59,261,722	57,089,232
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Net income (loss)	$654	$(18,012)	$(3,260)	$(37,734)
Other comprehensive (loss) income:
Net change in unrealized (losses) gains on cash flow hedges	(199)	—	208	—
Change in foreign currency translation adjustments	(73)	(3)	(45)	(2)
Other comprehensive (loss) income	(272)	(3)	163	(2)
Comprehensive income (loss)	$382	$(18,015)	$(3,097)	$(37,736)
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance, February 1, 2024	57,709,762	$577	$1,039,361	$(742,969)	$—	$(45,520)	$251,449
Net loss	—	—	—	(19,722)	—	—	(19,722)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	14,491	—	—	—	14,491
Exercise of stock options and vesting of restricted stock units	718,340	7	339	—	—	—	346
Issuance of stock for share-settled bonus awards	283,354	3	6,174	—	—	—	6,177
Balance, April 30, 2024	58,711,456	$587	$1,060,365	$(762,691)	$1	$(45,520)	$252,742
Net loss	—	—	—	(18,012)	—	—	(18,012)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	14,739	—	—	—	14,739
Exercise of stock options and vesting of restricted stock units	254,569	3	217	—	—	—	220
Issuance of stock for share-settled bonus awards	1,925	—	41	—	—	—	41
Issuance of stock for employee stock purchase plan	89,220	1	1,607	—	—	—	1,608
Balance, July 31, 2024	59,057,170	$591	$1,076,969	$(780,703)	$(2)	$(45,520)	$251,335

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance, February 1, 2025	60,083,444	$601	$1,111,274	$(801,496)	$(51)	$(45,520)	$264,808
Net loss	—	—	—	(3,914)	—	—	(3,914)
Other comprehensive income	—	—	—	—	435	—	435
Stock-based compensation	—	—	14,221	—	—	—	14,221
Exercise of stock options and vesting of restricted stock units	463,799	4	124	—	—	—	128
Issuance of stock for share-settled bonus awards	267,687	3	6,505	—	—	—	6,508
Balance, April 30, 2025	60,814,930	$608	$1,132,124	$(805,410)	$384	$(45,520)	$282,186
Net income	—	—	—	654	—	—	654
Other comprehensive loss	—	—	—	—	(272)	—	(272)
Stock-based compensation	—	—	13,960	—	—	—	13,960
Exercise of stock options and vesting of restricted stock units	247,444	2	111	—	—	—	113
Issuance of stock for share-settled bonus awards	1,402	—	37	—	—	—	37
Issuance of stock for employee stock purchase plan	61,142	1	1,308	—	—	—	1,309
Balance, July 31, 2025	61,124,918	$611	$1,147,540	$(804,756)	$112	$(45,520)	$297,987
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Operating activities:
Net income (loss)	$654	$(18,012)	$(3,260)	$(37,734)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,409	7,303	14,287	13,976
Stock-based compensation expense	16,230	16,448	33,455	33,288
Amortization of deferred financing costs and debt discount	62	51	124	112
Cost of Phreesia hardware purchased by customers	157	334	593	677
Deferred contract acquisition costs amortization	242	192	352	384
Non-cash operating lease expense	218	188	433	361
Deferred taxes	(1,583)	56	(1,498)	119
Changes in operating assets and liabilities:
Accounts receivable	(1,820)	4,976	(3,310)	3,583
Prepaid expenses and other assets	(2,660)	2,867	(2,916)	3,281
Deferred contract acquisition costs	(351)	(213)	(351)	(213)
Accounts payable	2,068	1,186	329	(1,750)
Accrued expenses and other liabilities	(1,289)	(1,392)	(2,180)	(2,547)
Lease liabilities	(238)	(201)	(490)	(420)
Deferred revenue	(4,264)	(2,722)	(5,883)	(2,777)
Net cash provided by operating activities	14,835	11,061	29,685	10,340
Investing activities:
Capitalized internal-use software	(3,435)	(2,976)	(7,323)	(7,546)
Purchases of property and equipment	(1,767)	(4,427)	(5,271)	(5,303)
Net cash used in investing activities	(5,202)	(7,403)	(12,594)	(12,849)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	114	219	242	566
Proceeds from employee stock purchase plan	575	690	1,343	1,603
Finance lease payments	(2,510)	(1,995)	(3,886)	(3,275)
Principal payments on financing agreements	(328)	(295)	(648)	(584)
Debt issuance costs and loan facility fee payments	—	—	(38)	(152)
Financing payments of acquisition-related liabilities	—	—	—	(1,364)
Net cash used in financing activities	(2,149)	(1,381)	(2,987)	(3,206)
Effect of exchange rate changes on cash and cash equivalents	(89)	(6)	(58)	(7)
Net increase (decrease) in cash and cash equivalents	7,395	2,271	14,046	(5,722)
Cash and cash equivalents – beginning of period	90,871	79,527	84,220	87,520
Cash and cash equivalents – end of period	$98,266	$81,798	$98,266	$81,798

Supplemental information of non-cash investing and financing information:
Right of use assets acquired in exchange for operating lease liabilities	$—	$1,194	$—	$1,958
Property and equipment acquisitions through finance leases	$—	$333	$—	$6,862
Purchase of property and equipment and capitalized software included in current liabilities	$2,461	$1,517	$2,461	$1,517
Capitalized stock-based compensation	$320	$315	$652	$663
Issuance of stock to settle liabilities for stock-based compensation	$1,346	$1,649	$7,854	$7,826
Cash paid for:
Interest	$330	$381	$654	$864
Income taxes	$763	$417	$1,314	$2,010
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
(b) Liquidity
Since the Company commenced operations, it has not generated sufficient revenue to meet its operating expenses and may continue to incur net losses. To date, the Company has primarily relied upon the proceeds from issuances of common stock, debt and preferred stock to fund its operations as well as sales of Company products and services in the normal course of business.
Management believes that the Company’s cash and cash equivalents at July 31, 2025, along with cash generated in the normal course of business and available borrowing capacity under its revolving credit facility with Capital One, N.A. (“Capital One”) (the “Capital One Credit Facility”), are sufficient to fund its operations for at least the next 12 months.
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
(c) Unaudited interim financial statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of July 31, 2025 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended July 31, 2025 and 2024. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2025.
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
(a) Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience, known trends and events and various other market-specific factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments. Although management believes its estimates and assumptions are reasonable under the circumstances at the time they are made, they are based upon information available at the time they are made. Management evaluates the estimates and assumptions on an ongoing basis and, if necessary, makes adjustments. Actual results could differ from those estimates made under different assumptions or circumstances. These judgments, estimates and assumptions are used for, but not limited to revenue recognition, the allowance for doubtful accounts, contingent liabilities, the determination of the useful lives of long-lived assets, the capitalization, valuation and recoverability of goodwill and other long-lived assets, the fair value of securities underlying stock-based compensation and the fair value of identifiable assets and liabilities and deferred consideration in business acquisitions.
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
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three and six months ended July 31, 2025 and 2024. As of both July 31, 2025 and January 31, 2025, the Company had receivables from one entity that accounted for at least 10% of total accounts receivable.
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
(d) Earnings (loss) per share
The Company calculates basic net income (loss) per share attributable to common stockholders using the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share attributable to common stockholders is computed using the weighted-average number of outstanding shares of common stock and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include RSUs, PSUs, stock options, liability awards and ESPP shares. If dilutive, such potentially dilutive securities are reflected in net income (loss) per share attributable to common stockholders using the treasury stock method.
Antidilutive securities outstanding at the end of each period are stated on the basis of the number of anti-dilutive securities outstanding as of the end of each applicable reporting period. The calculation of anti-dilutive securities outstanding at the end of each period are not reduced for shares assumed repurchased using the treasury stock method.
See Note 13 for additional information regarding net income (loss) per share.
(e) Derivative financial instruments and hedging activities
The Company conducts business in Canada and India, subjecting the Company to foreign exchange risk. The Company uses derivative financial instruments to manage foreign currency exchange risk. Derivative instruments are measured at fair value and recorded as either an asset or liability on the consolidated balance sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
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
(f) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three and six months ended July 31, 2025, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
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
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326‑20 to introduce a practical expedient available to all entities that permits entities to assume that current economic conditions as of the balance‑sheet date do not change over the remaining life of current accounts receivable and current contract assets arising from transactions within the scope of ASC 606. The amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-05 will have on its financial statements and related disclosures.
There are no other recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of July 31, 2025 and January 31, 2025 were as follows:

	July 31, 2025	January 31, 2025
Payroll-related expenses and taxes	$8,842	$12,016
Stock-based compensation liability	5,516	6,135
Payment processing fees liability	6,746	6,578
Acquisition-related liabilities	844	844
Income and other tax liabilities	2,241	2,503
Information technology	5,805	4,562
Other	4,789	4,822
Total	$34,783	$37,460
(b) Property and equipment
Property and equipment as of July 31, 2025 and January 31, 2025 were as follows:

	July 31, 2025	January 31, 2025
PhreesiaPads and Arrivals Kiosks	$15,608	$15,763
Computer equipment	81,360	77,704
Computer software	15,991	14,114
Hardware development	575	575
Total property and equipment	$113,534	$108,156
Less: accumulated depreciation	(90,765)	(84,505)
Property and equipment — net	$22,769	$23,651

Depreciation expense related to property and equipment amounted to $3,279 and $3,921 for the three months ended July 31, 2025 and 2024, respectively, and $6,265 and $7,445 for the six months ended July 31, 2025 and 2024, respectively.
Property and equipment - net and related depreciation expense includes assets acquired under finance leases. Assets acquired under finance leases included in computer equipment was $49,009 as of July 31, 2025 and January 31, 2025. Accumulated amortization of assets under finance leases was $38,500 and $34,815 as of July 31, 2025 and January 31, 2025, respectively. See Note 10 - Leases for additional information regarding finance leases.
(c) Capitalized internal-use software
For the three months ended July 31, 2025 and 2024, capitalized costs related to the Company’s solutions was $3,609 and $4,030, respectively, of costs related to the Company’s solutions. For the six months ended July 31, 2025 and 2024, the Company capitalized $7,399 and $8,418, respectively, of costs related to the Company’s solutions.
During the three months ended July 31, 2025 and 2024, amortization expense related to capitalized internal-use software was $3,259 and $2,511, respectively, and during the six months ended July 31, 2025 and 2024, was $6,281 and $4,790, respectively.
(d) Intangible assets and goodwill
The following presents the details of intangible assets as of July 31, 2025 and January 31, 2025:

	Useful Life
	(years)	July 31, 2025	January 31, 2025
Acquired technology	5 to 7	$9,310	$9,310
Customer relationship	7 to 15	17,940	17,940
License	15	6,200	6,200
Trademarks	15	3,100	3,100
Total intangible assets, gross carrying value		$36,550	$36,550
Less: accumulated amortization		(10,147)	(8,407)
Net carrying value		$26,403	$28,143
The weighted average remaining useful life for acquired technology in years was 4.6 and 5.1 as of July 31, 2025 and January 31, 2025, respectively. The remaining useful life for customer relationships in years was 11.2 and 11.6 as of July 31, 2025 and January 31, 2025, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 11.4 and 11.8 as of July 31, 2025 and January 31, 2025, respectively. The remaining useful life for the trademarks in years was 13.0 and 13.5 as of July 31, 2025 and January 31, 2025, respectively.
Amortization expense associated with intangible assets for each of the three months ended July 31, 2025 and 2024, was $871 and for each of the six months ended July 31, 2025 and 2024, was $1,741.
The estimated amortization expense for intangible assets for the next five years and thereafter was as follows as of July 31, 2025:

July 31, 2025
2026 (Remaining six months)	$1,711
Fiscal year ending January 31,
2027	3,157
2028	3,157
2029	3,057
2030 - thereafter	15,321
Total	$26,403
There were no changes to the Company's goodwill balance during the six months ended July 31, 2025. The Company did not record any impairments of goodwill during the three and six months ended July 31, 2025 or 2024.
(e) Accounts receivable

Accounts receivable as of July 31, 2025 and January 31, 2025 were as follows:

	July 31, 2025	January 31, 2025
Billed	$72,448	$70,342
Unbilled	7,048	4,743
Total accounts receivable, gross	$79,496	$75,085
Less: accounts receivable allowances	(2,654)	(1,468)
Total accounts receivable	$76,842	$73,617
Activity in the Company's allowance for doubtful accounts was as follows for the six months ended July 31, 2025:

July 31, 2025
Balance, January 31, 2025	$1,468
Bad debt expense	1,204
Write-offs and adjustments	(18)
Balance, July 31, 2025	$2,654
The Company’s allowance for doubtful accounts represents the current estimate of expected future losses based on prior bad debt experience as well as considerations for specific customers as applicable. The Company's accounts receivable are considered past due when they are outstanding past the due date listed on the invoice to the customer. Activity in the allowance for doubtful accounts and write-offs of accounts receivable were not material for the three months ended July 31, 2025 and 2024.
(f) Prepaid and other current assets
Prepaid and other current assets as of July 31, 2025 and January 31, 2025 were as follows:

	July 31, 2025	January 31, 2025
Prepaid software and business systems	$8,040	$6,849
Prepaid data center expenses	4,084	3,558
Prepaid insurance	157	912
Other prepaid expenses and other current assets	5,946	4,552
Total prepaid and other current assets	$18,227	$15,871
(g) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532 as of January 31, 2025. Accumulated amortization of capitalized implementation costs for these arrangements were $1,432 as of January 31, 2025. These arrangements were fully amortized during the three months ended April 30, 2025.
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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $1,832 and $2,324 for the three months ended July 31, 2025 and 2024, respectively, and $4,251 and $4,712 for the six months ended July 31, 2025 and 2024, respectively.

Contract balances
The following table represents a roll-forward of contract assets:

Balance, January 31, 2025	$4,743
Amount transferred to receivables from beginning balance of contract assets	(4,613)
Contract asset additions, net of reclassification to receivables	6,918
Balance, July 31, 2025	$7,048
The following table represents a roll-forward of deferred revenue:

Balance, January 31, 2025	$32,877
Revenue recognized that was included in deferred revenue at the beginning of the period	(27,103)
Current period activity in deferred revenue	21,220
Balance, July 31, 2025	$26,994
Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $242 and $192 for the three months ended July 31, 2025 and 2024, respectively, and $352 and $384 for the six months ended July 31, 2025 and 2024, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. During fiscal 2025, the Company updated its estimate of the period of benefit from five years to three years for certain deferred contract acquisition costs. There were no impairment losses recorded during the periods presented.

The following table represents a roll-forward of deferred contract acquisition costs:

Balance, January 31, 2025	$984
Additions to deferred contract acquisition costs	350
Amortization of deferred contract acquisition costs	(352)
Balance, July 31, 2025	$982

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$431
Deferred contract acquisition costs, non-current	551
Total deferred contract acquisition costs	$982
6. Finance leases and other debt
As of July 31, 2025 and January 31, 2025, the Company had the following outstanding finance lease liabilities and other debt:

	July 31, 2025	January 31, 2025
Finance leases	$10,371	$14,256
Financing arrangements	1,278	1,913
Accrued interest and payments	23	24
Total finance lease liabilities and other debt	$11,672	$16,193
Less: current portion of finance lease liabilities and other debt	(7,096)	(8,043)
Long-term finance lease liabilities and other debt	$4,576	$8,150
(a) Finance leases
See Note 10 - Leases for more information regarding finance leases.
(b) Financing agreements

In June 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software and service licenses. As of July 31, 2025, there was $1,278 in outstanding principal and interest due under the financing agreement. The financing agreement requires the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement is 10.5% per annum.
(c) Capital One Credit Agreement
In December 2023, the Company entered into a Credit Agreement (the "Credit Agreement") for a new 5-year $50,000 senior secured asset-based revolving credit facility ("Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5,000 and a letter of credit sub-limit of at least $5,000. The Capital One Credit Facility was entered into with Capital One, acting as administrative agent and replaced the Company’s previous senior secured revolving credit facility with Silicon Valley Bank (“SVB”). The Capital One Credit Facility will give the Company additional financial flexibility, through the facility’s five year term. The facility is available to the Company for working capital and general corporate purposes. The Capital One Credit Facility bears interest at a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate as specified in the Credit Agreement. As of July 31, 2025, the interest rate on the Capital One Credit Facility was 7.4%. In addition to principal and interest due under the Capital One Credit Facility, the Company is required to pay an annual fee equal to 0.25% of the unused balance of the facility. Additionally, the Company incurred creditor and third party fees of $778 upon entering into the Capital One Credit Facility. The Company recorded the fees to deferred financing costs, included within other assets on its consolidated balance sheets, and will amortize the costs over the term of the Capital One Credit Facility.
The obligations under the Capital One Credit Facility are secured by a first priority security interest in substantially all of the tangible and intangible assets at certain of the Company's U.S. subsidiaries, and by pledges of the equity of certain of the Company's U.S. subsidiaries, in each case subject to customary exclusions.
The Capital One Credit Facility includes financial covenants including, but not limited to, requiring the Company to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio, a restriction on the amount of dividends and limiting the amount of cash and cash equivalents the Company holds outside Capital One, each as defined in the Credit Agreement. The Company was in compliance with all covenants related to the Credit Agreement as of July 31, 2025.
Maturities of finance leases and other debt, in each of the next five years and thereafter, are as follows:

	Total	Finance Leases	Other Debt
2026 (Remaining six months)	$3,656	$3,074	$582
Fiscal year ending January 31,
2027	6,002	5,283	719
2028	2,014	2,014	—
2029	—	—	—
2030	—	—	—
Thereafter	—	—	—
Total maturities of finance leases and other debt	$11,672	$10,371	$1,301
The following table presents the components of interest income, net:

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Interest expense (1)	$(391)	$(608)	(826)	(1,161)
Interest income	999	654	1,204	1,446
Interest income, net	$608	$46	378	285
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
(c) Stock repurchase program
In March 2025, the Company’s Board of Directors authorized a stock repurchase program. Under the program, the Company may repurchase up to 2.5 million shares of its common stock from time to time through open market purchases, privately negotiated transactions, block purchases or other methods that comply with applicable securities laws, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be modified, suspended or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to repurchases pursuant to the Company’s stock repurchase program. There were no repurchases during the six months ended July 31, 2025.
(d) Accumulated other comprehensive income (loss)
Activity in accumulated other comprehensive income (loss) was as follows for the six months ended July 31, 2025 and 2024:

	Unrealized gain on cash flow hedges	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
Balance, January 31, 2024	$—	$—	$—
Other comprehensive loss	—	(2)	(2)
Balance, July 31, 2024	$—	$(2)	$(2)

Balance, January 31, 2025	$—	$(51)	$(51)
Other comprehensive income (loss) before reclassifications	347	(45)	302
Amounts reclassified from accumulated other comprehensive income (loss)	(139)	—	(139)
Net current period other comprehensive income (loss)	$208	$(45)	$163
Balance, July 31, 2025	$208	$(96)	$112
There was no balance or activity in accumulated other comprehensive income (loss) prior to January 31, 2024. As the Company records a valuation allowance against its U.S. deferred tax assets and substantially all of the Company’s accumulated other comprehensive income originated in the U.S., other comprehensive income did not include income tax expense, and the amounts reclassified from accumulated other comprehensive income (loss) for unrealized gain (loss) on cash flow hedges did not include income tax expense.

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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the six months ended July 31, 2025 were made pursuant to the 2019 plan, respectively.
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
As of July 31, 2025, there were 7,577,003 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase that occurs on February 1 of each fiscal year, as well as an additional 238,517 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of July 31, 2025, there were 9,500 outstanding restricted stock units and 483,104 shares available for future grant under the Inducement Plan.
(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
RSUs	$9,466	$10,960	$19,057	$22,283
PSUs	4,271	3,483	8,626	6,287
Liability awards	2,590	2,024	5,926	4,721
ESPP	223	294	498	658
Stock options	—	2	—	2
Total stock-based compensation	$16,550	$16,763	$34,107	$33,951
The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Stock-based compensation expense recorded to additional paid-in capital	$13,960	$14,739	$28,181	$29,230
Stock-based compensation expense recorded to accrued expenses	2,590	2,024	5,926	4,721
Total stock-based compensation	$16,550	$16,763	$34,107	$33,951
Less: stock-based compensation expense capitalized as internal-use software	(320)	(315)	(652)	(663)
Stock-based compensation expense per consolidated statements of operations	$16,230	$16,448	$33,455	$33,288
The Company has not recognized, and does not expect to recognize in the foreseeable future, any tax benefit related to US employee stock-based compensation expense. During the three and six months ended July 31,  2025, the Company recognized a deferred tax asset related to employee stock-based compensation (RSUs) for Canada branch employees. During the six months ended July 31, 2025 and 2024, the Company reduced stock compensation expense by $233 and $1,203, respectively, for improbable-to-probable modifications of stock compensation awards.
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

Restricted stock units
Unvested, January 31, 2025	3,597,948
Granted in six months ended July 31, 2025	672,814
Vested	(939,633)
Forfeited	(193,008)
Unvested, July 31, 2025(1)	3,138,121
(1) Includes 9,500 awards granted pursuant to the 2023 Inducement Award Plan.
As of July 31, 2025, there was $66,282 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.50 years.
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

Stock option activity for the six months ended July 31, 2025 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding, January 31, 2025	899,381	$7.39
Granted in six months ended July 31, 2025	—	$—
Exercised	(42,210)	$5.70
Forfeited and expired	—	$—
Outstanding and expected to vest, July 31, 2025	857,171	$7.47	3.24	$16,705
Exercisable, July 31, 2025	857,171	$7.47	3.24	$16,705
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended July 31, 2025 and 2024 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $881 and $2,165, respectively.
As of July 31, 2025 and January 31, 2025, all compensation costs related to stock options issued to employees have been recorded, and there is no unrecognized compensation cost remaining.
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
Market-based PSU activity for the six months ended July 31, 2025 was as follows:

Performance stock units
Outstanding, January 31, 2025	1,204,971
Granted in six months ended July 31, 2025	—
Vested	—
Forfeited and expired	—
Outstanding, July 31, 2025	1,204,971
As of July 31, 2025, unrecognized compensation cost for the PSUs was $25,902, to be recognized over a weighted average remaining vesting period of 2.0 years, subject to the participants' continued employment with the Company.
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

As of July 31, 2025, unrecognized compensation cost related to the ESPP was $339, to be recognized over the next five months.
(g) Liability awards
At the beginning of each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the cash bonuses. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. The Company’s share-settled bonus awards are settled semiannually. During the six months ended July 31, 2025, the Company settled $6,545 of share-settled bonus awards by issuing 269,089 immediately vested RSUs. See (c) Restricted stock units above for additional discussion regarding RSUs.
9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of July 31, 2025 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2025
Money market mutual funds	$82,076	$—	$—	$82,076
Foreign currency forward contracts	—	288	—	288
Total assets	$82,076	$288	$—	$82,364
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
The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of July 31, 2025, the carrying value of the Company's debt approximated fair value because the interest rates approximated market rates and the related maturities are relatively short-term.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the six months ended July 31, 2025 and 2024.
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
As of July 31, 2025, for operating leases, the weighted-average remaining lease term was 1.3 years and the weighted-average discount rate is 6.5%. As of July 31, 2025, for finance leases, the weighted-average remaining lease term was 1.7 years, and the weighted-average discount rate is 7.8%.
The components of lease expense for the six months ended July 31, 2025 were as follows:

July 31, 2025
Operating leases:
Operating lease cost	$488
Variable lease cost	—
Total operating lease cost	$488
Finance leases:
Amortization of right-of-use assets	$3,685
Interest on lease liabilities	509
Total finance lease cost	$4,194
Amortization of right-of-use assets for finance leases is included within depreciation expense on the Company's consolidated statements of operations.
The following represents a schedule of maturing lease commitments for operating and finance leases as of July 31, 2025:

	July 31, 2025
	Operating	Finance
Maturity of lease liabilities
2026 (remaining six months)	$509	$3,310
Fiscal year ending January 31,
2027	583	5,688
2028	85	2,169
2029	—	—
2030	—	—
Thereafter	—	—
Total future minimum lease payments	$1,177	$11,167
Less: interest	(57)	(796)
Present value of lease liabilities	$1,120	$10,371
Other supplemental cash flow information for the six months ended July 31, 2025 was as follows:

July 31, 2025
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$544
Operating cash used for finance leases	$509
Financing cash used for finance leases	$3,886
For the three and six months ended July 31, 2025 there were no right-of-use assets obtained in exchange for lease liabilities.
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
During the three and six months ended July 31, 2025, the Company recognized $1,832 and $4,251, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of July 31, 2025, except for those with terms of one year or less.
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
Between December 24, 2024 and the date of this report, 14 related putative class action complaints were filed against ConnectOnCall.com, LLC and Phreesia, Inc., in the United States District Court for the Eastern District of New York (the “ConnectOnCall Case”). The cases have been consolidated as In re ConnectOnCall.com Data Breach Litigation. Plaintiffs purport to represent a nationwide class and state-specific subclasses of individuals who allegedly had personally identifiable information and personal health information stolen because of the ConnectOnCall incident. Plaintiffs assert a variety of common law claims seeking monetary damages, disgorgement, restitution, attorneys’ fees, interest, declaratory relief, and injunctive relief related to the incident.
The Company expects to incur legal and professional services expenses associated with this litigation in future periods. The Company will recognize these expenses as services are received, net of probable insurance recoveries. While a loss from these matters is reasonably possible, the Company cannot reasonably estimate a range of possible losses at this time, as the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of the cases being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. The Company has not recorded a loss contingency liability for the above litigation as of July 31, 2025.
(c) Other contractual commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support the Company’s technology infrastructure as well commitments related to its acquisitions.
During the three and six months ended July 31, 2025, the Company entered into a new non-cancelable purchase commitment to support its technology infrastructure. Total undiscounted payments through July 31, 2027 are $12,242.
During the six months ended July 31, 2025, there were no significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025, other than the new non-cancelable purchase commitment noted above.
12. Income taxes
For the three and six months ended July 31, 2025, the Company recorded a tax benefit of $1,217 and $482, respectively, compared to a tax expense of $750 and $1,260, respectively, for the corresponding periods in the prior year. For the six months ended July 31, 2025 and 2024, the Company’s effective tax rate was 12.9% and negative 3.5%, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets, and due to foreign income tax expense related to its Canadian branch and its subsidiary in India.
The $1,217 year-to-date tax benefit includes a discrete tax benefit of $2,220 recorded in the three months ended July 31, 2025 primarily related to recognizing stock-based compensation deferred tax assets, return to provision adjustments and excess windfall related to its Canadian branch. The Canadian deferred tax assets were assessed in more detail in connection with the Company’s expectation of continued growth in the Canadian jurisdiction.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for its U.S. deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both July 31, 2025 and January 31, 2025.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The Company has reflected the estimated impact of the OBBBA in the year-to-date and quarterly tax provision as of July 31, 2025. Further analysis will be performed through year-end; however, it is not expected to have a material impact on the Company’s effective tax rate due to the valuation allowance position recorded against the Company’s deferred tax assets that are not more likely than not to be realized.

13. Net income (loss) per share attributable to common stockholders
(a) Net income (loss) per share attributable to common stockholders
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Basic net income (loss) per share
Numerator:
Net income (loss)	$654	$(18,012)	$(3,260)	$(37,734)
Denominator:
Weighted-average shares of common stock outstanding, basic	59,591,545	57,502,959	59,261,722	57,089,232
Basic net income (loss) per share attributable to common stockholders:	$0.01	$(0.31)	$(0.06)	$(0.66)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$654	$(18,012)	$(3,260)	$(37,734)
Denominator:
Number of shares used for basic net income (loss) per computation	59,591,545	57,502,959	59,261,722	57,089,232
RSUs	763,941	—	—	—
Stock options	625,292	—	—	—
PSUs	575,071	—	—	—
Liability awards	92,500	—	—	—
ESPP	37,462	—	—	—
Weighted-average shares of common stock outstanding, diluted	61,685,811	57,502,959	59,261,722	57,089,232
Diluted net income (loss) per share attributable to common stockholders:	$0.01	$(0.31)	$(0.06)	$(0.66)
(b) Potential dilutive securities
The Company excludes potential dilutive securities, which include stock options, RSUs, PSUs, liability awards and grants under the Company's ESPP from the computation of diluted net income (loss) per share when the effect of including the securities would be anti-dilutive. The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Stock options to purchase common stock, restricted stock and performance stock awards	876,566	6,795,068	5,930,619	6,795,068
Employee stock purchase plan	54,373	82,784	52,147	82,784
Total	930,939	6,877,852	5,982,766	6,877,852
14. Related party transactions
For the three months ended July 31, 2025 and 2024, the Company recognized revenue totaling $273 and $343, respectively, for advertisements placed by a pharmaceutical company. For the six months ended July 31, 2025 and

2024, the Company recognized revenue totaling $461 and $671, respectively, for advertisements placed by the same pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of July 31, 2025 and January 31, 2025, accounts receivable from the pharmaceutical company totaled $116.
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
The Technology solutions segment provides comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. The Technology solutions segment’s solutions include SaaS-based integrated tools that manage patient access, registration and payments. Additionally, the Technology solutions segment has tools to communicate with patients about their health, which have demonstrated increased rates of preventive care and vaccinations. Additionally, Technology solutions segment’s solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers to better understand their patients and connect them to needed services, resulting in improved health outcomes. The Technology solutions segment also provides life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations with a channel for direct communication with patients. The Technology solutions segment also provides additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specialty and condition expertise. The Technology solutions segment offers its healthcare services clients the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription.
The chief operating decision maker uses net income (loss) in assessing the performance of and allocate resources to the Technology solutions segment. The chief operating decision maker uses actual versus budgeted net income (loss) in evaluating the performance of the Technology solutions segment.
The accounting policies of the Technology solutions segment are the same as described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 and in Note 3 - Summary of significant accounting policies herein. As the Company operates in a single operating segment managed on a consolidated basis, the revenues of the Technology solutions segment are equal to the Company’s total revenues presented on the accompanying consolidated statements of operations. Additionally, revenues for each significant group of products and services is presented on the accompanying consolidated statements of operations. As the Company has only one operating segment, the Company does not have inter-segment sales or transfers. Additionally, the measure of segment profit for the Technology solutions segment is equal to the Company’s net income (loss) presented on the accompanying consolidated statements of operations.
The following table presents the Company’s segment revenue, segment profit (loss), significant segment expenses, and other segment items, as well as a reconciliation from segment profit (loss) to consolidated net income (loss).

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Revenue	$117,255	$102,115	$233,191	$203,332

Labor costs (1)	47,198	57,455	97,190	115,480
Payment processing expense	20,243	16,668	41,671	34,965
Third-party non-labor operating expenses	27,682	21,463	51,382	42,265
Stock-based compensation	16,230	16,448	33,455	33,288
Other segment items	5,248	8,093	12,753	15,068
Segment net income (loss)	$654	$(18,012)	$(3,260)	$(37,734)

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—	$—	$—
Consolidated net income (loss)	$654	$(18,012)	$(3,260)	$(37,734)
(1) Excludes stock-based compensation expense which is presented separately
Other segment items include depreciation and amortization, interest income, net, income tax benefit (expense) and other income (expense), net.
The total segment assets for the Technology solutions segment are equal to the total assets presented on the accompanying consolidated balance sheets. The following table presents other quantitative segment disclosures for the three and six months ended July 31, 2025 and 2024, respectively.

	Three months ended July 31,		Six months ended July 31,
	2025	2024	2025	2024
Depreciation and amortization	$7,409	$7,303	$14,287	$13,976
Interest income, net	$608	$46	$378	$285
Income tax benefit (expense)	$1,217	$(750)	$482	$(1,260)
Expenditures for long-lived assets	$6,321	$6,797	$13,376	$13,733
16. Derivative instruments and hedging activities
Cash Flow Hedges
During the six months ended July 31, 2025, the Company entered into a foreign currency forward contract to buy Canadian Dollars in exchange for US Dollars in order to hedge the functional currency equivalent cash flows related to the Company’s Canadian Dollar denominated payroll payments. The Company designated 75% of the forward contract as a cash flow hedging instrument. The remaining 25% of the forward contract was not designated as a cash flow hedge and is being used by the Company as an economic hedge of forecasted Canadian Dollar denominated payroll payments not hedged by the designated portion of the forward contract. The Company does not hold any derivatives for trading or speculative purposes.
As of July 31, 2025, the notional value of the foreign currency forward contract that the Company held to buy Canadian Dollars in exchange for US Dollars was a total of 11,500 Canadian Dollars, including a notional value of 8,625 Canadian Dollars designated as foreign currency cash flow hedges and a notional value of 2,875 not designated as hedges.
The fair values of outstanding derivative foreign currency forward contract was as follows:

	Consolidated balance sheet location	July 31, 2025	January 31, 2025
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$216	$—
Non-designated hedges	Prepaid expenses and other current assets	72	—
The effect of derivative instruments on the Company’s consolidated statements of operations were as follows:

	Consolidated statements of operations location	Three months ended July 31,		Six months ended July 31,
		2025	2024	2025	2024
Foreign currency cash flow hedges	Expenses	$(159)	$—	$(139)	$—
Foreign currency cash flow hedges	Income tax benefit (expense)	—	—	—	—
Non-designated hedges	Other income (expense), net	(14)	—	236	—

Pre-tax gains (losses) associated with cash flow hedges were as follows:

	Consolidated statements of operations and Statements of comprehensive income (loss) locations	Three months ended July 31,		Six months ended July 31,
		2025	2024	2025	2024
Gains recognized in accumulated other comprehensive income (included in assessment of effectiveness)	Unrealized gain on cash flow hedge	$(40)	$—	$347	$—
Gains reclassified from accumulated other comprehensive income into income (effective portion)	Expenses	(159)	—	(139)	—
Tax effect reclassified from accumulated other comprehensive income into income (effective portion)	Income tax benefit (expense)	—	—	—	—
As of July 31, 2025, the foreign currency forward contract had a maturity of less than 6 months. As of July 31, 2025, the Company estimates that the entire $208 of the net gain recorded in accumulated other comprehensive income (loss) related to its foreign currency cash flow hedge will be reclassified into income within the next 12 months.
See Note 3 - Summary of significant accounting policies ad Note 9 - Fair value measurements for additional disclosures for derivatives and hedging.
17. Subsequent events
On August 29, 2025, the Company entered into a definitive agreement (the “Merger Agreement”) to acquire AccessOne Parent Holdings, Inc. (together with its subsidiaries, “AccessOne”), for total cash consideration of $160 million, subject to customary closing and post-closing adjustments (the "AccessOne Acquisition"). The transaction is expected to close during the third quarter or early fourth quarter of the Company’s 2026 fiscal year, subject to customary closing conditions and regulatory approvals. In connection with, and concurrently with entry into, the Merger Agreement, the Company entered into a debt commitment letter which provides for a new senior secured bridge loan facility (the “Bridge Loan”), subject to the satisfaction of certain conditions. The Company intends to finance the acquisition through a combination of cash from its balance sheet and proceeds from the Bridge Loan. The Company expects to account for the transaction as a business combination.
AccessOne is a market leader in providing financing solutions for healthcare receivables, working with some of the largest health systems in the U.S. AccessOne takes minimal credit risk and offers healthcare providers a scalable, compliant and operationally efficient tool that improves collections without undermining patient trust. The Company believes the addition of AccessOne’s platform is a natural progression that will integrate well with its existing products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements”: in this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the follow discussion and analysis.
Financial Highlights
•Total revenue increased 15% to $117.3 million in the three months ended July 31, 2025, as compared to $102.1 million in the three months ended July 31, 2024.
•Total revenue increased 15% to $233.2 million in the six months ended July 31, 2025, as compared to $203.3 million in the six months ended July 31, 2024.
•Net income was $0.7 million in the three months ended July 31, 2025, as compared to net loss of $18.0 million in the three months ended July 31, 2024.
•Net loss was $3.3 million in the six months ended July 31, 2025, as compared to $37.7 million in the six months ended July 31, 2024.
•Adjusted EBITDA was $22.1 million in the three months ended July 31, 2025, as compared to $6.5 million in the three months ended July 31, 2024.
•Adjusted EBITDA was $42.9 million in the six months ended July 31, 2025, as compared to $10.6 million in the six months ended July 31, 2024.
•Net cash provided by operating activities was $14.8 million for the three months ended July 31, 2025, as compared to $11.1 million for the three months ended July 31, 2024.
•Net cash provided by operating activities was $29.7 million for the six months ended July 31, 2025, as compared to $10.3 million for the six months ended July 31, 2024.
•Free cash flow was $9.6 million for the three months ended July 31, 2025, as compared to $3.7 million for the three months ended July 31, 2024.
•Free cash flow was $17.1 million for the six months ended July 31, 2025, as compared to negative $2.5 million for the six months ended July 31, 2024.
•Cash and cash equivalents as of July 31, 2025 was $98.3 million, an increase of $14.1 million as compared to January 31, 2025.
For a reconciliation of Adjusted EBITDA to net income (loss) and a reconciliation of free cash flow to net cash provided by operating activities, and for more information as to how we calculate such measures, see the section below titled “Non-GAAP financial measures.”
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
We also sell products and services to life sciences companies and other organizations, healthcare advertising agencies, government entities and advocacy groups through our direct sales and marketing teams. Unlike healthcare services programs, most of the life science campaigns need to be measured and resold each year. Like healthcare services, the marketing team supports net new business and client retention for network solutions by educating ideal customer profiles about the value of Phreesia and the positive impact on health outcomes Phreesia campaigns have on patients.
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
Recent developments and current economic conditions
AccessOne Acquisition
On August 29, 2025, we entered into a definitive agreement (the “Merger Agreement”) to acquire AccessOne Parent Holdings, Inc. (together with its subsidiaries, “AccessOne”), for total cash consideration of $160 million, subject to customary closing and post-closing adjustments (the "AccessOne Acquisition"). The transaction is expected to close during the third quarter or early fourth quarter of our 2026 fiscal year, subject to customary closing conditions and regulatory approvals. In connection with, and concurrently with entry into, the Merger Agreement, we entered into a debt commitment letter which provides for a new senior secured bridge loan facility (the “Bridge Loan”), subject to the satisfaction of certain conditions. We intend to finance the acquisition through a combination of cash from our balance sheet and proceeds from the Bridge Loan.
AccessOne is a market leader in providing financing solutions for healthcare receivables, working with some of the largest health systems in the U.S. AccessOne takes minimal credit risk and offers healthcare providers a scalable, compliant and operationally efficient tool that improves collections without undermining patient trust. We believe the addition of AccessOne’s platform is a natural progression that will integrate well with our existing products.
See Note 17 - Subsequent events in Part I - Item 8 of this Quarterly Report on Form 10-Q for additional information regarding the AccessOne Acquisition.
Macroeconomic environment and geopolitical conditions
Our business is directly and indirectly affected by macroeconomic conditions, geopolitical conditions and the state of global financial markets. Geopolitical uncertainty resulting, in part, from the military conflict between Russia and Ukraine and the conflict in the Middle East, as well as other macro-economic conditions, such as the impact of pandemics, changes in interest rates, inflation in the cost of goods, services and labor, tariff and trade issues, or a recession or an economic slowdown in the U.S. or internationally, have contributed to significant volatility and declines in global financial markets. The uncertainty over the extent and duration of the ongoing conflicts and these macroeconomic conditions continues to cause disruptions to businesses and markets worldwide. Additionally, the change in U.S. presidential administration has resulted in, and may continue to cause, additional geopolitical and macroeconomic uncertainty. While none of these factors individually has had a material impact on our business to date, it is difficult to predict the potential impact these factors may have on our future business results or in the financial condition or purchasing patterns of our customers, partners and suppliers, and each could adversely impact our business operations, financial performance and results of operations. We continue to closely monitor these macroeconomic and geopolitical developments and their potential impact on our business and financial condition.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three months ended July 31,		Six months ended July 31,
(Unaudited)	2025	2024	2025	2024
Key Metrics:
Average number of healthcare services clients ("AHSCs")	4,467	4,169	4,439	4,117
Total revenue per AHSC	$26,249	$24,494	$52,532	$49,388
•AHSCs. We define AHSCs as the average number of clients that generate subscription and related services or payment processing fees revenue each month during the applicable period. In cases where we act as a subcontractor providing white-label services to our partner's clients, we treat the contractual relationship as a single healthcare services client. We believe growth in AHSCs is a key indicator of the performance of our business and depends, in part, on our ability to successfully develop and market our solutions to healthcare services organizations that are not yet clients. We believe growth in AHSCs provides useful information to investors as an important indicator of expected revenue growth. In addition, growth in AHSCs informs our management of the areas of our business that will require further investment to support expected future AHSC growth. For example, as AHSCs increase, we may need to add to our customer support team and invest to maintain effectiveness and performance of our solutions for our healthcare services clients and their patients.
•Total revenue per AHSC. We define total revenue per AHSC as total revenue in a given period divided by the number of AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment processing fees revenue. Additionally, our relationships with healthcare services clients who subscribe to our solutions give us the opportunity to engage with life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations who deliver direct communication to patients through our solutions. As a result, we believe that our ability to increase total revenue per AHSC provides useful information to investors as an indicator of the long-term value of our solutions. Total revenue per AHSC was $26,249 for the three months ended

July 31, 2025 compared to $24,494 for the same period in the prior year, an increase of 7%. The increase was primarily driven by revenue growth that outpaced AHSC growth.
Additional Information

	Three months ended July 31,		Six months ended July 31,
(Unaudited)	2025	2024	2025	2024
Patient payment volume (in millions)	$1,250	$1,093	$2,564	$2,259
Payment facilitator volume percentage	82%	81%	82%	81%
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
•Payment facilitator volume percentage. We define payment facilitator volume percentage as the volume of credit and debit card patient payments that we process as a payment facilitator as a percentage of total patient payment volume. Payment facilitator volume is a major driver of our payment processing fees revenue.
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
Payment processing expense
Payment processing expense consists primarily of interchange fees set by payment card networks that are ultimately paid to the card-issuing financial institution, assessment fees paid to payment card networks, and fees paid to third-party payment processors and gateways. Payment processing expense may increase as a percentage of payment processing fees revenue if card networks raise pricing for interchange and assessment fees or if we reduce pricing to our clients.
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
Income tax benefit (expense)
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that substantially all of our U.S. deferred tax assets as of July 31, 2025 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance. Benefit (expense) from income taxes also includes U.S. state and local income taxes and foreign income taxes. We record unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjust these balances when our judgment changes as a result of the evaluation of new information previously not available.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). We reflected the estimated impact of the OBBBA in the year-to-date and quarterly tax provision as of July 31, 2025. Further analysis will be performed through year-end; however, it is not expected to have a material impact on our effective tax rate due to the valuation allowance position recorded against the Company’s deferred tax assets that are not more likely than not to be realized.
Comparison of results of operations for the three and six months ended July 31, 2025 and 2024
(unaudited)
Revenue

	Three months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Subscription and related services	$53,702	$48,612	$5,090	10%
Payment processing fees	28,392	25,300	3,092	12%
Network solutions	35,161	28,203	6,958	25%
Total revenue	$117,255	$102,115	$15,140	15%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $5.1 million to $53.7 million for the three months ended July 31, 2025, as compared to $48.6 million for the three months ended July 31, 2024, primarily due to new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through our solutions increased $3.1 million to $28.4 million for the three months ended July 31, 2025, as compared to $25.3 million for the three months ended July 31, 2024, due to the addition of new healthcare services clients, which drove increases in patient visits and patient payments processed through our platform.
•Network solutions. Our revenue from life sciences companies and other organizations increased $7.0 million to $35.2 million for the three months ended July 31, 2025, as compared to $28.2 million for the three months ended July 31, 2024, due to an increase in engagement, education programs and deeper patient outreach among the existing programs.

	Six months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Subscription and related services	$108,057	$95,354	$12,703	13%
Payment processing fees	58,317	52,360	5,957	11%
Network solutions	66,817	55,618	11,199	20%
Total revenue	$233,191	$203,332	$29,859	15%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $12.7 million to $108.1 million for the six months ended July 31, 2025, as compared to $95.4 million for the six months ended July 31, 2024, primarily due to new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through our solutions increased $6.0 million to $58.3 million for the six months ended July 31, 2025, as compared to $52.4 million for the six months ended July 31, 2024, due to the addition of new healthcare services clients, which drove increases in patient visits and patient payments processed through our platform.
•Network solutions. Our revenue from life sciences companies and other organizations increased $11.2 million to $66.8 million for the six months ended July 31, 2025, as compared to $55.6 million for the six months ended July 31, 2024, due to an increase in engagement, education programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$17,398	$16,143	$1,255	8%
Cost of revenue (excluding depreciation and amortization) increased $1.3 million to $17.4 million for the three months ended July 31, 2025, as compared to $16.1 million for the three months ended July 31, 2024. The increase resulted primarily from a $2.8 million increase in other third-party costs, partially offset by a $1.6 million decrease in labor costs.
Stock compensation incurred related to cost of revenue was $0.9 million and $1.2 million for the three months ended July 31, 2025 and 2024, respectively.

	Six months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$34,035	$31,866	$2,169	7%
Cost of revenue (excluding depreciation and amortization) increased $2.2 million to $34.0 million for the six months ended July 31, 2025, as compared to $31.9 million for the six months ended July 31, 2024. The increase resulted primarily from a $5.0 million increase in other third-party costs, partially offset by a $2.8 million decrease in labor costs.
Stock compensation incurred related to cost of revenue was $2.0 million and $2.5 million for the six months ended July 31, 2025 and 2024, respectively.
Payment processing expense

	Three months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Payment processing expense	$20,243	$16,668	$3,575	21%
Payment processing expense increased $3.6 million to $20.2 million for the three months ended July 31, 2025, as compared to $16.7 million for the three months ended July 31, 2024. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year.

	Six months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Payment processing expense	$41,671	$34,965	$6,706	19%
Payment processing expense increased $6.7 million to $41.7 million for the six months ended July 31, 2025, as compared to $35.0 million for the six months ended July 31, 2024. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year.
Sales and marketing

	Three months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$25,396	$30,184	$(4,788)	(16)%
Sales and marketing expense decreased $4.8 million to $25.4 million for the three months ended July 31, 2025, as compared to $30.2 million for the three months ended July 31, 2024. The decrease resulted primarily from a $6.2 million decrease in labor costs, partially offset by a $1.4 million increase in other third-party sales and marketing costs.

Stock compensation incurred related to sales and marketing expense was $4.7 million and $5.3 million for the three months ended July 31, 2025 and 2024, respectively.

	Six months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$51,439	$62,195	$(10,756)	(17)%
Sales and marketing expense decreased $10.8 million to $51.4 million for the six months ended July 31, 2025, as compared to $62.2 million for the six months ended July 31, 2024. The decrease resulted primarily from a $12.2 million decrease in labor costs, partially offset by a $1.5 million increase in other third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $9.9 million and $11.1 million for the six months ended July 31, 2025 and 2024, respectively.
Research and development

	Three months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Research and development	$29,274	$29,542	$(268)	(1)%
Research and development expense decreased $0.3 million to $29.3 million for the three months ended July 31, 2025, as compared to $29.5 million for the three months ended July 31, 2024. The decrease resulted primarily from a $0.6 million decrease in other third-party costs, partially offset by a $0.4 million increase in software costs.
Stock compensation incurred related to research and development expense was $4.2 million and $3.6 million for the three months ended July 31, 2025 and 2024, respectively.

	Six months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Research and development	$61,103	$58,423	$2,680	5%
Research and development expense increased $2.7 million to $61.1 million for the six months ended July 31, 2025, as compared to $58.4 million for the six months ended July 31, 2024. The increase resulted primarily from a $1.5 million increase in software costs, a $0.9 million increase in labor costs and a $0.3 million increase in other third-party costs.
Stock compensation incurred related to research and development expense was $8.6 million and $7.3 million for the six months ended July 31, 2025 and 2024, respectively.
General and administrative

	Three months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
General and administrative	$19,042	$19,497	$(455)	(2)%
General and administrative expense decreased $0.5 million to $19.0 million for the three months ended July 31, 2025, as compared to $19.5 million for the three months ended July 31, 2024. The decrease primarily resulted from a $1.8 million decrease in labor costs, partially offset by a $1.3 million increase in other third-party costs.
Stock compensation incurred related to general and administrative expense was $6.4 million and $6.3 million for the three months ended July 31, 2025 and 2024, respectively.

	Six months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
General and administrative	$35,450	$38,549	$(3,099)	(8)%
General and administrative expense decreased $3.1 million to $35.5 million for the six months ended July 31, 2025, as compared to $38.5 million for the six months ended July 31, 2024. The decrease primarily resulted from a $2.6 million decrease in labor costs and a $0.5 million decrease in other third-party costs.
Stock compensation incurred related to general and administrative expense was $12.9 million and $12.5 million for the six months ended July 31, 2025 and 2024, respectively.
Depreciation

	Three months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Depreciation	$3,279	$3,921	$(642)	(16)%
Depreciation expense decreased $0.6 million to $3.3 million for the three months ended July 31, 2025, as compared to $3.9 million for the three months ended July 31, 2024. The decrease was primarily attributable to lower computer equipment depreciation.

	Six months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Depreciation	$6,265	$7,445	$(1,180)	(16)%
Depreciation expense decreased $1.2 million to $6.3 million for the six months ended July 31, 2025, as compared to $7.4 million for the six months ended July 31, 2024. The decrease was primarily attributable to lower computer equipment depreciation.
Amortization

	Three months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Amortization	$4,130	$3,382	$748	22%
Amortization expense increased $0.7 million to $4.1 million for the three months ended July 31, 2025 as compared to $3.4 million for the three months ended July 31, 2024. The increase was primarily driven by higher amortization of capitalized internal-use software development costs.

	Six months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Amortization	$8,022	$6,531	$1,491	23%
Amortization expense increased $1.5 million to $8.0 million for the six months ended July 31, 2025 as compared to $6.5 million for the six months ended July 31, 2024. The increase was primarily driven by higher amortization of capitalized internal-use software development costs.
Other income (expense), net

	Three months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Other income (expense), net	$336	$(86)	$422	(491)%

Other income (expense), net was income of $0.3 million for the three months ended July 31, 2025 as compared to expense of $0.1 million for the three months ended July 31, 2024. Other income (expense), net is comprised primarily of foreign exchange gains and losses due to changes in rates and other miscellaneous income (expense).

	Six months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Other income (expense), net	$674	$(117)	$791	(676)%
Other income (expense), net was income of $0.7 million for the six months ended July 31, 2025 as compared to expense of $0.1 million for the six months ended July 31, 2024. Other income (expense), net is comprised primarily of foreign exchange gains and losses due to changes in rates and other miscellaneous income (expense).
Interest income, net

	Three months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Interest income, net	$608	$46	$562	1222%
Interest income, net was income of $0.6 million for the three months ended July 31, 2025, as compared to income of less than $0.1 million for the three months ended July 31, 2024. The increase is primarily attributable to the timing of interest received during the three months ended July 31, 2025.

	Six months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Interest income, net	$378	$285	$93	33%
Interest income, net was income of $0.4 million for the six months ended July 31, 2025, as compared to income of $0.3 million for the six months ended July 31, 2024. The increase is primarily attributable to the timing of interest received during the six months ended July 31, 2025.
Income tax benefit (expense)

	Three months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Income tax benefit (expense)	$1,217	$(750)	$1,967	(262)%
Income tax benefit (expense) was a tax benefit of $1.2 million for the three months ended July 31, 2025, as compared to a tax expense of $0.8 million for the three months ended July 31, 2024. The increase in benefit from income taxes relates primarily to a deferred tax benefit recognized as a discrete item during the three months ended July 31, 2025.

	Six months ended July 31,
($ in thousands)	2025	2024	$ Change	% Change
Income tax benefit (expense)	$482	$(1,260)	$1,742	(138)%
Income tax benefit (expense) was a tax benefit of $0.5 million for the six months ended July 31, 2025, as compared to a tax expense of $1.3 million for the six months ended July 31, 2024. The increase in benefit from income taxes relates primarily to a deferred tax benefit recognized as a discrete item during the six months ended July 31, 2025.
Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We calculate Adjusted EBITDA as net income or loss before interest income, net, income tax (benefit) expense, depreciation and amortization, and before stock-based compensation expense and other (income) expense, net.

We have provided below a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure. We have presented Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net income (loss), and our GAAP financial results. The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2025	2024	2025	2024
Net income (loss)	$654	$(18,012)	$(3,260)	$(37,734)
Interest income, net	(608)	(46)	(378)	(285)
Income tax (benefit) expense	(1,217)	750	(482)	1,260
Depreciation and amortization	7,409	7,303	14,287	13,976
Stock-based compensation expense	16,230	16,448	33,455	33,288
Other (income) expense, net	(336)	86	(674)	117
Adjusted EBITDA	$22,132	$6,529	$42,948	$10,622
We calculate free cash flow as net cash provided by operating activities less capitalized internal-use software development costs and purchases of property and equipment.
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
The following table presents a reconciliation of free cash flow from net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2025	2024	2025	2024
Net cash provided by operating activities	$14,835	$11,061	$29,685	$10,340
Less:
Capitalized internal-use software	(3,435)	(2,976)	(7,323)	(7,546)
Purchases of property and equipment	(1,767)	(4,427)	(5,271)	(5,303)
Free cash flow	$9,633	$3,658	$17,091	$(2,509)
Liquidity and capital resources
As of July 31, 2025 and January 31, 2025, we had cash and cash equivalents of $98.3 million and $84.2 million, respectively. Cash and cash equivalents consist of money market mutual funds and cash on deposit.
In addition, we also have potential borrowing capacity under our credit agreement subject to certain restrictive covenants.
Subsequent to quarter end, on August 29, 2025, we entered into the Merger Agreement to acquire AccessOne for total cash consideration of $160 million, subject to customary closing and post-closing adjustments. In connection with, and concurrently with entry into, the Merger Agreement, we entered into a debt commitment letter which provides for a new senior secured bridge loan facility, subject to the satisfaction of certain conditions. The Company intends to finance the AccessOne Acquisition through a combination of cash from its balance sheet and proceeds from the Bridge Loan.
We believe that our existing cash and cash equivalents, along with cash generated in the normal course of business and the Bridge Loan, will be sufficient to meet our needs for at least the next 12 months.
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
The Capital One Credit Facility includes financial covenants including but not limited to requiring us to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio and limiting the amount of cash and cash equivalents we hold outside Capital One, each as defined in the Credit Agreement. We were in compliance with all covenants related to the Capital One Credit Facility as of July 31, 2025.
We believe that our cash and cash equivalents along with cash generated in the normal course of business are sufficient to fund our operations for at least the next twelve months.
Financing agreements
In June 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of July 31, 2025, there was $1.3 million in outstanding principal and interest due under the agreement. The financing agreement requires us to pay $0.1 million per month for 36 months beginning August 2023. The effective interest rate on the agreement is 10.5% per annum.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2025	2024	2025	2024
Net cash provided by operating activities	$14,835	$11,061	$29,685	$10,340
Net cash used in investing activities	(5,202)	(7,403)	(12,594)	(12,849)
Net cash used in financing activities	(2,149)	(1,381)	(2,987)	(3,206)
Effect of exchange rate changes on cash and cash equivalents	(89)	(6)	(58)	(7)
Net increase (decrease) in cash and cash equivalents	$7,395	$2,271	$14,046	$(5,722)
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
During the three and six months ended July 31, 2025, net cash provided by operating activities was $14.8 million and $29.7 million, respectively, as our cash received from customers in connection with our normal operations exceeded our cash paid to employees and suppliers.
During the three and six months ended July 31, 2024, net cash provided by operating activities was $11.1 million and $10.3 million, respectively, as our cash received from customers in connection with our normal operations exceeded our cash paid to employees and suppliers.
The change in net cash provided by operating activities was driven primarily by an increase in cash received from customers driven by higher revenues during the three months ended July 31, 2025.
Investing activities
During the three months ended July 31, 2025, net cash used in investing activities was $5.2 million, principally resulting from $3.4 million of capitalized internal-use software costs, as well as $1.8 million of purchases of property and equipment, principally for software and computer equipment.
During the three months ended July 31, 2024, net cash used in investing activities was $7.4 million, principally resulting from capital expenditures, the majority of which consisted of $4.4 million of purchases of property and equipment, principally for software and computer equipment, as well as $3.0 million of capitalized internal-use software costs.
During the six months ended July 31, 2025, net cash used in investing activities was $12.6 million, principally resulting from $7.3 million of capitalized internal-use software costs, as well as $5.3 million of purchases of property and equipment, principally for software and computer equipment.
During the six months ended July 31, 2024, net cash used in investing activities was $12.8 million, principally resulting from capital expenditures, the majority of which consisted of $7.5 million of capitalized internal-use software costs, as well as $5.3 million of purchases of property and equipment, principally for software and computer equipment.
Financing activities
During the three months ended July 31, 2025, net cash used in financing activities was $2.1 million, primarily consisting of $2.8 million used for principal payments on finance leases and financing arrangements, partially offset by $0.7 million in proceeds from our equity compensation plans.
During the three months ended July 31, 2024, net cash used in financing activities was $1.4 million, primarily consisting of $2.3 million used for principal payments on finance leases and financing arrangements, partially offset by $0.9 million in proceeds from our equity compensation plans.
During the six months ended July 31, 2025, net cash used in financing activities was $3.0 million, primarily consisting of $4.5 million used for principal payments on finance leases and financing arrangements, partially offset by $1.6 million in proceeds from our equity compensation plans.
During the six months ended July 31, 2024, net cash used in financing activities was $3.2 million, primarily consisting of $3.9 million used for principal payments on finance leases and financing arrangements and $1.4 million used for principal payments on acquisition-related liabilities, partially offset by $2.2 million in proceeds from our equity compensation plans.
Material cash requirements
Our material cash requirements relate to human capital, contractual purchase commitments, leases and financing arrangements, and the AccessOne Acquisition.
During the three and six months ended July 31, 2025, we entered into a new non-cancelable purchase commitment to support our technology infrastructure. Total undiscounted payments through July 31, 2027 are $12,242.
During the six months ended July 31, 2025, there were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025.
See “Liquidity and capital resources” above for information regarding the Capital One Credit Facility, the AccessOne Acquisition and the impact on our cash and cash equivalents, liquidity and sources of funds available for our material cash requirements.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2025 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025.
ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States, Canada and India, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest rate risk
As of July 31, 2025, our cash and cash equivalents consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
Although we had no debt outstanding under the Capital One Credit Facility as of July 31, 2025, changes in interest rates would affect interest expense if we borrowed under the Capital One Credit Facility in the future.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and Indian Rupee, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our expenses as expressed in U.S. dollars for the fiscal year ended January 31, 2025. Additionally, changes in exchange rates largely offset operating income for the fiscal year ended January 31, 2025. For the three months ended July 31, 2025, approximately 88% of our expenses were denominated in US Dollars.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded, and such fluctuations can impact our net income. Foreign currency gains and losses, primarily resulting from changes in the fair value of non-designated foreign currency forward contracts and from the re-measurement of monetary account balances, were gains of $0.2 million and losses of $0.1 million for the six months ended July 31, 2025 and 2024, respectively.
To mitigate our risks associated with fluctuations in foreign currency exchange rates, during the six months ended July 31, 2025 we entered into a foreign currency forward contract to hedge a portion of our Canadian Dollar denominated payroll payments. We designated 75% of the forward contract as a cash flow hedge for accounting purposes. The remaining 25% of the forward contract was not designated as a cash flow hedge and is being used by us as an economic hedge of forecasted Canadian Dollar denominated payroll payments not hedged by the designated portion of the forward contract. For contracts qualifying as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted payroll payments affect earnings. For the non-designated portion of the forward contract, gains or losses resulting from changes in the fair value of the derivative are recorded within other income (expense), net.
We do not believe that a 1% increase or decrease in foreign exchange rates between the Canadian Dollar, Indian Rupee and US Dollar would have a material effect on our results of operations or financial condition.
Other than the considerations related to foreign currency forward contracts discussed above, during the six months ended July 31, 2025, there were no other significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 15, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The market for our products and services is fragmented, competitive and characterized by rapidly evolving technology standards, evolving regulatory requirements, changes in client needs and the frequent introduction of new products and services, including as a result of AI technologies. Our competitors range from smaller niche companies to large, well-financed and technologically-sophisticated entities, including the EHR and PM systems with which we integrate. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we currently possess, including as a result of new or better use of evolving AI technologies.
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
We compete on the basis of several factors. Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies (including evolving AI technologies), standards or client requirements or provide faster implementations. Additionally, AI technologies may make it easier for competitors to enter our market due to lower up-front costs. As a result, even if our services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of purchasing our services. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or providers of EHR and PM solutions may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, new or better AI technologies, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage and could render our existing or future products less competitive or obsolete. We also may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action and financial stress experienced by our clients. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected. We cannot be certain that we will be able to retain our current client base in this competitive environment. If we do not retain current clients or expand our client base, or if we have to renegotiate existing contracts, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.
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
Our operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:
•the timing, size and integration success of recent and potential future acquisitions, including the AccessOne Acquisition;
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
•changes in healthcare utilization and spending trends, including as a result of changes to healthcare policy and the OBBBA;
•regulatory compliance costs;
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
We collect, process and store significant amounts of sensitive, confidential and proprietary information, including personally identifiable information, such as payment data and protected health information, of patients received in connection with the utilization of our solutions. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise, and they may remain undetected for an extended period of time. For instance, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, coordinated and difficult to defend against. Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. For example, in 2024, we experienced a cybersecurity incident which impacted our ConnectOnCall product. Although we do not believe this, or any other cybersecurity incident, has had a material impact on our business to date, any interruption in our business or disclosure, loss, processing or other compromise of personal information or individually identifiable health information (violating certain privacy laws such as HIPAA) or confidential information, or event that jeopardizes the confidentiality, integrity, or availability of our solutions, could result in a material disruption to our solutions and our business operations, require us to expend significant resources and subject us to litigation, fines and penalties. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering fraud (including phishing attacks), and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. While we aim to maintain a robust security program for all of our products to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and may be the result of criminal groups, state sponsored or other malicious actors. We may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems.
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
We have experienced net losses in the past and we may not maintain positive net income in the future.
We have incurred significant operating losses since our inception. For the three and six months ended July 31, 2025 and the years ended January 31, 2025 and January 31, 2024, we had net income of $0.7 million and net loss of $3.3 million, $58.5 million and $136.9 million, respectively, and losses from operations of $1.5 million, $4.8 million, $58.1 million and $136.5 million respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business and build relationships with our clients and partners, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
We depend on our senior management team and certain key employees, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
Our success depends, in part, on the skills, working relationships and continued services of our founders, Chaim Indig (Chief Executive Officer) and Evan Roberts (President, Provider Solutions), and our senior management team and other key personnel. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives, which could disrupt our business.
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
We have in the past acquired, and we may continue to acquire or invest in, businesses, products or technologies that we believe could complement or expand our products and services, enhance our market coverage or technical capabilities or otherwise offer growth opportunities, such as the pending acquisition of AccessOne. This may include acquiring or investing in companies, businesses, products or technologies that are tangential to our current business and/or in which we have limited or no prior operating experience.
There are inherent risks in integrating and managing acquisitions, and the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will consummate the AccessOne Acquisition or realize the anticipated benefits of the AccessOne Acquisition or any future acquisitions. We also may not achieve the anticipated benefits from an acquired business due to a number of factors, including, without limitation:
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
We may not consummate the AccessOne Acquisition within the expected time frame or at all.
The consummation of the AccessOne Acquisition is subject to a number of conditions, including expiration or termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and receipt of other approvals and consents. The transaction is expected to close during the third quarter or early fourth quarter of the fiscal year ending January 31, 2026, subject to the satisfaction or waiver of the closing conditions specified in the Merger Agreement. We can provide no assurance that the required approvals and consents will be obtained or that the required conditions to closing will be satisfied, and, if all required approvals are obtained and the required conditions are satisfied, we can give no assurance as to the terms, conditions and timing of such approvals.
The failure to satisfy all of the required conditions could delay the consummation of the AccessOne Acquisition for a significant period of time or prevent it from occurring at all. For example, under certain limited conditions, we and AccessOne may elect to terminate the Merger Agreement, including as a result of the financing contemplated by the Merger Agreement not being consummated, which could materially and adversely affect our business and reputation. A delay in consummating the AccessOne Acquisition could cause us to realize some or all of the benefits later than we otherwise expect to realize them if the AccessOne Acquisition is successfully consummated within the anticipated time frame, which could result in additional transaction costs or in other negative effects associated with uncertainty about the consummation of the AccessOne Acquisition.
We may be unable to successfully integrate the business acquired in the AccessOne Acquisition, and we may fail to realize all of the anticipated benefits of the AccessOne Acquisition on the anticipated time frame or at all.
We believe that there are significant benefits that may be realized through the AccessOne Acquisition. However, the efforts to realize these benefits will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The integration may be more difficult, costly or time consuming than expected. The anticipated benefits of the AccessOne Acquisition, including anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame or at all. In addition, should the AccessOne Acquisition be consummated, we will be required to devote significant attention and resources to successfully integrate the operations of the acquired business. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the AccessOne Acquisition. Failure to successfully integrate or achieve the anticipated benefits of the AccessOne Acquisition could adversely affect our business, results of operations and financial condition, decrease or delay any accretive effects of the AccessOne Acquisition and negatively impact the price of our common stock.
Certain of our operating results and financial metrics, including the key metrics included in this report, may be difficult to predict as a result of seasonality.
We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our focus on the healthcare industry. For example, with respect to our healthcare services clients, we receive a disproportionate increase in payment processing fees revenue from such clients during the first two to three months of the calendar year relative to the other months of the year, which is driven, in part, by the resetting of patient deductibles at the beginning of each calendar year. Sales for our network solutions are also seasonal, primarily due to the annual spending patterns of our clients. This portion of our sales is usually the highest in the fourth quarter of each calendar year. While we believe we have visibility into the seasonality of our business, our rapid growth rate over the last several years may have made seasonal fluctuations more difficult to detect. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.
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
Our payments platform is a core element of our business. For the three and six months ended July 31, 2025 and the fiscal year ended January 31, 2025, our payments platform generated 25% and 24% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as changes in laws governing medical bill payments or disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, or the credit card interchange fees we receive from such payments were to be reduced as a result of disruptions in the payment processing industry, laws discouraging the use of credit card payments for medical services or other factors, it could result in a decrease to our revenue. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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
Our commercial success depends on our ability to develop and commercialize our services and use our proprietary technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. As the market for healthcare in the United States expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. Whether merited or not, we may face allegations that we, our partners, our licensees or parties indemnified by us have infringed or otherwise violated the patents, trademarks, copyrights or other intellectual property rights of third parties. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making claims of infringement and attempting to extract settlements from companies like ours. We may also face allegations that our employees have misappropriated the intellectual property or proprietary rights of their former employers or other third parties. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability and validity of third-party intellectual property or proprietary rights, or to establish our respective rights. Additionally, the intellectual property ownership and license rights, including copyright, surrounding AI technologies, which we are increasingly incorporating into our product offerings, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of AI technologies in our products and services may expose us to copyright infringement or other intellectual property misappropriation claims related to AI training or output. Regardless of whether claims that we are infringing patents or other intellectual property rights have merit, such claims can be time-consuming, divert management’s attention and financial resources and can be costly to evaluate and defend. Results of any such litigation are difficult to predict and may require us to stop commercializing or using our products or technology, obtain licenses, modify our services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services. We may also have to redesign our products or services so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology and products may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.
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
Numerous complex federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information. State laws may be even more restrictive and not preempted by HIPAA, and may be subject to varying interpretations by the courts and government agencies. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. Further, these varying interpretations could create complex compliance issues for us and our partners and potentially expose us to additional expense, liability, penalties, negatively impact our client relationships, and lead to adverse publicity, and all of these risks could adversely affect our business in the short and long term. In addition, contractual obligations and legislation may limit, forbid or regulate the use or transmission of health information outside of the United States or across other national borders. These developments, if adopted, could render our use of Indian employees and other non-U.S. resources for work related to such data impracticable or substantially more expensive.
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
The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws are not guarantees that we and our subcontractors will not be the victims of cyber-attacks, acts of vandalism or theft, computer viruses, misplaced or lost data, malfeasance, programming and human errors or other similar events. Under the HITECH Act, as a Business Associate we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we are not aware of any non-compliance or violations of any applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive notices of non-compliance or violations in the future.
Even when HIPAA does not apply, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (“FTCA”). The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTCA.
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
Furthermore, other states have proposed or enacted legislation that is focused on more narrow aspects of privacy. For example, a number of states have passed laws that protect biometric information and a smaller number of states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
Specifically, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s Executive Order 14117 on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements, and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. While Phreesia does not currently transfer data to these countries of concern, we are continuing to monitor the applicability of these new regulations and similar rules that may be enacted from time to time.
We expect that there will continue to be new or amended laws, regulations, standards and obligations proposed and enacted in various foreign jurisdictions. Many countries around the world have enacted comprehensive privacy and data protection laws that can impact our business. Some of the businesses we have acquired are subject to additional laws and regulations in jurisdictions outside of the U.S. For example, in Europe, organizations that collect or otherwise process personal data in connection with (a) the activities of a business establishment within the European Economic Area/United Kingdom; or (b) offering goods or services to/monitoring the behavior of individuals within these territories are subject to the EU General Data Protection Regulation, or EU GDPR, and the EU GDPR as incorporated into the laws of the United Kingdom following Brexit (“UK GDPR”, together with the EU GDPR, “GDPR”). The GDPR, alongside supplementary local data protection laws in the EU and the UK, impose stringent requirements on the processing of personal data, with heightened obligations for health and other sensitive data. These requirements include: (i) providing information to individuals regarding data processing activities; (ii) ensuring a legal basis or condition applies to the processing of personal data and, where applicable, obtaining consent from individuals to whom the data processing relates; (iii) responding to data subject requests; (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches; (v) implementing safeguards in connection with the security and confidentiality of the personal data; (vi) accountability requirements; and (vii) taking certain measures when engaging third-party processors. The GDPR also restricts the transfer of personal data to countries outside of the EEA/UK that do not ensure an adequate level of protection, including the United States in certain circumstances, unless a valid transfer mechanism is in place, and where required, a transfer impact assessment has been completed. Compliance with such laws and regulations, including any new or evolving regulations relating to the use of data in AI and machine learning technologies, such as the EU AI Act, requires resources and could be more costly and take more time than we anticipate, and could involve regulatory investigations, fines (which under the GDPR can be substantial), or other penalties for non-compliance, all of which could adversely affect our business.
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
Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data, increasing our regulatory and compliance burden and increasing competition.
As with many technological innovations, AI presents opportunities for enhanced productivity and innovation, but also presents risks and challenges that could impact our business. Issues in the development and use of AI, combined with an uncertain regulatory environment and emerging ethical issues, may result in reputational harm, liability or other adverse consequences to our business operations. We currently incorporate AI technologies into our operations and certain of our products, and we may continue to adopt and integrate AI, including generative AI, into our operations and products in the future for specific use cases reviewed by legal and information security. Additionally, our employees, vendors and third-party partners could use AI to perform their work. Our vendors could in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. If we, our vendors, or our third-party partners experience an actual or perceived data breach or cybersecurity incident because of the use of generative AI, we may lose valuable intellectual property, personal data and/or confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, subject us to legal liability, result in the loss of valuable property and information, and adversely impact our business.
The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain such systems to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. For example, AI systems can present risks of bias, errors and false or “hallucinatory” inferences or outputs. Furthermore, if the content, analyses, or recommendations that AI systems assist in producing are, or are alleged or perceived to be inaccurate, deficient, or biased, our reputation, competitive position, business, financial condition, and results of operations may be adversely affected. The use of certain artificial intelligence technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools. Any of these effects could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
We use AI technologies licensed from third parties, including in our products, and our ability to continue to use such third-party AI technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our products and programs or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our products may become less appealing to our clients and our business may be adversely affected. In addition, to the extent any third-party AI technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our products, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence and the use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with the use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, beginning January 1, 2026, two new state laws – California’s Generative Artificial Intelligence: Training Data Transparency Act (“AB 2013”) and the Texas Responsible Artificial Intelligence Governance Act (“TRAIGA”) – will impose novel requirements on AI developers and users. AB 2013 requires public disclosure of detailed information about the training data used in generative AI models, which, if applicable to us, may impact the confidentiality of proprietary information and could affect our competitive position. TRAIGA establishes broad obligations for both developers and deployers of AI systems, including civil rights protections, regulatory oversight, and the creation of an AI governance council. In addition, the Colorado Artificial Intelligence Act, set to take effect in February 2026, will regulate AI systems that make consequential decisions and closely aligns with the EU AI Act in its scope and structure. These state-level initiatives reflect a growing trend toward AI regulation in the absence of federal legislation. As a result, we may face a fragmented and evolving compliance landscape that could increase operational complexity, regulatory scrutiny, and legal exposure associated with our use or development of AI technologies.
In addition, our competitive position could be harmed if we fail to adopt and integrate AI effectively into our operations and product offerings. While we believe that AI technologies present opportunities for improving our operations and enhancing our product offerings, the successful implementation of AI technology requires significant investment in talent, infrastructure, and ongoing research and development. Developing, testing and deploying AI systems may also increase the cost profile of our products due to the nature of the computing costs involved in such systems. Market acceptance, understanding, and valuation and consumer perceptions of platforms, products, and programs that incorporate AI technologies is uncertain and the perceived value of AI technologies could be inaccurate. Misjudging the convergence of AI with our business needs may lead to inefficiencies or obsolescence of our services or products. Further, if our use of AI technologies is restricted or limited due to legal or regulatory requirements or becomes controversial due to implementation or emerging ethical issues, our service offerings may be impacted, our business may be less efficient, we may suffer brand or reputation harm or we may be at a competitive disadvantage.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended July 31, 2025 our net cash provided by operating activities was $29.7 million. As of July 31, 2025, we had $98.3 million of cash and cash equivalents, which are held for working capital purposes. As of July 31, 2025 and January 31, 2025, we had no outstanding borrowings under the Capital One Credit Facility, with the ability to borrow up to $50.0 million.

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
•the timing, size and integration success of recent and potential future acquisitions, including the AccessOne Acquisition;
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered securities during the quarter ended July 31, 2025 that were not previously reported on a Current Report on Form 8-K.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On June 24, 2025, Balaji Gandhi, our Chief Financial Officer, adopted a trading arrangement for the sale of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Gandhi’s Rule 10b5-1 Trading Plan, which expires on September 30, 2026, provides for the sale of (i) up to 36,069 shares of our common stock, net of the number of shares sold to cover Mr. Gandhi’s taxes (ii) an additional number of shares receivable upon the vesting of certain equity awards that may be granted pursuant to Mr. Gandhi’s first half of fiscal year 2026 bonus, full fiscal year 2026 bonus, and first half of fiscal 2027 bonus, net of any shares sold in non-discretionary transactions pursuant to our mandatory sell-to-cover policy to cover Mr. Gandhi’s tax withholding obligations in connection with the vesting and settlement of RSUs and (iii) 100% of his vested 2023 PSUs, net of the number of shares sold to cover Mr. Gandhi’s taxes.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
2.1* **
Agreement and Plan of Merger, dated as of August 29, 2025, by and among Phreesia, Inc., Ace Merger Sub, Inc., AccessOne Parent Holdings, Inc. and the Representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on September 4, 2025)

3.1
Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange Commission on September 10, 2019)

3.2
Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Quarter report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange Commission on September 7, 2023)

3.3
Fourth Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 14, 2024)

10.1
Form of Support and Joinder Agreement, by and among Phreesia, Inc., AccessOne Parent Holdings, Inc. and the person set forth on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on September 4, 2025)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
*	Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
**	Certain portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (i) not material to investors and (ii) is the type that the registrant treats as private or confidential. The Company agrees to furnish supplementally an unredacted copy of this exhibit and its materiality and privacy or confidentiality analyses to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHREESIA, INC.

Date: September 5, 2025	By:	/s/ Chaim Indig
Chaim Indig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 5, 2025	By:	/s/ Balaji Gandhi
Balaji Gandhi
Chief Financial Officer
(Principal Financial Officer)