Form 10-Q
period 2025-10-31
Phreesia, Inc.
filed 2025-12-09
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 2, 2025, 60,287,003 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
For the Quarter Ended October 31, 2025

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
•Privacy concerns, cyber-attacks, data breaches or cybersecurity incidents relating to our solutions could result in economic loss, damage to our reputation, deterring users from using our products, and our exposure to legal penalties and liability.
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
•We have made, and may in the future make, acquisitions, including the AccessOne Acquisition (as defined herein), and investments which may be difficult to integrate, divert management resources, result in unanticipated costs or dilute our stockholders.
•We may be unable to successfully integrate the business acquired in the AccessOne Acquisition, integration may be more difficult, costly or time consuming than expected, and we may fail to realize all of the anticipated benefits of the AccessOne Acquisition on the anticipated time frame or at all.
•There can be no assurance that our cash from operations and available borrowing capacity will be sufficient to satisfy our obligations under the Bridge Loan (as defined herein), and we may be unable to obtain long-term financing or other alternative financing on favorable terms in a timely manner or at all.
•We are a fully remote company, which subjects us to unique operational risks.
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
•our ability to integrate operations or realize any anticipated operational or corporate synergies and other benefits of the AccessOne Acquisition;
•our ability to satisfy our obligations under the Bridge Loan (as defined herein) or obtain long-term financing or other alternative financing on favorable terms in a timely manner or at all;
•transaction and other costs in connection with the AccessOne Acquisition, which may be in excess of those anticipated by us;
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
•the uncertainty and ongoing flux of the regulatory and political framework, including potential regulatory, judicial, and legislative changes or developments resulting from the change in U.S. federal government or other factors;
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

PHREESIA Network Solutions LinkedIn Page (https://www.linkedin.com/company/phreesia-network-solutions/)
PHREESIA Network Solutions Page (https://networksolutions.phreesia.com)
INSIGNIA Health website (https://www.insigniahealth.com/)
MEDIFIND website (https://www.medifind.com/)
ACCESSONE website (https://accessonepay.com/)
ACCESSONE LinkedIn Page (https://www.linkedin.com/company/accessone/)
We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.
The contents of any website or social media channel referred to in this Quarterly Report on Form 10-Q are not intended to be incorporated into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	October 31, 2025	January 31, 2025
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$106,371	$84,220
Settlement assets	25,391	29,176
Accounts receivable, net of allowance for doubtful accounts of $2,175 and $1,468 as of October 31, 2025 and January 31, 2025, respectively	88,257	73,617
Deferred contract acquisition costs	427	401
Prepaid expenses and other current assets	20,460	15,871
Total current assets	240,906	203,285
Property and equipment, net of accumulated depreciation and amortization of $93,842 and $84,505 as of October 31, 2025 and January 31, 2025, respectively	21,111	23,651
Capitalized internal-use software, net of accumulated amortization of $65,681 and $55,991 as of October 31, 2025 and January 31, 2025, respectively	54,093	52,763
Operating lease right-of-use assets	820	1,477
Deferred contract acquisition costs	444	583
Intangible assets, net of accumulated amortization of $11,018 and $8,407 as of October 31, 2025 and January 31, 2025, respectively	25,532	28,143
Goodwill	75,845	75,845
Deferred tax asset	1,640	—
Other assets	3,081	2,668
Total Assets	$423,472	$388,415
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$25,391	$29,176
Current portion of finance lease liabilities and other debt	6,199	8,043
Current portion of operating lease liabilities	746	964
Accounts payable	6,218	5,622
Accrued expenses	30,517	37,460
Deferred revenue	29,712	32,758
Total current liabilities	98,783	114,023
Long-term finance lease liabilities and other debt	3,353	8,150
Operating lease liabilities, non-current	132	646
Long-term deferred revenue	151	119
Long-term deferred tax liabilities	683	484
Other long-term liabilities	41	185
Total Liabilities	103,143	123,607
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, undesignated, $0.01 par value—20,000,000 shares authorized as of both October 31, 2025 and January 31, 2025; no shares issued or outstanding as of both October 31, 2025 and January 31, 2025	—	—
Common stock, $0.01 par value—500,000,000 shares authorized as of both October 31, 2025 and January 31, 2025; 61,589,913 and 60,083,444 shares issued as of October 31, 2025 and January 31, 2025, respectively	616	601
Additional paid-in capital	1,166,078	1,111,274
Accumulated deficit	(800,485)	(801,496)
Accumulated other comprehensive income (loss)	(360)	(51)
Treasury stock, at cost, 1,355,169 shares as of both October 31, 2025 and January 31, 2025	(45,520)	(45,520)
Total Stockholders’ Equity	320,329	264,808
Total Liabilities and Stockholders’ Equity	$423,472	$388,415
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Revenue:
Subscription and related services	$55,480	$49,363	$163,537	$144,717
Payment processing fees	27,422	24,704	85,739	77,064
Network solutions	37,431	32,733	104,248	88,351
Total revenues	120,333	106,800	353,524	310,132
Expenses:
Cost of revenue (excluding depreciation and amortization)	18,338	17,854	52,373	49,720
Payment processing expense	19,689	16,683	61,360	51,648
Sales and marketing	24,148	30,071	75,587	92,266
Research and development	29,453	29,315	90,556	87,738
General and administrative	17,488	19,633	52,938	58,182
Depreciation	3,199	3,566	9,464	11,011
Amortization	4,279	3,521	12,301	10,052
Total expenses	116,594	120,643	354,579	360,617
Operating income (loss)	3,739	(13,843)	(1,055)	(50,485)
Other income (expense), net	1,006	(144)	1,680	(261)
Interest income, net	380	26	758	311
Total other income (expense), net	1,386	(118)	2,438	50
Income (loss) before income tax expense	5,125	(13,961)	1,383	(50,435)
Income tax expense	(854)	(442)	(372)	(1,702)
Net income (loss)	$4,271	$(14,403)	$1,011	$(52,137)
Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(0.25)	$0.02	$(0.91)
Diluted	$0.07	$(0.25)	$0.02	$(0.91)
Weighted-average common shares outstanding:
Basic	60,008,780	57,891,591	59,513,478	57,358,637
Diluted	61,559,849	57,891,591	61,491,761	57,358,637
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Net income (loss)	$4,271	$(14,403)	$1,011	$(52,137)
Other comprehensive loss:
Net change in unrealized gains (losses) on cash flow hedges	(433)	—	(225)	—
Change in foreign currency translation adjustments	(39)	(3)	(84)	(5)
Other comprehensive loss	(472)	(3)	(309)	(5)
Comprehensive income (loss)	$3,799	$(14,406)	$702	$(52,142)
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance, February 1, 2024	57,709,762	$577	$1,039,361	$(742,969)	$—	$(45,520)	$251,449
Net loss	—	—	—	(19,722)	—	—	(19,722)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	14,491	—	—	—	14,491
Exercise of stock options and vesting of restricted stock units	718,340	7	339	—	—	—	346
Issuance of stock for share-settled bonus awards	283,354	3	6,174	—	—	—	6,177
Balance, April 30, 2024	58,711,456	$587	$1,060,365	$(762,691)	$1	$(45,520)	$252,742
Net loss	—	—	—	(18,012)	—	—	(18,012)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	14,739	—	—	—	14,739
Exercise of stock options and vesting of restricted stock units	254,569	3	217	—	—	—	220
Issuance of stock for share-settled bonus awards	1,925	—	41	—	—	—	41
Issuance of stock for employee stock purchase plan	89,220	1	1,607	—	—	—	1,608
Balance, July 31, 2024	59,057,170	$591	$1,076,969	$(780,703)	$(2)	$(45,520)	$251,335
Net loss	—	—	—	(14,403)	—	—	(14,403)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	14,787	—	—	—	14,787
Exercise of stock options and vesting of restricted stock units	260,879	2	21	—	—	—	23
Issuance of stock for share-settled bonus awards	121,148	1	2,852	—	—	—	2,853
Balance, October 31, 2024	59,439,197	$594	$1,094,629	$(795,106)	$(5)	$(45,520)	$254,592

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance, February 1, 2025	60,083,444	$601	$1,111,274	$(801,496)	$(51)	$(45,520)	$264,808
Net loss	—	—	—	(3,914)	—	—	(3,914)
Other comprehensive income	—	—	—	—	435	—	435
Stock-based compensation	—	—	14,221	—	—	—	14,221
Exercise of stock options and vesting of restricted stock units	463,799	4	124	—	—	—	128
Issuance of stock for share-settled bonus awards	267,687	3	6,505	—	—	—	6,508
Balance, April 30, 2025	60,814,930	$608	$1,132,124	$(805,410)	$384	$(45,520)	$282,186
Net income	—	—	—	654	—	—	654
Other comprehensive loss	—	—	—	—	(272)	—	(272)
Stock-based compensation	—	—	13,960	—	—	—	13,960
Exercise of stock options and vesting of restricted stock units	247,444	2	111	—	—	—	113
Issuance of stock for share-settled bonus awards	1,402	—	37	—	—	—	37
Issuance of stock for employee stock purchase plan	61,142	1	1,308	—	—	—	1,309
Balance, July 31, 2025	61,124,918	$611	$1,147,540	$(804,756)	$112	$(45,520)	$297,987
Net income	—	—	—	4,271	—	—	4,271
Other comprehensive loss	—	—	—	—	(472)	—	(472)
Stock-based compensation	—	—	13,825	—	—	—	13,825
Exercise of stock options and vesting of restricted stock units	312,762	3	835	—	—	—	838
Issuance of stock for share-settled bonus awards	152,233	2	3,878	—	—	—	3,880
Balance, October 31, 2025	61,589,913	$616	$1,166,078	$(800,485)	$(360)	$(45,520)	$320,329
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Operating activities:
Net income (loss)	$4,271	$(14,403)	$1,011	$(52,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,478	7,087	21,765	21,063
Stock-based compensation expense	15,959	16,525	49,414	49,813
Amortization of deferred financing costs and debt discount	61	62	185	174
Cost of Phreesia hardware purchased by customers	235	571	828	1,248
Deferred contract acquisition costs amortization	111	1,322	463	1,706
Non-cash operating lease expense	224	207	657	568
Deferred taxes	57	57	(1,441)	176
Changes in operating assets and liabilities:
Accounts receivable	(11,455)	(10,141)	(14,765)	(6,558)
Prepaid expenses and other assets	(1,952)	1,005	(4,868)	4,286
Deferred contract acquisition costs	—	(552)	(351)	(765)
Accounts payable	1,303	6,948	1,632	5,198
Accrued expenses and other liabilities	(3,452)	(3,655)	(5,632)	(6,202)
Lease liabilities	(242)	(202)	(732)	(622)
Deferred revenue	2,869	954	(3,014)	(1,823)
Net cash provided by operating activities	15,467	5,785	45,152	16,125
Investing activities:
Capitalized internal-use software	(3,395)	(3,566)	(10,718)	(11,112)
Purchases of property and equipment	(3,271)	(616)	(8,542)	(5,919)
Net cash used in investing activities	(6,666)	(4,182)	(19,260)	(17,031)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	838	17	1,080	583
Proceeds from employee stock purchase plan	632	840	1,975	2,443
Finance lease payments	(1,783)	(1,895)	(5,669)	(5,170)
Principal payments on financing agreements	(336)	(304)	(984)	(888)
Debt issuance costs and loan facility fee payments	(18)	—	(56)	(152)
Financing payments of acquisition-related liabilities	—	(309)	—	(1,673)
Net cash used in financing activities	(667)	(1,651)	(3,654)	(4,857)
Effect of exchange rate changes on cash and cash equivalents	(29)	(10)	(87)	(17)
Net increase (decrease) in cash and cash equivalents	8,105	(58)	22,151	(5,780)
Cash and cash equivalents – beginning of period	98,266	81,798	84,220	87,520
Cash and cash equivalents – end of period	$106,371	$81,740	$106,371	$81,740

Supplemental information of non-cash investing and financing information:
Right of use assets acquired in exchange for operating lease liabilities	$—	$—	$—	$1,958
Property and equipment acquisitions through finance leases	$—	$6,847	$—	$13,709
Purchase of property and equipment and capitalized software included in current liabilities	$879	$3,508	$879	$3,508
Capitalized stock-based compensation	$312	$343	$964	$1,006
Issuance of stock to settle liabilities for stock-based compensation	$3,880	$2,853	$11,734	$10,679
Cash paid for:
Interest	$239	$595	$893	$1,459
Income taxes	$334	$549	$1,648	$2,559
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)
1. Background and liquidity
(a) Background
Phreesia, Inc. (the "Company") is a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. The Company has created an integrated and streamlined system that automates data capture and activates patients before, during and after their interaction with their healthcare services provider. The Company's solutions include SaaS-based integrated tools that manage patient access, registration and payments. Additionally, the Company offers tools to communicate with patients about their health that have demonstrated increased rates of preventive care and vaccinations. Additionally, Phreesia's solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers to better understand their patients and connect them to needed services, resulting in improved health outcomes. The Company also provides life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations with a channel for direct education and communication with patients in a privacy-protected environment. Phreesia's solutions also include additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specialty and condition expertise. Phreesia offers its healthcare services clients the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription. The Company was formed in May 2005. On November 12, 2025, subsequent to the end of the third quarter, the Company completed the acquisition of AccessOne Parent Holdings, Inc. (together with its subsidiaries, “AccessOne”), which provides financing solutions for healthcare receivables and offers healthcare providers a scalable, compliant and operationally efficient tool that improves collections without undermining patient trust.
(b) Liquidity
For most of the Company’s history, the Company has not generated sufficient revenue to meet its operating expenses and may incur net losses in the future. To date, the Company has primarily relied upon the proceeds from issuances of common stock, debt and preferred stock to fund its operations as well as sales of Company products and services in the normal course of business.
Bridge Loan
Subsequent to quarter-end, on November 12, 2025, the Company completed its previously announced acquisition of AccessOne. The purchase price per the agreement was funded with a combination of cash and the net proceeds from a new, 364-day $110 million secured term loan (the “Bridge Loan”) entered into on the Closing Date.The Bridge Loan has a principal amount of $110 million and bears interest at a per annum rate equal to the three month SOFR rate plus a margin of 4.00% per annum. The Bridge Loan matures on November 11, 2026. The interest rate applicable to the Bridge Loan will increase by 0.5% every three months following the closing date of November 12, 2025.
Capital One Credit Facility
First Amendment to Capital One Credit Facility
Subsequent to quarter-end, on November 12, 2025, the Company entered into the First Amendment to the Capital One Credit Facility (as defined herein). The First Amendment to the Capital One facility amended the covenant limiting acquisitions to permit the acquisition of AccessOne, amended the covenant limiting additional indebtedness to accommodate the Bridge Loan, and amended the security interest supporting the Capital One Credit Facility to permit the security interests granted in connection with the Bridge Loan. The amendment included further changes to sections governing mandatory and voluntary prepayments, negative covenants and events of default to accommodate the existence of the Bridge Loan.
Management believes that the Company’s cash and cash equivalents, along with cash generated in its normal operations and the available borrowing capacity under the Capital One Credit Facility will be sufficient to meet the Company’s needs for at least the next 12 months.
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
(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of October 31, 2025 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended October 31, 2025 and 2024. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2025.
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

The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three and nine months ended October 31, 2025 and 2024. As of both October 31, 2025 and January 31, 2025, the Company had receivables from one entity that accounted for at least 10% of total accounts receivable.
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
In the Company’s earnings (loss) per share footnote, antidilutive securities outstanding at the end of each period are stated on the basis of the number of anti-dilutive securities outstanding as of the end of each applicable reporting period. In the Company’s earnings (loss) per share footnote, the calculation of anti-dilutive securities outstanding at the end of each period are not reduced for shares assumed repurchased using the treasury stock method.
In computing year-to-date diluted earnings per share, periods with a net loss were assumed to have net income for purposes of determining the weighted-average number of potentially dilutive common shares outstanding.
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
(f) New accounting pronouncements
Impact of recently adopted accounting pronouncements
During the three and nine months ended October 31, 2025, the Company did not adopt any accounting pronouncements that materially impacted the Company's financial statements.
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
In July 2025, the FASB issued ASU 2025‑05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326‑20 to introduce a practical expedient available to all entities that permits entities to assume that current economic conditions as of the balance‑sheet date do not change over the remaining life of current accounts receivable and current contract assets arising from transactions within the scope of ASC 606. The amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-05 will have on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU amends the existing standard to remove all references to prescriptive and sequential software development project stages. Under this guidance, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; management is required to consider whether there is significant uncertainty associated with the development activities of the software. This guidance is effective for all annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The guidance may be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is currently evaluating the impact of this ASU to determine the impact on the consolidated financial statements and related disclosures.
There are no other recently issued accounting pronouncements the Company has not yet adopted that will materially impact the Company's consolidated financial statements.

4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of October 31, 2025 and January 31, 2025 were as follows:

	October 31, 2025	January 31, 2025
Payroll-related expenses and taxes	$6,911	$12,016
Stock-based compensation liability	4,082	6,135
Payment processing fees liability	6,785	6,578
Acquisition-related liabilities	151	844
Income and other tax liabilities	2,732	2,503
Information technology	5,377	4,562
Other	4,479	4,822
Total	$30,517	$37,460
(b) Property and equipment
Property and equipment as of October 31, 2025 and January 31, 2025 were as follows:

	October 31, 2025	January 31, 2025
PhreesiaPads and Arrivals Kiosks	$16,340	$15,763
Computer equipment	83,816	77,704
Computer software	14,222	14,114
Hardware development	575	575
Total property and equipment	$114,953	$108,156
Less: accumulated depreciation	(93,842)	(84,505)
Property and equipment — net	$21,111	$23,651
Depreciation expense related to property and equipment amounted to $3,199 and $3,566 for the three months ended October 31, 2025 and 2024, respectively, and $9,464 and $11,011 for the nine months ended October 31, 2025 and 2024, respectively.
Property and equipment - net and related depreciation expense includes assets acquired under finance leases. Assets acquired under finance leases included in computer equipment was $49,009 as of October 31, 2025 and January 31, 2025. Accumulated amortization of assets under finance leases was $40,280 and $34,815 as of October 31, 2025 and January 31, 2025, respectively. See Note 10 - Leases for additional information regarding finance leases.
(c) Capitalized internal-use software
For the nine months ended October 31, 2025 and 2024, the Company capitalized $11,020 and $12,625, respectively, of costs related to the Company’s solutions.
During the nine months ended October 31, 2025 and 2024, amortization expense related to capitalized internal-use software was $9,690 and $7,441, respectively.
(d) Intangible assets and goodwill

The following presents the details of intangible assets as of October 31, 2025 and January 31, 2025:

	Useful Life
	(years)	October 31, 2025	January 31, 2025
Acquired technology	5 to 7	$9,310	$9,310
Customer relationship	7 to 15	17,940	17,940
License	15	6,200	6,200
Trademarks	15	3,100	3,100
Total intangible assets, gross carrying value		$36,550	$36,550
Less: accumulated amortization		(11,018)	(8,407)
Net carrying value		$25,532	$28,143
The weighted average remaining useful life for acquired technology in years was 4.4 and 5.1 as of October 31, 2025 and January 31, 2025, respectively. The remaining useful life for customer relationships in years was 11.0 and 11.6 as of October 31, 2025 and January 31, 2025, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 11.1 and 11.8 as of October 31, 2025 and January 31, 2025, respectively. The remaining useful life for the trademarks in years was 12.8 and 13.5 as of October 31, 2025 and January 31, 2025, respectively.
Amortization expense associated with intangible assets for the nine months ended October 31, 2025 and 2024, was $2,611.
The estimated amortization expense for intangible assets for the next five years and thereafter was as follows as of October 31, 2025:

October 31, 2025
2026 (Remaining three months)	$840
Fiscal year ending January 31,
2027	3,157
2028	3,157
2029	3,057
2030 - thereafter	15,321
Total	$25,532
There were no changes to the Company's goodwill balance during the nine months ended October 31, 2025. The Company did not record any impairments of goodwill during the three and nine months ended October 31, 2025 or 2024.
(e) Accounts receivable
Accounts receivable as of October 31, 2025 and January 31, 2025 were as follows:

	October 31, 2025	January 31, 2025
Billed	$79,719	$70,342
Unbilled	10,713	4,743
Total accounts receivable, gross	$90,432	$75,085
Less: accounts receivable allowances	(2,175)	(1,468)
Total accounts receivable	$88,257	$73,617

Activity in the Company's allowance for doubtful accounts was as follows for the nine months ended October 31, 2025:

October 31, 2025
Balance, January 31, 2025	$1,468
Bad debt expense	1,556
Write-offs and adjustments	(849)
Balance, October 31, 2025	$2,175
The Company’s allowance for doubtful accounts represents the current estimate of expected future losses based on prior bad debt experience as well as considerations for specific customers as applicable. The Company's accounts receivable are considered past due when they are outstanding past the due date listed on the invoice to the customer. Activity in the allowance for doubtful accounts and write-offs of accounts receivable were not material for the three months ended October 31, 2025 and 2024.
(f) Prepaid and other current assets
Prepaid and other current assets as of October 31, 2025 and January 31, 2025 were as follows:

	October 31, 2025	January 31, 2025
Prepaid software and business systems	$6,844	$6,849
Prepaid data center expenses	5,050	3,558
Prepaid insurance	1,472	912
Other prepaid expenses and other current assets	7,094	4,552
Total prepaid and other current assets	$20,460	$15,871
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
The amount of subscription and related services revenue recorded pursuant to ASC 842 for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $1,764 and $2,395 for the three months ended October 31, 2025 and 2024, respectively, and $6,015 and $7,107 for the nine months ended October 31, 2025 and 2024, respectively.
Contract balances
The following table represents a roll-forward of contract assets:

Balance, January 31, 2025	$4,743
Amount transferred to receivables from beginning balance of contract assets	(4,621)
Contract asset additions, net of reclassification to receivables	10,591
Balance, October 31, 2025	$10,713

The following table represents a roll-forward of deferred revenue:

Balance, January 31, 2025	$32,877
Revenue recognized that was included in deferred revenue at the beginning of the period	(30,292)
Current period activity in deferred revenue	27,278
Balance, October 31, 2025	$29,863
Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $111 and $1,322 for the three months ended October 31, 2025 and 2024, respectively, and $463 and $1,706 for the nine months ended October 31, 2025 and 2024, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. During fiscal 2025, the Company updated its estimate of the period of benefit from five years to three years for certain deferred contract acquisition costs. There were no impairment losses recorded during the periods presented.

The following table represents a roll-forward of deferred contract acquisition costs:

Balance, January 31, 2025	$984
Additions to deferred contract acquisition costs	350
Amortization of deferred contract acquisition costs	(463)
Balance, October 31, 2025	$871

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$427
Deferred contract acquisition costs, non-current	444
Total deferred contract acquisition costs	$871
6. Finance leases and other debt
As of October 31, 2025 and January 31, 2025, the Company had the following outstanding finance lease liabilities and other debt:

	October 31, 2025	January 31, 2025
Finance leases	$8,588	$14,256
Financing arrangements	941	1,913
Accrued interest and payments	23	24
Total finance lease liabilities and other debt	$9,552	$16,193
Less: current portion of finance lease liabilities and other debt	(6,199)	(8,043)
Long-term finance lease liabilities and other debt	$3,353	$8,150
(a) Finance leases
See Note 10 - Leases for more information regarding finance leases.
(b) Financing agreements
In June 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software and service licenses. As of October 31, 2025, there was $941 in outstanding principal and interest due under the financing agreement. The financing agreement requires the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement is 10.5% per annum.
(c) Capital One Credit Agreement
In December 2023, the Company entered into a Credit Agreement (the "Credit Agreement") for a new 5-year $50,000 senior secured asset-based revolving credit facility (as amended, the "Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5,000 and a letter of credit sub-limit of at least $5,000. The Capital One Credit Facility was entered into with Capital One, acting as administrative agent and replaced the Company’s previous senior secured revolving credit facility with Silicon Valley Bank (“SVB”). The Capital One Credit Facility will give the Company additional financial flexibility, through the facility’s five year term. The facility is available to the Company for working capital and general corporate purposes. The Capital One Credit Facility bears interest at a rate per annum based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate as specified in the Credit Agreement. As of October 31, 2025, the interest rate on the Capital One Credit Facility was 7.2%. In addition to principal and interest due under the Capital One Credit Facility, the Company is required to pay an annual fee equal to 0.25% of the unused balance of the facility. Additionally, the Company incurred creditor and third party fees of $778 upon entering into the Capital One Credit Facility. The Company recorded the fees to deferred financing costs, included within other assets on its consolidated balance sheets, and will amortize the costs over the term of the Capital One Credit Facility.
The obligations under the Capital One Credit Facility are secured by a first priority security interest in substantially all of the tangible and intangible assets at certain of the Company's U.S. subsidiaries, and by pledges of the equity of certain of the Company's U.S. subsidiaries, in each case subject to customary exclusions.
The Capital One Credit Facility includes financial covenants including, but not limited to, requiring the Company to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio, a restriction on the amount of dividends, limitations on incurring additional indebtedness, limitations on acquisitions, and limiting the amount of cash and cash equivalents the Company holds outside Capital One, each as defined in the Credit Agreement. The Company was in compliance with all covenants related to the Credit Agreement as of October 31, 2025.
The Company amended the Capital One Credit Facility on November 12, 2025. See Note 17 - Subsequent events for additional information.
Maturities of finance leases and other debt, in each of the next five years and thereafter, are as follows:

	Total	Finance Leases	Other Debt
2026 (Remaining three months)	$1,483	$1,238	$245
Fiscal year ending January 31,
2027	6,040	5,321	719
2028	2,029	2,029	—
2029	—	—	—
2030	—	—	—
Thereafter	—	—	—
Total maturities of finance leases and other debt	$9,552	$8,588	$964
The following table presents the components of interest income, net:

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Interest expense (1)	$(320)	$(600)	(1,146)	(1,761)
Interest income	700	626	1,904	2,072
Interest income, net	$380	$26	758	311
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
(c) Stock repurchase program
In March 2025, the Company’s Board of Directors authorized a stock repurchase program. Under the program, the Company may repurchase up to 2.5 million shares of its common stock from time to time through open market purchases, privately negotiated transactions, block purchases or other methods that comply with applicable securities laws, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be modified, suspended or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to repurchases pursuant to the Company’s stock repurchase program. There were no repurchases during the nine months ended October 31, 2025.
(d) Accumulated other comprehensive income (loss)
Activity in accumulated other comprehensive income (loss) was as follows for the nine months ended October 31, 2025 and 2024:

	Unrealized gain on cash flow hedges	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
Balance, January 31, 2024	$—	$—	$—
Other comprehensive loss	—	(5)	(5)
Balance, October 31, 2024	$—	$(5)	$(5)

Balance, January 31, 2025	$—	$(51)	$(51)
Other comprehensive income (loss) before reclassifications	97	(84)	13
Amounts reclassified from accumulated other comprehensive income (loss)	(322)	—	(322)
Net current period other comprehensive income (loss)	$(225)	$(84)	$(309)
Balance, October 31, 2025	$(225)	$(135)	$(360)
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the nine months ended October 31, 2025 were made pursuant to the 2019 plan, respectively.
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
As of October 31, 2025, there were 6,995,445 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase that occurs on February 1 of each fiscal year, as well as an additional 238,517 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of October 31, 2025, there were 7,713 outstanding restricted stock units and 483,400 shares available for future grant under the Inducement Plan.
(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
RSUs	$9,350	$11,189	$28,407	$33,472
PSUs	4,271	3,358	12,897	9,645
Liability awards	2,446	2,081	8,372	6,802
ESPP	204	240	702	898
Stock options	—	—	—	2
Total stock-based compensation	$16,271	$16,868	$50,378	$50,819
The following table sets forth the presentation of stock-based compensation in the Company's financial statements:

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Stock-based compensation expense recorded to additional paid-in capital	$13,825	$14,787	$42,006	$44,017
Stock-based compensation expense recorded to accrued expenses	2,446	2,081	8,372	6,802
Total stock-based compensation	$16,271	$16,868	$50,378	$50,819
Less: stock-based compensation expense capitalized as internal-use software	(312)	(343)	(964)	(1,006)
Stock-based compensation expense per consolidated statements of operations	$15,959	$16,525	$49,414	$49,813
The Company has not recognized, and does not expect to recognize in the foreseeable future, any tax benefit related to U.S. employee stock-based compensation expense. During the nine months ended October 31, 2025, the Company recognized a deferred tax asset related to employee stock-based compensation (RSUs) for Canada branch employees. During the nine months ended October 31, 2025 and 2024, the Company reduced stock compensation expense by $331 and $1,130, respectively, for improbable-to-probable modifications of stock compensation awards.
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

Restricted stock units
Unvested, January 31, 2025	3,597,948
Granted in nine months ended October 31, 2025	1,369,541
Vested	(1,283,306)
Forfeited	(308,473)
Unvested, October 31, 2025(1)	3,375,710
(1) Includes 7,713 awards granted pursuant to the 2023 Inducement Award Plan.
As of October 31, 2025, there was $67,951 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.66 years.
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

Stock option activity for the nine months ended October 31, 2025 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding, January 31, 2025	899,381	$7.39
Granted in nine months ended October 31, 2025	—	$—
Exercised	(164,642)	$6.56
Forfeited and expired	—	$—
Outstanding and expected to vest, October 31, 2025	734,739	$7.57	3.01	$11,092
Exercisable, October 31, 2025	734,739	$7.57	3.01	$11,092
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended October 31, 2025 and 2024 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $3,848 and $2,304, respectively.
As of October 31, 2025 and January 31, 2025, all compensation costs related to stock options issued to employees have been recorded, and there is no unrecognized compensation cost remaining.
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
Market-based PSU activity for the nine months ended October 31, 2025 was as follows:

Performance stock units
Outstanding, January 31, 2025	1,204,971
Granted in nine months ended October 31, 2025	—
Vested	—
Forfeited and expired	—
Outstanding, October 31, 2025	1,204,971
As of October 31, 2025, unrecognized compensation cost for the PSUs was $21,631, to be recognized over a weighted average remaining vesting period of 1.82 years, subject to the participants' continued employment with the Company.
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
During the nine months ended October 31, 2025, the Company issued 61,142 shares of common stock under the ESPP. In connection with these issuances, the Company recorded increases of $1,309 to common stock and additional paid-in capital within stockholders' equity. As of October 31, 2025, unrecognized compensation cost related to the ESPP was $135, to be recognized over the next two months.
(g) Liability awards
At the beginning of each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the cash bonuses. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. The Company’s share-settled bonus awards are settled semiannually. During the nine months ended October 31, 2025, the Company settled $10,425 of share-settled bonus awards by issuing 421,322 immediately vested RSUs. See (c) Restricted stock units above for additional discussion regarding RSUs.
9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value as of October 31, 2025 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2025
Money market mutual funds	$82,729	$—	$—	$82,729
Total assets	$82,729	$—	$—	$82,729

Foreign currency forward contracts	$—	$250	$—	$250
Total liabilities	$—	$250	$—	$250
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
The carrying value of the Company’s short-term financial instruments, including accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of October 31, 2025, the carrying value of the Company's debt approximated fair value because the interest rates approximated market rates and the related maturities are relatively short-term.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during both the nine months ended October 31, 2025 and 2024.
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
As of October 31, 2025, for operating leases, the weighted-average remaining lease term was 1.1 years and the weighted-average discount rate is 6.5%. As of October 31, 2025, for finance leases, the weighted-average remaining lease term was 1.5 years, and the weighted-average discount rate is 7.8%.
The components of lease expense for the nine months ended October 31, 2025 were as follows:

October 31, 2025
Operating leases:
Operating lease cost	$732
Variable lease cost	—
Total operating lease cost	$732
Finance leases:
Amortization of right-of-use assets	$5,465
Interest on lease liabilities	711
Total finance lease cost	$6,176
Amortization of right-of-use assets for finance leases is included within depreciation expense on the Company's consolidated statements of operations.
The following represents a schedule of maturing lease commitments for operating and finance leases as of October 31, 2025:

	October 31, 2025
	Operating	Finance
Maturity of lease liabilities
2026 (remaining three months)	$247	$1,324
Fiscal year ending January 31,
2027	583	5,688
2028	85	2,169
2029	—	—
2030	—	—
Thereafter	—	—
Total future minimum lease payments	$915	$9,181
Less: interest	(37)	(593)
Present value of lease liabilities	$878	$8,588
Other supplemental cash flow information for the nine months ended October 31, 2025 was as follows:

October 31, 2025
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$799
Operating cash used for finance leases	$711
Financing cash used for finance leases	$5,669

For the three and nine months ended October 31, 2025 there were no right-of-use assets obtained in exchange for lease liabilities.
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
During the three and nine months ended October 31, 2025, the Company recognized $1,764 and $6,015, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of October 31, 2025, except for those with terms of one year or less.
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
The Company expects to incur legal and professional services expenses associated with this litigation in future periods. The Company will recognize these expenses as services are received, net of probable insurance recoveries. While a loss from these matters is reasonably possible, the Company cannot reasonably estimate a range of possible losses at this time, as the proceedings remain in the early stages, alleged damages have not been specified, there is uncertainty as to the likelihood of the cases being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. The Company has not recorded a loss contingency liability for the above litigation as of October 31, 2025.
(c) Other contractual commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support the Company’s technology infrastructure as well commitments related to its acquisitions.
During the nine months ended October 31, 2025, the Company entered into a new non-cancelable purchase commitment to support its technology infrastructure. Total undiscounted payments through July 31, 2027 are $12,242.
During the nine months ended October 31, 2025, the Company entered into a definitive agreement to acquire AccessOne for total cash consideration of approximately $160 million, subject to customary closing and post-closing adjustments (such transactions contemplated by the agreement, the “AccessOne Acquisition”). The Company completed the acquisition of AccessOne on November 12, 2025, subsequent to quarter-end. Refer to Note 17 - Subsequent events in Part I of this Quarterly Report on Form 10-Q for additional information on the AccessOne Acquisition.
During the nine months ended October 31, 2025, there were no significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025, other than the commitments noted above.
12. Income taxes
For the three and nine months ended October 31, 2025, the Company recorded tax expense of $854 and $372, respectively, compared to $442 and $1,702, respectively, for the corresponding periods in the prior year. The Company’s tax expense was 26.9% and 3.4% of income (loss) before income taxes for the nine months ended October 31, 2025 and 2024, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets, and due to foreign income tax expense related to its Canadian branch and its subsidiary in India.
The $372 year-to-date tax expense includes a discrete tax benefit of $2,220 recorded in the nine months ended October 31, 2025 primarily related to recognizing stock-based compensation deferred tax assets, return to provision adjustments and excess windfall related to its Canadian branch. The Canadian deferred tax assets were assessed in more detail in connection with the Company’s expectation of continued growth in the Canadian jurisdiction.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for its U.S. deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both October 31, 2025 and January 31, 2025.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The Company has reflected the estimated impact of the OBBBA in the year-to-date tax provision as of October 31, 2025. Further analysis will be performed through year-end; however, it is not expected to have a material impact on the Company’s effective tax rate due to the valuation allowance position recorded against the Company’s deferred tax assets that are not more likely than not to be realized.

13. Net income (loss) per share attributable to common stockholders
(a) Net income (loss) per share attributable to common stockholders
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Basic net income (loss) per share
Numerator:
Net income (loss)	$4,271	$(14,403)	$1,011	$(52,137)
Denominator:
Weighted-average shares of common stock outstanding, basic	60,008,780	57,891,591	59,513,478	57,358,637
Basic net income (loss) per share attributable to common stockholders:	$0.07	$(0.25)	$0.02	$(0.91)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$4,271	$(14,403)	$1,011	$(52,137)
Denominator:
Number of shares used for basic net income (loss) per computation	60,008,780	57,891,591	59,513,478	57,358,637
RSUs	756,362	—	802,462	—
Stock options	549,127	—	605,603	—
PSUs	188,676	—	447,142	—
Liability awards	56,904	—	110,589	—
ESPP	—	—	12,487	—
Weighted-average shares of common stock outstanding, diluted	61,559,849	57,891,591	61,491,761	57,358,637
Diluted net income (loss) per share attributable to common stockholders:	$0.07	$(0.25)	$0.02	$(0.91)
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

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Stock options to purchase common stock, restricted stock and performance stock awards	322,639	6,642,857	1,691,475	6,642,857
Employee stock purchase plan	64,749	82,784	64,749	82,784
Total	387,388	6,725,641	1,756,224	6,725,641
14. Related party transactions
For the three months ended October 31, 2025 and 2024, the Company recognized revenue totaling $301 and $326, respectively, for advertisements placed by a pharmaceutical company. For the nine months ended October 31, 2025 and 2024, the Company recognized revenue totaling $762 and $997, respectively, for advertisements placed by the same pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of October 31, 2025 and January 31, 2025, accounts receivable from the pharmaceutical company totaled $361 and $116, respectively.
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

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Revenue	$120,333	$106,800	$353,524	$310,132

Labor costs (1)	45,393	56,010	142,583	171,490
Payment processing expense	19,689	16,683	61,360	51,648
Third-party non-labor operating expenses	26,102	24,338	77,484	66,603
Stock-based compensation	15,959	16,525	49,414	49,813
Other segment items	8,919	7,647	21,672	22,715
Segment net income (loss)	$4,271	$(14,403)	$1,011	$(52,137)

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—	$—	$—
Consolidated net income (loss)	$4,271	$(14,403)	$1,011	$(52,137)
(1) Excludes stock-based compensation expense which is presented separately
Other segment items include depreciation and amortization, interest income, net, income tax expense and other income (expense), net.
The total segment assets for the Technology solutions segment are equal to the total assets presented on the accompanying consolidated balance sheets. The following table presents other quantitative segment disclosures for the three and nine months ended October 31, 2025 and 2024, respectively.

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Depreciation and amortization	$7,478	$7,087	$21,765	$21,063
Interest income, net	$380	$26	$758	$311
Income tax expense	$(854)	$(442)	$(372)	$(1,702)
Expenditures for long-lived assets	$5,398	$6,511	$18,774	$20,244
16. Derivative instruments and hedging activities
Cash Flow Hedges
During the nine months ended October 31, 2025, the Company entered into two foreign currency forward contracts to buy Canadian Dollars in exchange for US Dollars in order to hedge the functional currency equivalent cash flows related to the Company’s Canadian Dollar denominated payroll payments. The Company does not hold any derivatives for trading or speculative purposes.
As of October 31, 2025, the notional value of the foreign currency forward contracts that the Company held to buy Canadian Dollars in exchange for US Dollars was a total of 29,900 Canadian Dollars, including a notional value of 26,910 Canadian Dollars designated as foreign currency cash flow hedges and a notional value of 2,990 not designated as hedges.
The fair values of outstanding derivative foreign currency forward contract were as follows:

	Consolidated balance sheet location	October 31, 2025	January 31, 2025
Foreign currency cash flow hedges	Accrued expenses	$225	$—
Non-designated hedges	Accrued expenses	25	—
The effect of derivative instruments on the Company’s consolidated statements of operations were as follows:

	Consolidated statements of operations location	Three months ended October 31,		Nine months ended October 31,
		2025	2024	2025	2024
Foreign currency cash flow hedges	Expenses	$(183)	$—	$(322)	$—
Foreign currency cash flow hedges	Income tax benefit (expense)	—	—	—	—
Non-designated hedges	Other income (expense), net	(28)	—	207	—
Pre-tax gains (losses) associated with cash flow hedges were as follows:

	Consolidated statements of operations and Statements of comprehensive income (loss) locations	Three months ended October 31,		Nine months ended October 31,
		2025	2024	2025	2024
Gain (loss) recognized in accumulated other comprehensive income (included in assessment of effectiveness)	Unrealized gain (loss) on cash flow hedge	$(250)	$—	$97	$—
Gains reclassified from accumulated other comprehensive income into income (effective portion)	Expenses	(183)	—	(322)	—
Tax effect reclassified from accumulated other comprehensive income into income (effective portion)	Income tax expense	—	—	—	—
As of October 31, 2025, the foreign currency forward contract had a maturity of 6 months. As of October 31, 2025, the Company estimates that the entire $225 of the net loss recorded in accumulated other comprehensive income (loss) related to its foreign currency cash flow hedge will be reclassified into income within the next 12 months.
See Note 3 - Summary of significant accounting policies and Note 9 - Fair value measurements for additional disclosures for derivatives and hedging.
17. Subsequent events
AccessOne Acquisition
On November 12, 2025, subsequent to the end of the quarter, the Company completed its previously announced acquisition of 100% of the outstanding equity of AccessOne, which provides financing solutions for healthcare receivables and offers healthcare providers a scalable, compliant and operationally efficient tool that improves collections without undermining patient trust. The transaction closed in accordance with the terms of the definitive agreement entered into on August 29, 2025.
The Company is in the process of completing the initial accounting for the business combination, including the identification and valuation of the intangible assets acquired and liabilities assumed. Accordingly, the preliminary purchase price allocation will be presented in the Company’s Form 10-K for the fiscal year ending January 31, 2026.
Bridge Loan
The purchase price for the AccessOne acquisition was funded with a combination of cash and the net proceeds from a new, 364-day $110 million secured term loan (the “Bridge Loan”) entered into on the Closing Date. The Bridge Loan has an outstanding principal amount of $110 million and bears interest at a per annum rate equal to the three month SOFR rate plus a margin of 4.00% per annum. The Bridge Loan matures on November 11, 2026. The interest rate applicable to the Bridge Loan will increase by 0.5% every three months following the closing date of November 12, 2025. The Company incurred approximately $3 million in debt issuance costs and original issue discount related to this new loan facility.
First Amendment to the Capital One Credit Facility
On November 12, 2025, the Company entered into the First Amendment to the Capital One Credit Facility. The First Amendment to the Capital One Credit Facility amended the covenant limiting acquisitions to permit the acquisition of AccessOne, amended the covenant limiting additional indebtedness to accommodate the Bridge Loan, and amended the security interest supporting the Capital One Credit Facility to permit the security interests granted in connection with the Bridge Loan. The amendment included further changes to sections governing mandatory and voluntary prepayments, negative covenants and events of default to accommodate the existence of the Bridge Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements”: in this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the follow discussion and analysis. When we use the terms “we,” “us,” “our,” “Phreesia,” the “Company” or similar words in this report, we are referring to, as the context may require, (i) for periods prior to November 12, 2025, Phreesia, Inc., a Delaware corporation, together with its subsidiaries Access eForms, LLC, a Texas limited liability company; ConnectOnCall.com, LLC, a New York limited liability company; Insignia Health, LLC, an Oregon limited liability company; MediFind, Inc., a Delaware corporation; Phreesia International LLC , a Delaware limited liability company; and Phreesia India Private Limited, an India private limited company and (ii) for periods on or after November 12, 2025, this also includes AccessOne Parent Holdings, Inc., a Delaware corporation, and its subsidiaries (“AccessOne”). Because the AccessOne Acquisition (as defined below) was completed on November 12, 2025, subsequent to the end of the quarter, AccessOne’s results are not included in this discussion and, unless the context provides otherwise, the disclosures included herein are solely with respect to our business prior to the closing of the AccessOne Acquisition.
Financial Highlights
•Total revenue increased 13% to $120.3 million in the three months ended October 31, 2025, as compared to $106.8 million in the three months ended October 31, 2024.
•Total revenue increased 14% to $353.5 million in the nine months ended October 31, 2025, as compared to $310.1 million in the nine months ended October 31, 2024.
•Net income was $4.3 million in the three months ended October 31, 2025, as compared to net loss of $14.4 million in the three months ended October 31, 2024.
•Net income was $1.0 million in the nine months ended October 31, 2025, as compared to net loss of $52.1 million in the nine months ended October 31, 2024.
•Adjusted EBITDA was $29.1 million in the three months ended October 31, 2025, as compared to $9.8 million in the three months ended October 31, 2024.
•Adjusted EBITDA was $72.1 million in the nine months ended October 31, 2025, as compared to $20.4 million in the nine months ended October 31, 2024.
•Net cash provided by operating activities was $15.5 million for the three months ended October 31, 2025, as compared to $5.8 million for the three months ended October 31, 2024.
•Net cash provided by operating activities was $45.2 million for the nine months ended October 31, 2025, as compared to $16.1 million for the nine months ended October 31, 2024.
•Free cash flow was $8.8 million for the three months ended October 31, 2025, as compared to $1.6 million for the three months ended October 31, 2024.
•Free cash flow was $25.9 million for the nine months ended October 31, 2025, as compared to negative $0.9 million for the nine months ended October 31, 2024.
•Cash and cash equivalents as of October 31, 2025 was $106.4 million, an increase of $22.2 million as compared to January 31, 2025.
For a reconciliation of Adjusted EBITDA to net income (loss) and a reconciliation of free cash flow to net cash provided by operating activities, and for more information as to how we calculate such measures, see the section below titled “Non-GAAP financial measures.”
Overview

We are a leading provider of comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. Phreesia’s mission is to make care easier every day. We have created an integrated and streamlined system that automates data capture and activates patients before, during and after their interaction with their healthcare services provider. Our solutions include SaaS-based integrated tools that manage patient access, registration and payments. We offer tools to communicate with patients about their health that have demonstrated increased rates of preventive care and vaccinations. Additionally, our solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers better understand their patients and connect them to needed services, resulting in improved health outcomes. We also provide life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations with a channel for direct education and communication with patients in a privacy-protected environment. Our solutions also include additional products and services such as the MediFind provider directory, which helps patients find care based on providers' specialty and condition expertise. As of November 12, 2025, subsequent to the end of the third quarter, we completed the acquisition of AccessOne, which provides financing solutions for healthcare receivables and offers healthcare providers a scalable, compliant and operationally efficient tool that improves collections without undermining patient trust.
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
Recent developments and current economic conditions
AccessOne Acquisition
On August 29, 2025, we entered into a definitive agreement (the “Merger Agreement”) to acquire AccessOne for total cash consideration of $160 million, subject to customary closing and post-closing adjustments (such transactions contemplated by the agreement, the “AccessOne Acquisition”). Subsequent to quarter-end, on November 12, 2025 (the "Closing Date"), we completed the transactions contemplated by the Merger Agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, Ace Merger Sub, Inc. merged with and into AccessOne, with AccessOne continuing as the surviving corporation and becoming a wholly owned subsidiary of the Company (such transactions contemplated by the Merger Agreement, the “AccessOne Acquisition”). The purchase price was funded with a combination of cash and the net proceeds from a new, 364-day $110 million secured term loan (the “Bridge Loan”) entered into on the Closing Date.
Although this Quarterly Report on Form 10-Q was filed after the completion of the AccessOne Acquisition, information set forth herein only relates to the results of operations for Phreesia, Inc. for the quarter and year-to-date periods ended October 31, 2025 and 2024 and does not include any financial information of AccessOne for such periods.
Bridge Loan
On the Closing Date, in connection with the closing of the AccessOne Acquisition, the Company entered into a bridge loan credit agreement (the “Bridge Credit Agreement”) by and among the Company, the lenders from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger and bookrunner, with respect to the Bridge Loan. The Bridge Loan has an outstanding principal amount of $110 million and bears interest at a fluctuating rate per annum equal to, at the Company’s option, the forward-looking Secured Overnight Financing Rate (such borrowings, “SOFR Loans”) plus an applicable margin. The Bridge Loan matures on November 11, 2026. The interest rate applicable to the Bridge Loan will increase by 0.5% every three months following the closing date of November 12, 2025. We incurred approximately $3 million in debt issuance costs and original issue discount related to the Bridge Loan. We intend to refinance or replace the Bridge Loan with a long-term credit facility.
First Amendment to the Capital One Credit Facility
On November 12, 2025, the Company entered into the First Amendment to the Capital One Credit Facility, (as amended, the “Capital One Credit Facility”) The First Amendment to the Capital One Credit Facility amended the covenant limiting acquisitions to permit the acquisition of AccessOne, amended the covenant limiting additional indebtedness to accommodate the Bridge Loan, and amended the security interest supporting the Capital One Credit Facility to permit the security interests granted in connection with the Bridge Loan. The amendment included further changes to sections governing mandatory and voluntary prepayments, negative covenants and events of default to accommodate the existence of the Bridge Loan.
See Note 17 - Subsequent events in Part I - Item 8 of this Quarterly Report on Form 10-Q for additional information regarding the AccessOne Acquisition and the Bridge Loan.
Macroeconomic environment and geopolitical conditions
Our business is directly and indirectly affected by macroeconomic conditions, geopolitical conditions and the state of global financial markets. Geopolitical uncertainty resulting, in part, from the military conflict between Russia and Ukraine and the conflict in the Middle East, as well as other macro-economic conditions, such as the impact of pandemics, changes in interest rates, inflation in the cost of goods, services and labor, tariff and trade issues, or a recession or an economic slowdown in the U.S. or internationally, have contributed to significant volatility and declines in global financial markets. The uncertainty over the extent and duration of the ongoing conflicts and these macroeconomic conditions continues to cause disruptions to businesses and markets worldwide. Additionally, the U.S. federal government has caused, and may continue to cause, additional geopolitical and macroeconomic uncertainty. While none of these factors individually has had a material impact on our business to date, it is difficult to predict the potential impact these factors may have on our future business results or in the financial condition or purchasing patterns of our customers, partners and suppliers, and each could adversely impact our business operations, financial performance and results of operations. We continue to closely monitor these macroeconomic and geopolitical developments and their potential impact on our business and financial condition.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	Three months ended October 31,		Nine months ended October 31,
(Unaudited)	2025	2024	2025	2024
Average number of healthcare services clients ("AHSCs")	4,520	4,237	4,466	4,157
Total revenue per AHSC	$26,622	$25,207	$79,159	$74,605
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
•Total revenue per AHSC. We define total revenue per AHSC as total revenue in a given period divided by the number of AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment processing fees revenue. Additionally, our relationships with healthcare services clients who subscribe to our solutions give us the opportunity to engage with life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations who deliver direct communication to patients through our solutions. As a result, we believe that our ability to increase total revenue per AHSC provides useful information to investors as an indicator of the long-term value of our solutions. Total revenue per AHSC was $26,622 for the three months ended October 31, 2025 compared to $25,207 for the same period in the prior year, an increase of 6%. The increase was primarily driven by revenue growth that outpaced AHSC growth.
Additional Information

	Three months ended October 31,		Nine months ended October 31,
(Unaudited)	2025	2024	2025	2024
Patient payment volume (in millions)	$1,181	$1,081	$3,745	$3,340
Payment facilitator volume percentage	85%	81%	83%	81%
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
Income tax expense
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that substantially all of our U.S. deferred tax assets as of October 31, 2025 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In future periods, if we conclude we have future taxable income sufficient to realize the deferred tax assets, we may reduce or eliminate the valuation allowance. Benefit (expense) from income taxes also includes U.S. state and local income taxes and foreign income taxes. We record unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjust these balances when our judgment changes as a result of the evaluation of new information previously not available.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). We reflected the estimated impact of the OBBBA in the year-to-date tax provision as of October 31, 2025. Further analysis will be performed through year-end; however, it is not expected to have a material impact on our effective tax rate due to the valuation allowance position recorded against the Company’s deferred tax assets that are not more likely than not to be realized.
Comparison of results of operations for the three and nine months ended October 31, 2025 and 2024
(unaudited)
Revenue

	Three months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Subscription and related services	$55,480	$49,363	$6,117	12%
Payment processing fees	27,422	24,704	2,718	11%
Network solutions	37,431	32,733	4,698	14%
Total revenue	$120,333	$106,800	$13,533	13%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $6.1 million to $55.5 million for the three months ended October 31, 2025, as compared to $49.4 million for the three months ended October 31, 2024, primarily due to new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through our solutions increased $2.7 million to $27.4 million for the three months ended October 31, 2025, as compared to $24.7 million for the three months ended October 31, 2024, due to the addition of new healthcare services clients, which drove increases in patient visits and patient payments processed through our platform.
•Network solutions. Our revenue from life sciences companies and other organizations increased $4.7 million to $37.4 million for the three months ended October 31, 2025, as compared to $32.7 million for the three months ended October 31, 2024, due to an increase in engagement, education programs and deeper patient outreach among the existing programs.

	Nine months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Subscription and related services	$163,537	$144,717	$18,820	13%
Payment processing fees	85,739	77,064	8,675	11%
Network solutions	104,248	88,351	15,897	18%
Total revenue	$353,524	$310,132	$43,392	14%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $18.8 million to $163.5 million for the nine months ended October 31, 2025, as compared to $144.7 million for the nine months ended October 31, 2024, primarily due to new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment processing fees. Our revenue from patient payments processed through our solutions increased $8.7 million to $85.7 million for the nine months ended October 31, 2025, as compared to $77.1 million for the nine months ended October 31, 2024, due to the addition of new healthcare services clients, which drove increases in patient visits and patient payments processed through our platform.
•Network solutions. Our revenue from life sciences companies and other organizations increased $15.9 million to $104.2 million for the nine months ended October 31, 2025, as compared to $88.4 million for the nine months ended October 31, 2024, due to an increase in engagement, education programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$18,338	$17,854	$484	3%
Cost of revenue (excluding depreciation and amortization) increased $0.5 million to $18.3 million for the three months ended October 31, 2025, as compared to $17.9 million for the three months ended October 31, 2024. The increase resulted primarily from a $2.3 million increase in other third-party costs, partially offset by a $1.8 million decrease in labor costs.
Stock compensation incurred related to cost of revenue was $1.0 million and $1.3 million for the three months ended October 31, 2025 and 2024, respectively.

	Nine months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$52,373	$49,720	$2,653	5%
Cost of revenue (excluding depreciation and amortization) increased $2.7 million to $52.4 million for the nine months ended October 31, 2025, as compared to $49.7 million for the nine months ended October 31, 2024. The increase resulted primarily from a $8.1 million increase in other third-party costs, partially offset by a $5.4 million decrease in labor costs.
Stock compensation incurred related to cost of revenue was $3.0 million and $3.7 million for the nine months ended October 31, 2025 and 2024, respectively.
Payment processing expense

	Three months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Payment processing expense	$19,689	$16,683	$3,006	18%
Payment processing expense increased $3.0 million to $19.7 million for the three months ended October 31, 2025, as compared to $16.7 million for the three months ended October 31, 2024. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year.

	Nine months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Payment processing expense	$61,360	$51,648	$9,712	19%
Payment processing expense increased $9.7 million to $61.4 million for the nine months ended October 31, 2025, as compared to $51.6 million for the nine months ended October 31, 2024. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year.
Sales and marketing

	Three months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$24,148	$30,071	$(5,923)	(20)%
Sales and marketing expense decreased $5.9 million to $24.1 million for the three months ended October 31, 2025, as compared to $30.1 million for the three months ended October 31, 2024. The decrease resulted primarily from a $7.3 million decrease in labor costs, partially offset by a $1.3 million increase in other third-party sales and marketing costs.

Stock compensation incurred related to sales and marketing expense was $4.8 million and $5.4 million for the three months ended October 31, 2025 and 2024, respectively.

	Nine months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Sales and marketing	$75,587	$92,266	$(16,679)	(18)%
Sales and marketing expense decreased $16.7 million to $75.6 million for the nine months ended October 31, 2025, as compared to $92.3 million for the nine months ended October 31, 2024. The decrease resulted primarily from a $19.5 million decrease in labor costs, partially offset by a $2.8 million increase in other third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $14.7 million and $16.5 million for the nine months ended October 31, 2025 and 2024, respectively.
Research and development

	Three months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Research and development	$29,453	$29,315	$138	—%
Research and development expense increased $0.1 million to $29.5 million for the three months ended October 31, 2025, as compared to $29.3 million for the three months ended October 31, 2024. The increase resulted primarily from a $0.8 million increase in software costs, partially offset by a $0.7 million decrease in labor costs.
Stock compensation incurred related to research and development expense was $3.9 million and $3.8 million for the three months ended October 31, 2025 and 2024, respectively.

	Nine months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Research and development	$90,556	$87,738	$2,818	3%
Research and development expense increased $2.8 million to $90.6 million for the nine months ended October 31, 2025, as compared to $87.7 million for the nine months ended October 31, 2024. The increase resulted primarily from a $2.7 million increase in software costs and a $0.3 million increase in other third-party costs, partially offset by a $0.2 million decrease in labor costs.
Stock compensation incurred related to research and development expense was $12.5 million and $11.0 million for the nine months ended October 31, 2025 and 2024, respectively.
General and administrative

	Three months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
General and administrative	$17,488	$19,633	$(2,145)	(11)%
General and administrative expense decreased $2.1 million to $17.5 million for the three months ended October 31, 2025, as compared to $19.6 million for the three months ended October 31, 2024. The decrease primarily resulted from a $1.7 million decrease in labor costs and a $2.4 million decrease in other third-party costs, partially offset by a $2.0 million increase in acquisition-related costs.
Stock compensation incurred related to general and administrative expense was $6.3 million and $6.0 million for the three months ended October 31, 2025 and 2024, respectively.

	Nine months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
General and administrative	$52,938	$58,182	$(5,244)	(9)%
General and administrative expense decreased $5.2 million to $52.9 million for the nine months ended October 31, 2025, as compared to $58.2 million for the nine months ended October 31, 2024. The decrease primarily resulted from a $4.3 million decrease in labor costs and a $4.3 million decrease in other third-party costs, partially offset by a $3.3 million increase in acquisition-related costs.
Stock compensation incurred related to general and administrative expense was $19.2 million and $18.5 million for the nine months ended October 31, 2025 and 2024, respectively.
Depreciation

	Three months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Depreciation	$3,199	$3,566	$(367)	(10)%
Depreciation expense decreased $0.4 million to $3.2 million for the three months ended October 31, 2025, as compared to $3.6 million for the three months ended October 31, 2024. The decrease was primarily attributable to lower computer equipment depreciation.

	Nine months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Depreciation	$9,464	$11,011	$(1,547)	(14)%
Depreciation expense decreased $1.5 million to $9.5 million for the nine months ended October 31, 2025, as compared to $11.0 million for the nine months ended October 31, 2024. The decrease was primarily attributable to lower computer equipment depreciation.
Amortization

	Three months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Amortization	$4,279	$3,521	$758	22%
Amortization expense increased $0.8 million to $4.3 million for the three months ended October 31, 2025 as compared to $3.5 million for the three months ended October 31, 2024. The increase was primarily driven by higher amortization of capitalized internal-use software development costs.

	Nine months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Amortization	$12,301	$10,052	$2,249	22%
Amortization expense increased $2.2 million to $12.3 million for the nine months ended October 31, 2025 as compared to $10.1 million for the nine months ended October 31, 2024. The increase was primarily driven by higher amortization of capitalized internal-use software development costs.
Other income (expense), net

	Three months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Other income (expense), net	$1,006	$(144)	$1,150	(799)%

Other income (expense), net was income of $1.0 million for the three months ended October 31, 2025 as compared to expense of $0.1 million for the three months ended October 31, 2024. Other income (expense), net is comprised primarily of other miscellaneous income (expense) and foreign exchange gains and losses due to changes in rates.

	Nine months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Other income (expense), net	$1,680	$(261)	$1,941	(744)%
Other income (expense), net was income of $1.7 million for the nine months ended October 31, 2025 as compared to expense of $0.3 million for the nine months ended October 31, 2024. Other income (expense), net is comprised primarily of other miscellaneous income (expense) and foreign exchange gains and losses due to changes in rates.
Interest income, net

	Three months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Interest income, net	$380	$26	$354	1362%
Interest income, net was income of $0.4 million for the three months ended October 31, 2025, as compared to income of less than $0.1 million for the three months ended October 31, 2024. The increase is primarily attributable to interest received during the three months ended October 31, 2025.

	Nine months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Interest income, net	$758	$311	$447	144%
Interest income, net was income of $0.8 million for the nine months ended October 31, 2025, as compared to income of $0.3 million for the nine months ended October 31, 2024. The increase is primarily attributable to interest received during the nine months ended October 31, 2025.
Income tax expense

	Three months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Income tax expense	$(854)	$(442)	$(412)	93%
Income tax expense increased to $0.9 million for the three months ended October 31, 2025, as compared to $0.4 million for the three months ended October 31, 2024. The increase in income tax expense relates primarily to an increase in Canadian and Indian income tax expense.

	Nine months ended October 31,
($ in thousands)	2025	2024	$ Change	% Change
Income tax expense	$(372)	$(1,702)	$1,330	(78)%
Income tax expense decreased to $0.4 million for the nine months ended October 31, 2025, as compared to $1.7 million for the nine months ended October 31, 2024. The decrease in income tax expense relates primarily to a deferred tax benefit recognized as a discrete item during the nine months ended October 31, 2025.
Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We calculate Adjusted EBITDA as net income or loss before interest income, net, income tax expense, depreciation and amortization, stock-based compensation expense, other (income) expense, net and acquisition-related costs. The calculation of Adjusted EBITDA was updated beginning in the three months ended October 31, 2025 to include an adjustment for acquisition-related costs, which consist primarily of legal, advisory and other professional fees and integration costs related to acquisitions. Management believes adjusting for these acquisition-related costs provides investors with a more consistent period-to-period comparison of our core operating performance and trends. For periods prior to the three and nine months ended October 31, 2025, the calculation of Adjusted EBITDA did not adjust for acquisition-related costs, and prior periods have not been retroactively adjusted.
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
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) tax payments that may represent a reduction in cash available to us; (4) interest income, net; or (5) acquisition-related costs; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net income (loss), and our GAAP financial results.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, unaudited)	2025	2024	2025	2024
Net income (loss)	$4,271	$(14,403)	$1,011	$(52,137)
Interest income, net	(380)	(26)	(758)	(311)
Income tax expense	854	442	372	1,702
Depreciation and amortization	7,478	7,087	21,765	21,063
Stock-based compensation expense	15,959	16,525	49,414	49,813
Other (income) expense, net	(1,006)	144	(1,680)	261
Acquisition-related costs (1)	1,973	—	1,973	—
Adjusted EBITDA	$29,149	$9,769	$72,097	$20,391
(1) Consists primarily of legal, advisory and other professional fees and integration costs related to acquisitions, including the AccessOne Acquisition.
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
The following table presents a reconciliation of free cash flow from net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, unaudited)	2025	2024	2025	2024
Net cash provided by operating activities	$15,467	$5,785	$45,152	$16,125
Less:
Capitalized internal-use software	(3,395)	(3,566)	(10,718)	(11,112)
Purchases of property and equipment	(3,271)	(616)	(8,542)	(5,919)
Free cash flow	$8,801	$1,603	$25,892	$(906)
Liquidity and capital resources
As of October 31, 2025 and January 31, 2025, we had cash and cash equivalents of $106.4 million and $84.2 million, respectively. Cash and cash equivalents consist of money market mutual funds and cash on deposit.
In addition, we also have potential borrowing capacity under our Capital One Credit Facility (as defined below) subject to certain restrictive covenants.
AccessOne Acquisition
On August 29, 2025, we entered into a definitive agreement to acquire AccessOne for total cash consideration of $160 million, subject to customary closing and post-closing adjustments. Subsequent to quarter-end, on November 12, 2025,  we completed the transactions contemplated by the Merger Agreement. The purchase price was funded with a combination of cash and the net proceeds from a new, 364-day $110 million secured term loan (the “Bridge Loan”) entered into on the Closing Date.
Bridge Loan
On the Closing Date, in connection with the closing of the AccessOne Acquisition, the Company entered into the Bridge Credit Agreement. The Bridge Loan has an outstanding principal amount of $110 million and bears interest at a per annum rate equal to the three month SOFR rate plus a margin of 4.00% per annum. The Bridge Loan matures on November 11, 2026. The interest rate applicable to the Bridge Loan will increase by 0.5% every three months following the closing date of November 12, 2025. We incurred approximately $3 million in debt issuance costs and original issue discount related to the Bridge Loan. We expect to refinance or replace the Bridge Loan with a long-term credit facility.
Capital One Credit Facility
In December 2023, we entered into a 5-year, $50 million senior secured asset-based revolving credit facility (as amended, the "Capital One Credit Facility") maturing in December 2028, which includes a swingline sub-limit of at least $5.0 million and a letter of credit sub-limit of at least $5.0 million. The Capital One Credit Facility was entered into with Capital One, N.A. (“Capital One”) acting as administrative agent and replaces our previous senior secured revolving credit facility with Silicon Valley Bank, which we terminated on the same date. We believe the Capital One Credit Facility will give us additional financial flexibility through fiscal 2028. The facility is available to us for working capital and general corporate purposes.
The Capital One Credit Facility includes financial covenants including but not limited to requiring us to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio, a restriction on the amount of dividends, limitations on incurring additional indebtedness, limitations on acquisitions and limiting the amount of cash and cash equivalents we hold outside Capital One, each as defined in the Credit Agreement. We were in compliance with all covenants related to the Capital One Credit Facility as of October 31, 2025.
As of October 31, 2025 we had no borrowings outstanding under the Capital One Credit Facility.
On November 12, 2025, we entered into the First Amendment to the Capital One Credit Facility. The First Amendment to the Capital One Credit Facility amended the covenant limiting acquisitions to permit the acquisition of AccessOne, amended the covenant limiting additional indebtedness to accommodate the Bridge Loan, and amended the security interest supporting the Capital One Credit Facility to permit the security interests granted in connection with the Bridge Loan. The amendment included further changes to sections governing mandatory and voluntary prepayments, negative covenants and events of default to accommodate the existence of the Bridge Loan.
We believe that our cash and cash equivalents, along with cash generated in its normal operations and the available borrowing capacity under the Capital One Credit Facility will be sufficient to meet the Company’s needs for at least the next 12 months.
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
Financing agreements
In June 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of October 31, 2025, there was $0.9 million in outstanding principal and interest due under the agreement. The financing agreement requires us to pay $0.1 million per month for 36 months beginning August 2023. The effective interest rate on the agreement is 10.5% per annum.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended October 31,		Nine months ended October 31,
(in thousands, unaudited)	2025	2024	2025	2024
Net cash provided by operating activities	$15,467	$5,785	$45,152	$16,125
Net cash used in investing activities	(6,666)	(4,182)	(19,260)	(17,031)
Net cash used in financing activities	(667)	(1,651)	(3,654)	(4,857)
Effect of exchange rate changes on cash and cash equivalents	(29)	(10)	(87)	(17)
Net increase (decrease) in cash and cash equivalents	$8,105	$(58)	$22,151	$(5,780)
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
During the three and nine months ended October 31, 2025, net cash provided by operating activities was $15.5 million and $45.2 million, respectively, as our cash received from customers in connection with our normal operations exceeded our cash paid to employees and suppliers.
During the three and nine months ended October 31, 2024, net cash provided by operating activities was $5.8 million and $16.1 million, respectively, as our cash received from customers in connection with our normal operations exceeded our cash paid to employees and suppliers.
The change in net cash provided by operating activities was driven primarily by an increase in cash received from customers driven by higher revenues during the three and nine months ended October 31, 2025.
Investing activities
During the three months ended October 31, 2025, net cash used in investing activities was $6.7 million, principally resulting from capital expenditures, the majority of which consisted of $3.4 million of capitalized internal-use software costs, as well as $3.3 million of purchases of property and equipment, principally for software and computer equipment.
During the three months ended October 31, 2024, net cash used in investing activities was $4.2 million, principally resulting from capital expenditures, the majority of which consisted of $3.6 million of capitalized internal-use software costs, as well as $0.6 million of purchases of property and equipment, primarily for computer equipment.
During the nine months ended October 31, 2025, net cash used in investing activities was $19.3 million, principally resulting from capital expenditures, the majority of which consisted of $10.7 million of capitalized internal-use software costs, as well as $8.5 million of purchases of property and equipment, principally for software and computer equipment.
During the nine months ended October 31, 2024, net cash used in investing activities was $17.0 million, principally resulting from capital expenditures, the majority of which consisted of $11.1 million of capitalized internal-use software costs, as well as $5.9 million of purchases of property and equipment, principally for software and computer equipment.
Financing activities
During the three months ended October 31, 2025, net cash used in financing activities was $0.7 million, primarily consisting of $2.1 million used for principal payments on finance leases and financing arrangements, partially offset by $1.5 million in proceeds from our equity compensation plans.
During the three months ended October 31, 2024, net cash used in financing activities was $1.7 million, primarily consisting of $2.2 million used for principal payments on finance leases and financing arrangements and $0.3 million used for principal payments on acquisition-related liabilities, partially offset by $0.9 million in proceeds from our equity compensation plans.
During the nine months ended October 31, 2025, net cash used in financing activities was $3.7 million, primarily consisting of $6.7 million used for principal payments on finance leases and financing arrangements, partially offset by $3.1 million in proceeds from our equity compensation plans.
During the nine months ended October 31, 2024, net cash used in financing activities was $4.9 million, primarily consisting of $6.1 million used for principal payments on finance leases and financing arrangements and $1.7 million used for principal payments on acquisition-related liabilities, partially offset by $3.0 million in proceeds from our equity compensation plans.
Material cash requirements
Our material cash requirements relate to human capital, contractual purchase commitments, leases and financing arrangements, the AccessOne Acquisition and the Bridge Loan.
During the nine months ended October 31, 2025, we entered into a new non-cancelable purchase commitment to support our technology infrastructure. Total undiscounted payments through July 31, 2027 are $12,242.
During the nine months ended October 31, 2025, we entered into the Merger Agreement to acquire AccessOne for total cash consideration of approximately $160 million, subject to customary closing and post-closing adjustments. The AccessOne Acquisition was completed on November 12, 2025 and as of the date of this Report, there are no remaining material cash requirements under the Merger Agreement.
During the nine months ended October 31, 2025, there were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025.
See “Liquidity and capital resources” above for information regarding the AccessOne Acquisition, the Capital One Credit Facility, the Bridge Loan and the impact on our cash and cash equivalents, liquidity and sources of funds available for our material cash requirements.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2025 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 13, 2025.
ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations in the United States, Canada and India, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest rate risk
As of October 31, 2025, our cash and cash equivalents consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We do not believe that an increase or decrease in interest rates of 100 basis points would have a material effect on our financial condition. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
Although we had no debt outstanding under the Capital One Credit Facility as of October 31, 2025, changes in interest rates would affect interest expense if we borrowed under the Capital One Credit Facility in the future.
Subsequent to quarter-end, on November 12, 2025, we entered into the Bridge Credit Agreement with respect to a 364-day $110 million secured term loan, which bears interest at a per annum rate equal to the three month SOFR rate plus a margin of 4.00% per annum. The interest rate applicable to the Bridge Loan will increase by 0.5% every three months following the closing date of November 12, 2025. See Liquidity and capital resources in Part I - Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the Bridge Loan.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and Indian Rupee, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our expenses as expressed in U.S. dollars for the fiscal year ended January 31, 2025. Additionally, changes in exchange rates largely offset operating income for the fiscal year ended January 31, 2025. For the three months ended October 31, 2025, approximately 86% of our expenses were denominated in US Dollars.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded, and such fluctuations can impact our net income. Foreign currency gains and losses, primarily resulting from changes in the fair value of non-designated foreign currency forward contracts and from the re-measurement of monetary account balances, were gains of $0.2 million and losses of $0.3 million for the nine months ended October 31, 2025 and 2024, respectively.
To mitigate our risks associated with fluctuations in foreign currency exchange rates, during the nine months ended October 31, 2025 we entered into foreign currency forward contracts to hedge a portion of our Canadian Dollar denominated payroll payments. As of October 31, 2025, 90% of the forward contract is designated as a cash flow hedge for accounting purposes. The remainder of the forward contract was not designated as a cash flow hedge and is being used by us as an economic hedge of forecasted Canadian Dollar denominated payroll payments not hedged by the designated portion of the forward contract. For contracts qualifying as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted payroll payments affect earnings. For the non-designated portion of the forward contract, gains or losses resulting from changes in the fair value of the derivative are recorded within other income (expense), net.
We do not believe that a 1% increase or decrease in foreign exchange rates between the Canadian Dollar, Indian Rupee and US Dollar would have a material effect on our results of operations or financial condition.
Other than the considerations related to foreign currency forward contracts discussed above, during the nine months ended October 31, 2025, there were no other significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 15, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, as we and the EHR and PM solutions with which we integrate, grow and expand product offerings, the EHR and PM solutions with which we integrate could offer more competitive services or make it more cost prohibitive to do business with them. Some of these EHR and PM systems offer, or may begin to offer, services, including patient intake and engagement services, payment processing tools, patient financing options and direct patient communication services, in the same or similar manner as we do. Although there are many potential opportunities for, and applications of, these services, these EHR and PM systems may seek opportunities or target new clients in areas that may overlap with those that we have chosen to pursue. Such competition from these EHR and PM systems may adversely affect our business, market share and results from operations.
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
Privacy concerns, cyber-attacks, data breaches or cybersecurity incidents relating to our solutions could result in economic loss, damage to our reputation, deterring users from using our products, and exposure to legal penalties and liability.
We collect, process and store significant amounts of sensitive, confidential and proprietary information, including personally identifiable information, such as payment data and protected health information, of patients received in connection with the utilization of our solutions. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise, and they may remain undetected for an extended period of time. For instance, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, coordinated and difficult to defend against. Like other companies in our industry, we, and our third party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. For example, in 2024, we experienced a cybersecurity incident which impacted our ConnectOnCall product. Although we do not believe this, or any other cybersecurity incident, has had a material impact on our business to date, any interruption in our business or disclosure, loss, processing or other compromise of personal information or individually identifiable health information (violating certain privacy laws such as the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information and Technology for Economic and Clinical Health Act ("HITECH Act") and their implementing regulations, collectively referred to as “HIPAA”) or confidential information, or event that jeopardizes the confidentiality, integrity, or availability of our solutions, could result in a material disruption to our solutions and our business operations, require us to expend significant resources and subject us to litigation, fines and penalties. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering fraud (including phishing attacks), and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. While we aim to maintain a robust security program for all of our products to protect such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and may be the result of criminal groups, state sponsored or other malicious actors. We may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems.
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
We are subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our business and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we obtain health information, as well as the healthcare services clients who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. Additionally, our subsidiary, AccessOne MedCard, Inc. (“AccessOne MedCard”) is subject to regulation and supervision of cybersecurity and data privacy matters by state and federal regulators, including state financial regulatory agencies, the U.S. Federal Trade Commission (the “FTC”) and the Consumer Financial Protection Bureau (the “CFPB”), including the New York Department of Financial Services 23 NYCRR Part 500 Cybersecurity Requirements for Financial Services Companies (the “NYDFS Part 500 Requirements”), and the Graham-Leach-Bliley Act (the “GLBA”) and Regulation P promulgated thereunder, which, among other things, require financial institutions to explain their information sharing practices to their customers and to safeguard sensitive data. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws and regulatory requirements. Claims that we have violated individuals’ privacy rights, violated applicable privacy laws and regulations or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business, or enforcement and other supervisory actions. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.
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
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our efforts involve educating our clients and patients about the use, technical capabilities and benefits of our products and services. We do not provide access to our solutions and do not charge fees during this initial sales period. For provider solutions clients that decide to enter into a contract with us, most of these contracts may provide for a preliminary trial period where a subset of the client’s healthcare services locations is granted access to our solutions. Following any such trial period, we aim to increase the number of the client’s healthcare services locations that utilize our solutions. Accordingly, our operating results depend in substantial part on our ability to deliver a successful client and patient experience and persuade our clients and patients to grow their relationship with us over time. If we are unable to do so, we are unlikely to recover these costs and our operating results may suffer.

As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.
The sales cycle for our services can be variable, typically ranging from three to six months or longer from initial contact to contract execution. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from one to 24 months from contract execution to completion of implementation. The variability of our sales and implementation cycle is dependent on numerous factors, including the discretionary nature of potential clients' purchasing and budget decisions and the size and complexity of the applicable client. Some of our new client set-up projects are complex and require a considerable time commitment and significant implementation work, including educating prospective clients about the uses and benefits of our solutions. Each customer’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort and financial resources implementing our service, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of subscription and related implementation revenue over the life of the contract. This could harm our future operating results. If implementation periods are extended, our revenue cycle will be delayed and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.
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
We enter into agreements with our healthcare services clients, under which a significant portion of our fees are variable, including fees which are dependent upon the number of add-on features subscribed for by our clients and the number of patients utilizing our payment processing tools or consumer financing services offered by our subsidiary, AccessOne MedCard. If there is a general reduction in spending by healthcare services organizations on healthcare technology solutions, it may result in a reduction in fees generated from our healthcare services clients or a reduction in the number of add-on features subscribed for by our healthcare services clients. This could lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.
In addition, the number of patients utilizing our payment processing tools or consumer financing services offered by our subsidiary, AccessOne MedCard, and the amounts those patients pay directly to our healthcare services clients for services or patients’ need for extended payment plans offered through AccessOne MedCard, are often impacted by factors outside of our control. For example, macroeconomic conditions and changes in healthcare policy may decrease the number of insured patients and result in reduced healthcare utilization and spending. In addition to economic trends impacting overall healthcare spending, the CFPB and various state attorneys general, state legislatures and state agencies have increased scrutiny of third-party providers of financing for medical services. State governments or specific healthcare institutions may review and amend criteria for charity care eligibility and may enact debt mitigation policies that expand the pool of patients qualifying for free or discounted care, reducing the amount of patient payments processed through our solutions or the number of patients who utilize an extended payment plan offered by AccessOne MedCard. Accordingly, revenue under these agreements can be uncertain and unpredictable. If the number of patients utilizing our payment systems, or the aggregate amounts paid by such patients directly to our healthcare services clients through our solutions or financed with extended payment plans offered through AccessOne MedCard, were to be reduced by a material amount, such decrease would lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.
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
We typically enter into annual contracts with our provider solutions clients, which have a stated initial term of one year and automatically renew for one-year subsequent terms. For most of our solutions, our clients have no obligation to renew their subscriptions after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients and may decrease our annual revenue. Additionally, our subsidiary, AccessOne MedCard has “evergreen” contracts that allow termination for convenience. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, terminate their contracts or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained. Should any of our clients terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other clients over that same period of time.
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
The principal assumptions relating to our market opportunity include the number of healthcare services organizations currently taking appointments, the amount of annual out of pocket consumer spend and out of pocket financed consumer spend for healthcare-related services, and the amount of annual spend by life sciences companies and other organizations on direct communications with patients at the point of care and with healthcare providers. Our market opportunity is also based on the assumption that the strategic approach that Phreesia enables for our potential clients will be more attractive in creating efficiencies in patient care than competing solutions. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.
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
We have incurred significant operating losses for much of our history. For the three and nine months ended October 31, 2025 and the years ended January 31, 2025 and January 31, 2024, we had net income of $4.3 million and net loss of $1.0 million, $58.5 million and $136.9 million, respectively, and losses from operations of $3.7 million, $1.1 million, $58.1 million and $136.5 million respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business, including through acquisitions, and build relationships with our clients and partners, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
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
We have in the past acquired, and we may continue to acquire or invest in, businesses, products or technologies that we believe could complement or expand our products and services, enhance our market coverage or technical capabilities or otherwise offer growth opportunities, such as the acquisition of AccessOne. This may include acquiring or investing in companies, businesses, products or technologies that are tangential to our current business and/or in which we have limited or no prior operating experience.
There are inherent risks in integrating and managing acquisitions, and the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. We cannot assure you that we will realize the anticipated benefits of the AccessOne Acquisition or any future acquisitions. We also may not achieve the anticipated benefits from an acquired business due to a number of factors, including, without limitation:
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
•our inability to comply with legal and regulatory requirements applicable to the acquired business;
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
We may be unable to successfully integrate the business acquired in the AccessOne Acquisition, integration may be more difficult, costly or time consuming than expected, and we may fail to realize all of the anticipated benefits of the AccessOne Acquisition on the anticipated time frame or at all.
We believe that there are significant benefits that may be realized through the AccessOne Acquisition. However, the efforts to realize these benefits will be a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The integration may be more difficult, costly or time consuming than expected. We have incurred, and expect to continue to incur, substantial expenses in connection with the AccessOne Acquisition, including legal, financial advisory, accounting, consulting, and other advisory fees, employee benefit-related costs, filing fees and other regulatory fees, closing, integration and other related costs. The anticipated benefits of the AccessOne Acquisition, including anticipated sales or growth opportunities and cross-selling opportunities, may not be realized as expected or may not be achieved within the anticipated time frame or at all. In addition, we will be required to devote significant attention and resources to successfully integrate the operations of the acquired business. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the AccessOne Acquisition.
Additionally, the success of the AccessOne Acquisition will depend in part on our ability to retain key employees of the acquired business. If we are unable to retain key employees, including management, whose contributions are important to the successful integration and future operations of the companies, we could face disruptions in AccessOne’s operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. We may not be able to locate or retain suitable replacements for any key employees who decide not to remain employed with us.
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
In addition, macroeconomic challenges (including tariffs and other trade restrictions and changes in inflation and interest rates) and a tight labor market have adversely affected, and may continue to adversely affect, workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. Additionally, increasing scrutiny of the treatment of medical debt and charity care thresholds has resulted in, and may result in, changes to U.S. healthcare policy. These factors have and could further decrease healthcare industry spending, adversely affect demand for our products and services, impair the ability of our clients to pay for the products and services they have already purchased from us, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.
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
From time to time, we are or may become involved in claims, lawsuits (whether class actions or individual lawsuits), arbitration proceedings, governmental investigations, and other legal or regulatory proceedings involving commercial, corporate and securities matters; privacy, marketing and communications practices; labor and employment matters; alleged infringement of third-party patents and other intellectual property rights; matters involving compliance with regulatory requirements on lending and consumer protection laws; and other matters. The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant management attention, and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business, customers, and commercial partners and current and former directors and officers. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and adversely impact our ability to attract directors and officers. Notwithstanding the terms of our agreements with our customers, it is possible that one or more of our customers could breach their obligations, which in the aggregate, could adversely affect our business, financial condition, or results of operations. For example, if a customer defaults on its obligations under a customer agreement or terminates a customer agreement prior to the contractual termination date, we may be required to assert a claim to acquire the amount in full due under the customer agreement, which we may choose not to pursue. However, if we choose to pursue any such claim, we may incur substantial costs to resolve claims or enter into litigation or arbitration, and even if we were to prevail in the event of claims, litigation or arbitration, such claims, litigation, or arbitration could be costly and time-consuming and divert the attention of our management and other employees from our business operations.
We are a fully remote company, which subjects us to unique operational risks.
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
Our payments platform is a core element of our business. For the three and nine months ended October 31, 2025 and the fiscal year ended January 31, 2025, our payments platform generated 24% and 24% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payments platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as changes in laws governing medical bill payments or disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, or the credit card interchange fees we receive from such payments were to be reduced as a result of disruptions in the payment processing industry, laws discouraging the use of credit card payments for medical services or other factors, it could result in a decrease to our revenue. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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
Numerous complex federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information, and account holder information collected by our subsidiary AccessOne MedCard pursuant to its role as a consumer lender. State laws may be even more restrictive and not preempted by HIPAA, and may be subject to varying interpretations by the courts and government agencies. In addition, our subsidiary AccessOne MedCard is subject to certain federal and state regulations applicable to financial institutions related to cybersecurity, including the NYDFS Part 500 Requirements, and the GLBA and Regulation P promulgated thereunder, which, among other things, require financial institutions to explain their information sharing practices to their customers and to safeguard sensitive data. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. Further, these varying interpretations could create complex compliance issues for us and our partners and potentially expose us to additional expense, liability, penalties, negatively impact our client relationships, and lead to adverse publicity, and all of these risks could adversely affect our business in the short and long term. In addition, contractual obligations and legislation may limit, forbid or regulate the use or transmission of health information outside of the United States or across other national borders. These developments, if adopted, could render our use of Indian employees and other non-U.S. resources for work related to such data impracticable or substantially more expensive.
We are a “Business Associate” as defined under HIPAA. The U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights may impose civil penalties on a Business Associate for a failure to comply with HIPAA requirements. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Penalties can vary significantly depending on a number of factors, such as whether the Business Associate’s failure to comply was due to willful neglect. State attorneys general also have the right to prosecute HIPAA violations in their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court, its standards have been used as the basis for the duty of care in state civil suits, such as those for recklessness in misusing individuals’ health information. If we are subject to investigation or litigation related to an alleged violation of HIPAA, then we may elect to resolve the matter through a settlement. Such settlement could require payment of a civil penalty or damages, corrective action and/or monitoring of our business by a third party.
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
We rely on a variety of direct marketing techniques, including email marketing. These activities are regulated by legislation such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-

SPAM Act”). Any failure by us to comply fully with the CAN-SPAM Act may leave us subject to substantial fines and penalties. In addition, any future restrictions in laws such as the CAN-SPAM Act, and various United States state laws, or new federal laws regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of our marketing efforts and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could have a material adverse impact on our results of operations.
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
Additionally, our subsidiary, AccessOne MedCard offers medical financing products, which are subject to extensive and evolving federal and state consumer protection, fair lending and other laws and regulations. In recent years, the CFPB and various state attorneys general have increased scrutiny of third-party providers of financing for medical services, and have conducted investigations and brought enforcement actions alleging abusive or otherwise improper lending practices. Heightened scrutiny of, or any additional laws, rules or regulations applicable to, third-party medical financing arrangements could result in increased administrative and compliance costs, exposure to governmental investigations, enforcement actions, fines, penalties or private litigation, and require AccessOne MedCard to modify or limit its products and marketing practices, reducing its ability to participate competitively in this market. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Likewise, if any of the healthcare providers or entities with whom we do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.
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
While our solutions are primarily subject to government regulations pertaining to healthcare, certain aspects of our solutions require, or may require, us to comply with regulatory schema from other areas. Examples of such regulatory schema include:
•Consumer lending regulation. Our subsidiary, AccessOne MedCard receives a portion of its revenue from consumer lending activities. AccessOne MedCard is licensed or registered to engage in consumer lending in multiple states in the United States, subjecting it to extensive state regulatory oversight. For example, AccessOne MedCard must comply with consumer lending laws and regulations governing aspects of its operations, including disclosures, interest and fee limitations, and reporting obligations in each relevant state, creating significant compliance complexity and costs. Changes in state-level consumer lending laws, or changes in or additions to AccessOne MedCard’s product offerings, could require AccessOne MedCard to obtain licenses in additional states, increasing our compliance costs. AccessOne MedCard’s consumer lending activities are also subject to federal lending regulations, including the Truth in Lending Act and the Equal Credit Opportunity Act, among others, and rules promulgated by the CFPB. Failure to comply with applicable state or federal requirements could result in regulatory investigations, enforcement actions, civil or criminal penalties, license suspension or revocation, reputational harm, and increased compliance costs, any of which could materially adversely affect our business, financial condition, and results of operations. State attorneys general may also exercise enforcement authority under both state and federal law. Additionally, financial regulatory bodies may enact new laws or promulgate new regulations or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. Potential new laws, regulations or interpretive guidance, such as stricter standards regarding the marketing, origination, or servicing of medical financing products, enacted at either the state or federal level could impose significant compliance costs and legal risks, or require AccessOne MedCard to alter its product offerings, modify fee structures or change its relationships with healthcare provider clients. Further, heightened regulatory scrutiny or negative publicity surrounding medical financing products could make AccessOne MedCard’s solutions less attractive to potential clients or cause existing clients to discontinue use of the solutions to avoid perceived regulatory risks or reputational harm.
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

Risks relating to our financing needs

The Bridge Loan, net of any prepayments, will become payable in full at maturity on November 11, 2026. There can be no assurance that our cash from operations and available borrowing capacity will be sufficient to satisfy our obligations under the Bridge Loan, and we may be unable to obtain long-term financing or other alternative financing on favorable terms in a timely manner or at all.
The Bridge Loan, net of any prepayments, will become payable in full at maturity on November 11, 2026. Additionally, the Bridge Loan is subject to mandatory prepayment upon certain debt incurrences, equity issuances or asset sales. While we believe that our cash from operations and available borrowing capacity under our Capital One Credit Facility will be sufficient to satisfy our obligations under the Bridge Loan, we expect to refinance or replace the Bridge Loan with a long-term credit facility. However, there can be no assurance that our cash from operations and available borrowing capacity under our Capital One Credit Facility will be sufficient to satisfy our obligations, or that we will obtain long-term financing or other alternative financing on favorable terms in a timely manner or at all. Alternative financing could subject us to higher borrowing costs and additional restrictive covenants not present in the agreements governing our existing Capital One Credit Facility or in the Bridge Loan, which could reduce our profitability and diminish our operational flexibility. If we are unable to repay the Bridge Loan, either through cash from operations, available borrowing capacity under our Capital One Credit Facility or any alternative financing, or if borrowing costs dramatically increase, our ability to meet our short-term and long-term obligations could be adversely affected, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended October 31, 2025, our net cash provided by operating activities was $45.2 million. As of October 31, 2025, we had $106.4 million of cash and cash equivalents, which are held for working capital purposes. As of October 31, 2025 and January 31, 2025, we had no outstanding borrowings under the Capital One Credit Facility, with the ability to borrow up to $50.0 million.
In connection with the closing of the AccessOne Acquisition, on November 12, 2025, we entered into the Bridge Credit Agreement, with respect to a 364-day $110 million secured term loan. The entire amount of the Bridge Loan was funded on the Closing Date and we used the net proceeds thereof to fund a portion of the consideration for the AccessOne Acquisition and to pay related fees and expenses. The Bridge Loan matures on November 11, 2026.
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
Restrictive covenants in the agreements governing our Capital One Credit Facility and the Bridge Loan may restrict our ability to pursue our business strategies.
The Capital One Credit Agreement and the Bridge Credit Agreement contain various restrictive covenants that limit our ability to take certain actions, including, but not limited to, our ability to grant or incur liens, dispose of assets, incur additional indebtedness, make certain investments, restricted payments (including dividends) and restricted debt payments, enter into certain transactions with affiliates and enter into certain mergers and acquisitions. In addition, the Capital One Credit Facility contains financial covenants applicable from time to time, which include Minimum Consolidated EBITDA, Consolidated Fixed Charge Coverage Ratio and Minimum Liquidity, as such terms are defined in the Capital One Credit Agreement, and the Bridge Loan contains a financial covenant that requires the Company to maintain a leverage ratio as per the levels prescribed in the Bridge Credit Agreement.
On November 12, 2025, we entered into the First Amendment to the Capital One Credit Facility. The First Amendment to the Capital One Credit Facility amended the covenant limiting acquisitions to permit the acquisition of AccessOne, amended the covenant limiting additional indebtedness to accommodate the Bridge Loan, and amended the security interest supporting the Capital One Credit Facility to permit the security interests granted in connection with the Bridge Loan. The amendment included further changes to sections governing mandatory and voluntary prepayments, negative covenants and events of default to accommodate the existence of the Bridge Loan.
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
•macroeconomic conditions, such as international tariffs and other trade restrictions, changes in interest rates and economic slowdowns and recessions, and political conditions or events including from the U.S. federal government and those resulting from geopolitical uncertainty and instability or war, such as the ongoing military conflict between Russia and Ukraine and the conflict in the Middle East;
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered securities during the quarter ended October 31, 2025 that were not previously reported on a Current Report on Form 8-K.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On September 16, 2025, Yvonne Hui, our Chief Accounting Officer, adopted a trading arrangement for the sale of our common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. Hui’s Rule 10b5-1 Trading Plan, which expires on September 21, 2026, provides for the sale of (i) up to 8,875 shares of our common stock, net of the number of shares sold to cover Ms. Hui’s taxes and (ii) an additional number of shares receivable upon the vesting of certain equity awards that may be granted pursuant to Ms. Hui’s first half of fiscal year 2026 bonus and full fiscal year 2026 bonus, net of any shares sold in non-discretionary transactions pursuant to our mandatory sell-to-cover policy to cover Ms. Hui’s tax withholding obligations in connection with the vesting and settlement of RSUs.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
2.1* **
Agreement and Plan of Merger, dated as of August 29, 2025, by and among Phreesia, Inc., Ace Merger Sub, Inc., AccessOne Parent Holdings, Inc. and the Representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on September 4, 2025)

3.1
Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange Commission on September 10, 2019)

3.2
Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Quarter report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange Commission on September 7, 2023)

3.3
Fourth Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 14, 2024)

10.1
Form of Support and Joinder Agreement, by and among Phreesia, Inc., AccessOne Parent Holdings, Inc. and the person set forth on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on September 4, 2025)

10.2*
Bridge Loan Credit Agreement, dated as of November 12, 2025, by and among Phreesia, Inc., the lenders from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on November 12, 2025)

10.3* **
First Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of November 12, 2025 by and among the Company, the lenders party thereto, and Capital One National Association, a national banking association, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on November 12, 2025)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
*	Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
**	Certain portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (i) not material to investors and (ii) is the type that the registrant treats as private or confidential. The Company agrees to furnish supplementally an unredacted copy of this exhibit and its materiality and privacy or confidentiality analyses to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHREESIA, INC.

Date: December 9, 2025	By:	/s/ Chaim Indig
Chaim Indig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 9, 2025	By:	/s/ Balaji Gandhi
Balaji Gandhi
Chief Financial Officer
(Principal Financial Officer)