Form 10-K
period 2026-01-31
Phreesia, Inc.
filed 2026-03-31
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026
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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of common stock on July 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on such date was approximately $1,541,348,304. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 25, 2026, there were 60,763,065 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
•We are subject to healthcare laws and data privacy and security laws and regulations governing our collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information and payment card data, which may impose restrictions on us and our operations, require us to change our business practices and put in place additional compliance mechanisms, and subject us to fines, penalties, lawsuits, adverse publicity, reputational harm, loss of client trust or government enforcement actions if we are unable to fully comply with such laws.
•We rely on our third-party contractors, vendors and partners, including some outside of the United States, to execute our business strategy. Replacing them could be difficult and disruptive to our business. If we are unsuccessful in forming or maintaining such relationships on terms favorable to us, our business may not succeed.
•Artificial intelligence presents risks and challenges that can impact our business, including by increasing competition, posing security risks to our confidential information, proprietary information and personal data, and increasing our regulatory and compliance burden.
•The growth of our business relies, in part, on the growth and success of our clients and certain revenues from our engagements, which is difficult to predict and is subject to factors outside of our control.
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
•our ability to maintain and grow positive net income and our ability to maintain and grow positive Adjusted EBITDA;
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
•the uncertainty and ongoing flux of the regulatory and political framework, including potential regulatory, judicial, and legislative changes or developments resulting from the U.S. federal government or other factors;
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
•our ability to incorporate artificial intelligence (“AI”) into our operations and products, while protecting data privacy and against cybersecurity threats;

•our inability to implement our solutions for clients resulting in loss of clients and reputation;
•our dependency on our key personnel, and our ability to attract, hire, integrate, and retain key personnel, including as a result of being a fully remote company;
•the possibility that we may become subject to future litigation and the expected outcome of any ongoing litigation matters;
•our indebtedness and contractual obligations;
•our expectations regarding trends in our key metrics and revenue from subscription fees from our healthcare services clients, payment solutions fees and fees charged to life sciences companies and other organizations for delivering direct communications to help activate, engage and educate patients about topics critical to their health;
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

PART I
Item 1. Business
Overview
Phreesia, Inc. ("Phreesia," "we," "our," or the "Company") was founded in 2005 and completed its initial public offering in July 2019. Phreesia provides an integrated software, payments, and engagement platform designed to address three foundational challenges in healthcare delivery: access to care, affordability of care, and patient health outcomes. Our platform is embedded directly into provider workflows and patient interactions, enabling healthcare organizations to activate patients, streamline administrative processes, and improve financial performance across the care continuum.
We serve a diverse group of healthcare organizations including ambulatory practices, health systems, and hospitals, as well as life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations. Our solutions support the patient journey from care discovery and scheduling through intake, payment, and post-visit follow-up. In fiscal year 2026, our platform facilitated approximately 180 million patient visits, representing approximately one in six ambulatory patient visits in the United States.
In fiscal year 2026, we completed the acquisition (the “AccessOne Acquisition”) of AccessOne Parent Holdings, Inc. (together with its subsidiaries, “AccessOne”), which expands our addressable market for healthcare payments. Our payment solutions now offer healthcare providers a trusted, scalable, compliant and operationally efficient healthcare payment card that accelerates cash flow.
Revenue
We generate revenue through a diversified model that includes three revenue streams: subscription and related services; payment solutions (previously labeled payment processing fees), which include payment processing fees and financing fees; and Network Solutions, which provides a channel for life sciences companies and other organizations to deliver compliant, personalized engagement to patients and providers who use our solutions.
Our business model provides meaningful visibility into future revenue, as our revenue is primarily derived from recurring subscription fees and re-occurring payment processing fees and financing fees. Subscription and related services revenue is relatively consistent throughout the fiscal year due to the recurring nature of our contracts. Payment solutions revenue is typically higher during the first two to three months of the calendar year, driven in part by the resetting of patient deductibles. Network Solutions revenue is primarily generated through annual contracts priced on a per-engagement basis, supported by closed-loop reporting and third-party measurement, and is typically higher in the second half of our fiscal year, reflecting life sciences marketing budget cycles. Phreesia creates high-intent engagement opportunities delivered at critical moments in the care journey.
Our Platform and Solutions
Phreesia’s integrated platform is designed to address challenges patients and healthcare providers face in three core areas: Access, Affordability, and Outcomes.
Access
Phreesia’s solutions facilitate access to care by reducing friction in how patients find, schedule, and register for care, while enabling providers to improve capacity utilization and reduce administrative burden.
Key capabilities include care discovery and scheduling through MediFind, our online provider directory, and self-scheduling tools; appointment optimization and referral management using AI-enabled workflows; and our AI-based smart answering solution for patient communications supported by voice and messaging solutions.
Affordability
Phreesia’s solutions directly address affordability challenges and improve the patient experience while helping providers improve collections, accelerate cash flow, and reduce revenue cycle friction.

Capabilities include eligibility and cost transparency tools, integrated payment solutions embedded in intake and post-visit workflows, and financing solutions that enable healthcare organizations to accelerate cash collections while offering flexible payment options to patients.
Outcomes
Phreesia’s solutions are designed to improve patient outcomes by promoting patient engagement, treatment adherence and satisfaction, while enabling healthcare stakeholders, including providers and life sciences organizations, to measure and influence patient behavior in a compliant and scalable manner.
Capabilities include digital intake and clinical data capture, patient engagement and activation tools, and measurement and analytics solutions.
Market Opportunity
We estimate our total addressable market at approximately $24 billion, consisting of the potential $6.3 billion of subscription and related services revenue generated from the approximately 1.4 million U.S.-based healthcare services organizations who take medical appointments in ambulatory care settings and healthcare service providers who work in hospital settings, (2) the estimated potential $9.1 billion of financing fees, consumer-related transaction and payment processing fees, which are based on a percentage of payments that we process through our platform and address approximately $95.0 billion of annual out of pocket patient spend in ambulatory healthcare related professional services, (3) an estimated potential $8.2 billion in Network solutions revenue, based on projections of healthcare provider marketing spend, direct-to-consumer point-of-care marketing spend and other digital, direct-to-consumer life sciences marketing spend. We believe several industry trends support continued growth in our addressable markets, including increased adoption of digital patient intake and administrative workflow solutions, the transition toward value-based care models that incentivize patient engagement, expanded use of technology solutions across healthcare specialties and provider settings, and increasing patient financial responsibility and related affordability challenges.
Technology and Artificial Intelligence
Our platform is built on a scalable, cloud-enabled architecture designed to support healthcare interoperability and security, and regulatory requirements. We integrate with most major electronic medical record and practice management systems.
We increasingly incorporate artificial intelligence (“AI”) into our solutions and leverage AI to support automation, personalization, analytics, and operational efficiency, including AI-enabled communications, data extraction, campaign forecasting, and software development productivity.
Privacy and security
Privacy and security are our top priorities. We maintain a comprehensive security program designed to safeguard the confidentiality, integrity and availability of our clients’ data. In particular, we deploy physical, administrative and technical controls to appropriately safeguard patient information. We use external security auditors and industry-leading vendors to ensure we have the controls and procedures in place to protect our clients’ sensitive information. We have industry certifications, including HITRUST, PCI-DSS Level 1 Service Provider, Systems and Organization Controls 2 ("SOC 2") and PCI Point-to-Point Encryption. As a PCI-DSS Level 1 Service Provider, we are committed to upholding industry security standards to cardholder data.
We are committed to protecting and safeguarding the information and privacy of our clients and their patients. Our publicly available privacy policies provide detailed information regarding how we protect consumers’ data and the data subject rights of consumers. For more information regarding the privacy and security laws to which we are subject, and information about our cybersecurity risk management strategy and oversight, refer to “—Regulatory Matters” below and Item 1C. Cybersecurity in Part I of this Annual Report on Form 10-K.
Sales and Marketing
We market and sell our solutions using a direct sales organization, with dedicated sales and marketing teams for our healthcare services clients and our Network Solutions clients. Our go-to-market strategy focuses on maximizing total customer enterprise value through an integrated sales and customer success model. Incentives are aligned to overall customer value rather than individual product commissions, supporting land-and-expand growth across our customer base.
Most of our healthcare services customer contracts are structured as annual, auto-renewing agreements, while most of our Network Solutions campaigns have a term of one year and must be resold each year. Sales cycles vary by customer size and complexity. For healthcare services clients, sales cycles typically range from three to twelve months, and up to 18 months for financing contracts with large health systems. Network Solutions sales cycles align with annual life sciences marketing budget cycles, with contracts typically negotiated during the fourth quarter of the calendar year.
Competition
We operate in a competitive and evolving healthcare technology market that includes point solutions and broader platform providers. We face increasing competition from both established vendors and newer market entrants that are incorporating AI into patient access, intake, clinical support, and administrative workflow solutions. Some of these competitors may be able to develop or deploy AI-enabled products rapidly, which may increase competitive pressure in certain areas of our business. We believe we compete effectively based on the breadth of our platform, interoperability, scale of our provider and patient network, compliance-first engagement model, and ability to deliver measurable value.
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
Regulators and legislators in the United States are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025 rule, “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.
Many states also have laws that protect the privacy and security of personal information, including health information, and are, in many cases, not preempted by HIPAA and may be subject to varying interpretations by courts and government agencies. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), created individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and provides consumers with additional rights in their personal data, such as to have their data deleted and to opt-out of certain sales or transfers of personal information. While any information we maintain in our role as a business associate may be exempt from the CCPA, other records and information we maintain may be subject to the CCPA.
In addition to the CCPA, privacy and data security laws have been enacted in numerous other states, reflecting a trend toward more stringent privacy legislation in the U.S. Many of these laws are similarly comprehensive in scope to the CCPA, while other state laws, such as Washington’s My Health My Data Act or U.S. state biometric privacy laws, apply to distinct subsets of sensitive personal data. While these laws contain similarities, they may also impose additional and different requirements on businesses, and grant distinct privacy rights to consumers.
We expect that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the U.S. at the state and federal level. Already in the U.S. we have witnessed significant developments at the state level. These new laws and proposed legislation have added additional complexity, variation in requirements, restrictions and potential legal risk, and required additional investment of resources in compliance programs and impact strategies. While we continue to evaluate the potential impact of new and proposed laws on our business, the application of such laws and their potential impact on our business is difficult to predict. In certain cases, it may become necessary to modify our planned operations and procedures to comply with more stringent state laws. The existence of privacy laws in different states in the country has increasingly made compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Not only may some of these state laws impose fines and penalties upon violators, but also some state laws, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law to which we may be subject.
All 50 states have enacted laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA and pursuant to the related contracts with our business associates, we must report breaches of unsecured PHI to our contractual partners following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.
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
U.S. federal contracting laws
Our subsidiary, Insignia Health, receives a portion of its revenue from customers that are governmental agencies or funded by government programs. As a federal government contractor, Insignia’s government contracts and subcontracts subject Insignia to the Federal Acquisition Regulation (“FAR”) and, among other requirements, the following: (a) termination when appropriated funding for the current fiscal year is exhausted; (b) termination for the governmental customer’s convenience, subject to a negotiated settlement for costs incurred and profit on work completed, along with the right to place contracts out for bid before completion of the full contract term, as well as the right to make unilateral changes in contract requirements, subject to negotiated price adjustments; (c) compliance and reporting requirements related to, among other things, agency-specific policies and regulations, information security, subcontracting requirements, equal employment opportunity, affirmative action for veterans and workers with disabilities and accessibility for the disabled; (d) broad audit rights; (e) specialized remedies for breach and default, including setoff rights, retroactive price adjustments and civil or criminal fraud penalties under the False Claims Act (as described below), re-procurement expenses, as well as mandatory administrative dispute resolution procedures instead of state contract law remedies; and (f) requirements to calculate overhead rates in accordance with the accounting procedures and internal controls required under the FAR standards.
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
U.S. federal and state financial services laws
Our payment solutions are subject to certain financial services laws, regulations and rules, as well as self-regulatory standards such as the Payment Card Industry Data Security Standards. We also must comply with card network rules set by the various card networks with which we are registered as a service provider (payment facilitator or the equivalent) for acquiring member institutions. If we or a client fail to comply with the applicable requirements of card networks, we could be subject to a variety of fines or penalties that may be levied by card networks. A violation of the network rules may result in the termination or suspension of our registration with the affected network. The termination of our registration, including a card network barring us from acting as a payment facilitator, or any changes in card network rules that would impair our registration, could require us to stop providing payment processing services relating to the affected card network.
Our payment solutions must comply with certain laws, including the U.S. Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001 (“PATRIOT Act”), the Customer Due Diligence Rule, and the Anti-Money Laundering Act of 2020 (“AMLA”), which, among other things, contain anti-money laundering and financial transparency laws and mandate the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities.
Additionally, our subsidiary, AccessOne MedCard, offers medical financing products, which are subject to extensive and evolving federal and state consumer protection, fair lending and other laws and regulations, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Military Lending Act and the Servicemembers’ Civil Relief Act, among others, and rules promulgated by the Consumer Financial Protection Bureau (the “CFPB”). AccessOne MedCard is licensed or registered to engage in consumer lending in multiple states in the United States, subjecting it to extensive state regulatory oversight. For example, AccessOne MedCard must comply with consumer lending laws and regulations governing aspects of its operations, including disclosures, interest and fee limitations, and reporting obligations in each relevant state, creating significant compliance complexity and costs. AccessOne MedCard is also subject to certain federal and state regulations applicable to financial institutions related to cybersecurity and privacy, including the New York Department of Financial Services 23 NYCRR Part 500 Cybersecurity Requirements for Financial Services Companies (the “NYDFS Part 500 Requirements”) and the Graham-Leach-Bliley Act (the “GLBA”) and its implementing regulations, including Regulation P and the FTC Safeguards Rule, as well as the FTC’s Identity Theft Red Flags Rule under the Fair Credit Reporting Act. These regulations, among other things, require financial institutions to explain their information sharing practices to their customers, safeguard sensitive data and maintain an identity theft prevention program. Failure to comply with applicable state or federal requirements could result in regulatory investigations, enforcement actions, civil or criminal penalties, license suspension or revocation. State attorneys general may also exercise enforcement authority under both state and federal law.
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
Human Capital Resources
As of January 31, 2026, we had 1,789 full-time employees, including 502 in sales and marketing, 542 in research and development, 551 in services and support and 194 in general and administrative. As of January 31, 2026, we had 756 full-time employees in the United States and 1,033 full-time employees internationally. We also supplement our workforce with contractors and consultants, including a number of contractors and consultants in international locations. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good, and we have not experienced any work stoppages.
Talent and Culture: The success and continued evolution of our company has been due in large part to the talent and engagement of our entire team. Our team members are key pillars of our success and fostering and developing their talent is central to our culture. Attracting and retaining top talent is a high priority for us, and we look to hire smart, passionate and driven individuals who want to be a part of our mission. Our strong company culture and investment in long-term career growth for our people is evidenced by the long tenure of many of our team members with our organization. During our fiscal year ended January 31, 2026, Phreesia was named to the 2025 Deloitte Technology Fast 500TM. Phreesia was also recognized on TIME’s 2025 World’s Top HealthTech Companies list. Additionally, Phreesia was named to G2’s 2025 Best Software Awards. Phreesia was also named one of Becker’s 2026 Top Places to Work in Healthcare. Phreesia was named to the list of "The Top 50 Software Companies of 2025" by The Software Report, our fourth year in a row on the list. Phreesia has also had representation on The Software Report's Top 50 Women Leaders in Software for the past eight years. All of these achievements optimally position us to continue to attract top healthcare and technology talent.
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
The market for our solutions and services is fragmented, competitive and characterized by rapidly evolving technology standards, evolving regulatory requirements, changes in client needs and the frequent introduction of new products and services, including as a result of AI technologies. Our competitors range from smaller niche companies to large, well-financed and technologically-sophisticated entities, including the EHR and PM systems with which we integrate. As costs fall and technology improves, increased market saturation may change the competitive landscape in favor of competitors with greater scale than we currently possess, including as a result of new or better use of evolving AI technologies.
In order to remain competitive, we are continually involved in a number of projects to compete with new market entrants by developing new services, expanding offerings to our existing client base, growing our client base and penetrating new markets. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our clients.
The success of our business and growth strategy depend upon our continued ability to maintain and expand a network of healthcare services clients, which also requires us to provide and develop new high-quality products and services that are helpful to our clients and used and positively received by patients. If we are unable to attract and retain healthcare services clients, including because we are unable to adapt to new industry standards in developing new solutions and services, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. Additionally, if we do not maintain our current client network, or if we have to renegotiate existing contracts on terms less favorable to us, our business, financial condition and results of operations may be harmed.
We believe demand for our solutions and services has been driven in large part by increasing patient responsibility, engagement and consumerism. Our ability to streamline critical workflows in order to improve healthcare services clients’ operations and patient engagement to allow for optimal allocation of resources will be critical to our business. Our success also depends on the ability of our solutions to increase patient engagement, and our ability to demonstrate the value of our solutions to healthcare services clients, patients and life sciences companies. If our existing clients do not recognize or acknowledge the benefits of our solutions or our solutions do not drive patient engagement, then the market for our products and services might develop more slowly than we expect, which could adversely affect our operating results.
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
We compete on the basis of several factors. Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies (including evolving AI technologies), standards or client requirements or provide faster implementations. Additionally, AI technologies may make it easier for competitors to enter our market due to lower up-front costs. As a result, even if our solutions are more effective than the products and services that our competitors offer, potential clients might select competitive products and services in lieu of purchasing our solutions. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their products to the marketplace. Accordingly, new competitors or providers of EHR and PM solutions may emerge that have greater market share, larger client bases, more widely adopted proprietary technologies, greater marketing expertise, new or better AI technologies, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage and could render our existing or future products less competitive or obsolete. We also may be subject to pricing pressures as a result of, among other things, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action and financial stress experienced by our clients. If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected. We cannot be certain that we will be able to retain our current client base in this competitive environment. If we do not retain current clients or expand our client base, or if we have to renegotiate existing contracts unfavorably, our business, financial condition and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the healthcare information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business, financial condition and results of operations.
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

In addition, to manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls and continue to build our qualified workforce in key areas of our company. A key element of how we manage our growth is our ability to scale our capabilities and satisfactorily implement solutions for our clients’ needs. Our healthcare services clients often require specific features or functions unique to their organizational structure, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solutions for our clients in a timely manner. If we are unable to address the needs of our healthcare services clients or our healthcare services clients are unsatisfied with the quality of our solutions or our services due to our inability to manage our rapid growth, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could adversely affect our business. Additionally, our ability to grow our financing business is in part dependent on our access to capital for the securitization of cardholder receivables. If we are unable to maintain or expand our access to capital on favorable terms or at all, we may be unable to offer our financing solutions to a greater number of existing or potential healthcare services clients.
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
•the extent to which developments in AI may reduce demand for our solutions;
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
•our ability to hire and retain qualified personnel;
•changes in the healthcare regulatory and policy environment;
•changes in healthcare, utilization and spending trends, including as a result of changes to healthcare policy and the One Big Beautiful Bill Act (“OBBBA”);
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
Privacy concerns, cyber-attacks, data breaches or cybersecurity incidents relating to our solutions could result in economic loss, damage to our reputation, deterrence of users from using our products, and exposure to legal penalties and liability.
We collect, process and store significant amounts of sensitive, confidential and proprietary information, including personally identifiable information, such as payment data and protected health information, of patients received in connection with the utilization of our solutions. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise, and they may remain undetected for an extended period of time. For instance, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, coordinated and difficult to defend against. Like other companies in our industry, we, and our third-party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. For example, in 2024, we experienced a cybersecurity incident which impacted our ConnectOnCall product. Although we do not believe this, or any other cybersecurity incident, has had a material impact on our business to date, any interruption in our business or disclosure, loss, processing or other compromise of personal information or individually identifiable health information (implicating certain privacy laws such as the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information and Technology for Economic and Clinical Health Act (“HITECH Act”) and their implementing regulations, collectively referred to as “HIPAA”) or confidential information, or event that jeopardizes the confidentiality, integrity, or availability of our solutions, could result in a material disruption to our solutions and our business operations, require us to expend significant resources and subject us to litigation, fines and penalties. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering fraud (including phishing attacks), and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. While we maintain a security program that is designed to protect our products and such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and may be the result of criminal groups, state sponsored or other malicious actors. We may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems.
In addition, some of our third-party service providers and partners, such as Change Healthcare and other clearinghouses or vendors, also collect and/or store our sensitive information and our clients' data on our behalf, and these service providers and partners have in the past, and may in the future be subject to similar threats of cyber-attacks and other malicious internet-based activities, which could also expose us to risk of loss, litigation, and potential liability. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a cybersecurity incident or data breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm client confidence, expose us to government enforcement action, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing clients. The risk of state-supported and geopolitical-related cyber-attacks may increase in connection with political unrest or wars and any related political or economic responses and counter-responses. We may not discover all such cybersecurity incidents, data breaches, or other activity or be able to respond or otherwise address them promptly, in sufficient respects or at all.
We are subject to state laws requiring notification of affected individuals and state regulators in the event of a cybersecurity incident or breach of personal information. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our business and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we obtain health information, as well as the healthcare services clients who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. Additionally, our subsidiary, AccessOne MedCard, Inc. (“AccessOne MedCard”) is subject to regulation and supervision of cybersecurity and data privacy matters by state and federal regulators, including state financial regulatory agencies, the FTC and the CFPB, including the NYDFS Part 500 Requirements, and the GLBA and Regulation P and the FTC Safeguards Rule, as well as the FTC’s Identity Theft Red Flags Rule under the Fair Credit Reporting Act, which, among other things, require financial institutions to explain their information sharing practices to their customers, safeguard sensitive data and maintain an identity theft prevention program. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws and regulatory requirements. Claims that we have violated individuals’ privacy rights, violated applicable privacy laws and regulations or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business, or enforcement and other supervisory actions. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.
Like all internet services, our service, and the services of our third-party service providers, are vulnerable to software bugs, computer viruses, internet worms, break-ins, phishing attacks, attempts to overload servers with denial-of-service, wrongful or inadvertent conduct by insider employees or vendors, or other attacks or similar disruptions from unauthorized use of our and third-party computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access of data. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products, or failure to prevent software bugs, to the satisfaction of our clients or the health and safety of their patients, may harm our reputation and our ability to retain existing clients, and negatively affect our clients and their patients. We have in place systems and processes that are designed to protect our data, prevent data loss, disable undesirable accounts and activities on our platform and prevent or detect cybersecurity incidents or data breaches, however, we cannot assure you that such measures will provide absolute security.
Further, the security systems in place at our employees’ and service providers’ offices and homes may be less secure than those used in a corporate office, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from their offices, homes and other remote locations, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. If an actual or perceived cybersecurity incident or data breach occurs to our systems or a third-party’s systems, such as one that affected our ConnectOnCall product in 2024, we also could be required to expend significant resources to mitigate the breach of security, pay any applicable fines and address matters related to any such breach, including notifying users or regulators, defend against claims related to the breach and address reputational harm.
Our operations in India subject us to additional risks which could have an adverse effect on our business, operating results, and financial condition.
We have a subsidiary in India that performs a number of functions that were previously performed by outside contractors. While we believe our Indian operations are advantageous to our business, they also create risks that we must effectively manage. Conducting business abroad subjects us to increased legal and regulatory compliance and oversight. A failure to comply with applicable laws and regulations could result in regulatory enforcement actions, as well as substantial civil and criminal penalties assessed against us and our employees. The management of our Indian operations has, and will continue to, require significant management attention and financial resources that could adversely affect our operating performance. Wages in India are increasing at a faster rate than those in many countries, including the United States. In addition, with the significant increase in the numbers of foreign businesses that have established operations in India, the competition to attract and retain employees there has increased significantly. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced, and may in the future experience, significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflicts with neighboring countries which may escalate in the future. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business.
Our operating expenses incurred outside the United States and denominated in foreign currencies would increase to the extent we expand our operations in India. Transactions denominated in foreign currencies are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with foreign currency fluctuations, our financial condition and operating results could be adversely affected.

We typically incur significant upfront costs in our client relationships, and if we are unable to develop or grow these relationships over time, we are unlikely to recover these costs and our operating results may suffer.
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our efforts involve educating our clients and patients about the use, technical capabilities and benefits of our products and services. We do not provide access to our solutions and do not charge fees during this initial sales period. For healthcare services clients that decide to enter into a software subscription contract with us, most of these contracts may provide for a preliminary trial period where a subset of the client’s healthcare services locations is granted access to our solutions. Following any such trial period, we aim to increase the number of the client’s healthcare services locations that utilize our solutions. Accordingly, our operating results depend in substantial part on our ability to deliver a successful client and patient experience and persuade our clients to continue and grow their relationship with us over time. If we are unable to do so, we are unlikely to recover these costs and our operating results may suffer.
As a result of our variable sales and implementation cycles, we may be unable to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise harm our future operating results.
The sales cycle for our solutions can be variable, typically ranging from three to twelve months from initial contact to contract execution for healthcare services clients, and up to 18 months for financing contracts with large health systems. Network Solutions sales cycles align with annual life sciences marketing budget cycles, with contracts typically negotiated during the fourth quarter of the calendar year. During the sales cycle, we expend time and resources, and we do not recognize any revenue to offset such expenditures. Our implementation cycle is also variable, typically ranging from one to 24 months from contract execution to completion of implementation. The variability of our sales and implementation cycle is dependent on numerous factors, including the discretionary nature of potential clients' purchasing and budget decisions and the size and complexity of the applicable client. Some of our new client set-up projects are complex and require a considerable time commitment and significant implementation work, including educating prospective clients about the uses and benefits of our solutions. Each client’s situation is different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet our respective implementation responsibilities. During the implementation cycle, we expend substantial time, effort and financial resources implementing our service, but accounting principles do not allow us to recognize the resulting revenue until the service has been implemented, at which time we begin recognition of subscription and related implementation revenue over the life of the contract. This could harm our future operating results. If implementation periods are extended, our revenue cycle will be delayed and our financial condition may be adversely affected. In addition, cancellation of any implementation after it has begun may involve loss to us of time, effort and expenses invested in the cancelled implementation process and lost opportunity for implementing paying clients in that same period of time.
These factors may contribute to substantial fluctuations in our quarterly operating results, particularly during any period in which our sales volume is relatively low. As a result, in future quarters our operating results could fall below the expectations of securities analysts or investors, in which event our stock price would likely decrease.
The growth of our business relies, in part, on the growth and success of our clients and certain revenues from our engagements, which is difficult to predict and is subject to factors outside of our control.
We primarily generate three revenue streams. For example, we enter into agreements with our healthcare services clients, under which a significant portion of our fees are variable, including fees which are dependent upon the number of add-on features subscribed for by our clients and the number of patients utilizing our payment processing tools or financing services offered by our subsidiary, AccessOne MedCard. If there is a general reduction in spending by healthcare services organizations on healthcare technology solutions, it may result in a reduction in fees generated from our healthcare services clients or a reduction in the number of add-on features subscribed for by our healthcare services clients. This could lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.
In addition, we generate revenue from payment processing fees based on patient payment volume and from financing fees that primarily consist of finance charges and servicing fees on cardholder receivables. The number of patients utilizing our payment processing tools or financing options offered by our subsidiary, AccessOne MedCard, and the amounts those patients pay directly to our healthcare services clients for services or choose to finance with extended payment plans, are often impacted by factors outside of our control. For example, macroeconomic conditions and changes in healthcare policy may decrease the number of insured patients and result in reduced healthcare utilization and spending. In addition to economic trends impacting overall healthcare spending, the CFPB and various state attorneys general, state legislatures and state agencies have increased scrutiny of third-party providers of financing for medical services. State governments or specific healthcare institutions may review and amend criteria for charity care eligibility and may enact debt mitigation policies that expand the pool of patients qualifying for free or discounted care, reducing the amount of patient payments processed through our solutions or the demand for extended financing options offered by AccessOne MedCard. Accordingly, revenue under these agreements can be uncertain and unpredictable. If the number of patients utilizing our payment systems, or the aggregate amounts paid by such patients directly to our healthcare services clients through our solutions or financed through AccessOne MedCard, were to be reduced by a material amount, such decrease would lead to a decrease in our revenue, which could harm our business, financial condition and results of operations.
We also generate network solutions revenue through fees charged to life sciences companies and other clients by delivering direct communications to help activate, engage and educate patients who provide consent for the delivery of such communications about topics critical to their health. The growth of our revenue stream from life sciences companies and other clients is driven, in part, by our ability to grow our network of healthcare services clients and available population of patients to engage, the desirability of optional communications to patients, the number of newly approved drugs, the success of newly launched drugs, and the continued success of certain types of drugs, each of which is impacted by factors outside of our control. For example, governmental actions taken by the U.S. federal government, such as changes in the leadership of the FDA, mass layoffs within the federal government, and executive orders, legislation or rulemaking initiatives related to drug pricing and pharmaceutical marketing and advertising, have affected the ability of life sciences companies to successfully develop and market drugs. If there is a reduction or delay in newly approved drugs, newly launched drugs are not successful, certain drugs’ popularity or profitability decreases (including as a result of loss of patent exclusivity), or the ability to engage in drug marketing and advertising is restricted or limited, this could negatively affect the ability of our life sciences clients to deliver relevant messages to patients. As a result, our life sciences clients have taken, and may continue to take, actions such as decreasing marketing budgets, redirecting spend to other marketing channels, seeking more flexible contract terms and increasing expectations regarding campaign performance. Any of these factors could lead to a decrease in our network solutions revenue, which could harm our business, financial condition and results of operations.
If our existing clients are not satisfied with our services, it could have a material adverse effect on our business, financial condition, results of operations and reputation.
We depend on our existing clients’ satisfaction with our products and services. We expect to derive a significant portion of our revenue from renewal of existing clients’ contracts and sales of additional solutions and services to existing clients. As part of our growth strategy, we have focused on expanding our services amongst current clients. As a result, achieving a high client retention rate and selling additional solutions and services to existing clients are critical to our future business, revenue growth and results of operations. We also believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing clients and the patients that they serve and to our ability to attract new clients. The promotion of our brand may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. In addition, the loss or dissatisfaction of any client could substantially harm our brand and reputation, inhibit widespread adoption of our solutions and impair our ability to attract new clients.
Factors that may affect our client satisfaction and our ability to sell additional applications and services include, but are not limited to, the following:
•the price, performance and functionality of our solutions;
•patient acceptance and adoption of services and utilization of our payment processing tools and payment plans;
•the availability, price, performance and functionality of competing solutions;
•our ability to develop and sell complimentary solutions and services;
•our access to capital;
•the stability, performance and security of our hosting infrastructure and hosting services;
•changes in healthcare laws, regulations or trends;
•the business environment of our clients including healthcare staffing shortages and headcount reductions by our clients; and
•our ability to maintain and enhance our reputation and brand recognition.
We typically enter into annual contracts for our software solutions with our healthcare services clients, which have a stated initial term of one year and automatically renew for one-year subsequent terms. For most of our software solutions, our clients have no obligation to renew their subscriptions after the initial term expires. In addition, we typically enter into annual contracts with our network solutions clients with a term of one year, which do not auto-renew and must be renegotiated annually. Our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients and may decrease our annual revenue. Additionally, our financing contracts with healthcare services clients are “evergreen” contracts that allow termination for convenience. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, terminate their contracts or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained. Should any of our clients terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other clients over that same period of time.
The estimates and assumptions we use to determine the size of our target market may prove to be inaccurate, and even if the markets in which we compete meet our size estimates and forecasted growth, our business may not grow at similar rates, or at all.
Market estimates and growth forecasts that we disclose are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts relating to the size and expected growth of the markets for our services may prove to be inaccurate. These estimates and forecasts may be impacted by economic uncertainty that is outside our control, including international conflicts that may impact international trade and global economic performance and other macroeconomic trends, such as tariffs and other trade restrictions and trade protection measures, capital market disruptions, changes in governmental agencies, economic sanctions, economic slowdowns or recessions, international and domestic supply chain risks, inflationary pressure, interest rate increases and declines in consumer confidence that impact our clients.
The principal assumptions relating to our market opportunity include the number of healthcare services organizations currently taking appointments, the amount of annual out of pocket consumer spend and out of pocket financed consumer spend for healthcare-related services, and the amount of annual spend by life sciences companies and other organizations on direct communications to patients at the point of care and to healthcare providers. Our market opportunity is also based on the assumption that the strategic approach that Phreesia enables for our potential clients will be more attractive in creating efficiencies in patient care than competing solutions. If these assumptions prove inaccurate, our business, financial condition and results of operations could be adversely affected.
If we cannot implement our solutions for clients or resolve any technical issues in a timely manner, we may incur costs in the form of service credits or other remedial steps and/or lose clients, and our reputation may be harmed.
Our clients utilize a variety of data formats, applications and infrastructure and we must support our clients’ data formats. Furthermore, the healthcare industry has shifted towards digitalized record keeping, and accordingly, many of our healthcare services clients have developed their own software, or utilize third-party software, for practice management and secure storage of electronic medical records. Our ability to develop and maintain logic-based and scalable technology for patient intake management and engagement, payment processing and financing that successfully integrates with our clients’ software systems for practice management and storage of electronic medical records is critical. If we do not currently support a client’s required data format or appropriately integrate with clients’ systems, then we must configure our solutions to do so, which could increase our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, clients could become dissatisfied and decide not to increase utilization of our services or not to implement our solutions beyond an initial period prior to their term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our client relationships.
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
We have incurred significant operating losses for most of our history. For the years ended January 31, 2026 and January 31, 2025, we had net income of $2.3 million and net loss of $58.5 million, respectively, and losses from operations of $6.6 million and $58.1 million, respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business, including through acquisitions, and build relationships with our clients and partners, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
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
We have in the past acquired, and we may continue to acquire or invest in, businesses, products or technologies that we believe could complement or expand our products and services, enhance our market coverage or technical capabilities or otherwise offer growth opportunities, such as the AccessOne Acquisition. This may include acquiring or investing in companies, businesses, products or technologies that are tangential to our current business and/or in which we have limited or no prior operating experience.
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
We may be unable to successfully integrate the business acquired in the AccessOne Acquisition, integration may be more difficult, costly or time-consuming than expected, and we may fail to realize all of the anticipated benefits of the AccessOne Acquisition on the anticipated time frame or at all.
We believe that there are significant benefits that may be realized through the AccessOne Acquisition. However, the efforts to realize these benefits is a complex process and may disrupt both companies’ existing operations if not implemented in a timely and efficient manner. The integration may be more difficult, costly or time-consuming than expected. We have incurred substantial expenses in connection with the AccessOne Acquisition, including legal, financial advisory, accounting, consulting, and other advisory fees, employee benefit-related costs, filing fees and other regulatory fees, closing, integration and other related costs. The anticipated benefits of the AccessOne Acquisition, including anticipated sales or growth opportunities and cross-selling opportunities, may not be realized as expected or may not be achieved within the anticipated time frame or at all. In addition, we are required to devote significant attention and resources to successfully integrate the operations of the acquired business. This process may disrupt the businesses and, if ineffective, would limit the anticipated benefits of the AccessOne Acquisition.
Additionally, the success of the AccessOne Acquisition will depend in part on our ability to retain key employees of the acquired business. If we are unable to retain key employees, including management, whose contributions are important to the successful integration and future operations of the companies, we could face disruptions in AccessOne’s operations, loss of existing clients, loss of key information, expertise or know-how and unanticipated additional recruitment costs. We may not be able to locate or retain suitable replacements for any key employees who decide not to remain employed with us.

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
We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our focus on the healthcare industry. For example, with respect to our healthcare services clients, we receive a disproportionate increase in payment solutions revenue from such clients during the first two to three months of the calendar year relative to the other months of the year, which is driven, in part, by the resetting of patient deductibles at the beginning of each calendar year. Sales for our network solutions are also seasonal, primarily due to the annual spending patterns of our clients. This portion of our sales is usually the highest in the fourth quarter of each calendar year. While we believe we have visibility into the seasonality of our business, our rapid growth rate over the last several years may have made seasonal fluctuations more difficult to detect, and market dynamics affecting our network solutions clients have resulted in shorter visibility into spending commitments, particularly for the second half of the fiscal year. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.
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
In addition, macroeconomic challenges (including tariffs and other trade restrictions and changes in inflation and interest rates) and a tight labor market have adversely affected, and may continue to adversely affect, workforces, organizations, governments, clients, economies, and financial markets globally and have disrupted the normal operations of many businesses, including our business, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. Additionally, increasing scrutiny of various aspects of the healthcare industry, such as drug pricing and advertising practices, the treatment of medical debt and charity care thresholds, and healthcare coverage eligibility and reimbursement practices, have resulted in, and may result in, changes to U.S. healthcare policy. These factors have and could further decrease healthcare industry spending, adversely affect demand for our products and services, impair the ability of our clients to pay for the products and services they have already purchased from us, cause one or more of our clients to file for bankruptcy protection or go out of business, cause one or more of our clients to fail to renew, terminate, or renegotiate their contracts, impact expected spending from new clients, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.
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
We continue to invest in more robust technology and resources to manage our reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline. In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could prevent us from accurately reporting our financial results. See Item 9A “Controls and Procedures” in this Annual Report on Form 10-K for more information.
From time to time, we are subject to various legal proceedings that could adversely affect our business, financial condition and results of operations.
From time to time, we are or may become involved in claims, lawsuits (whether class actions or individual lawsuits), arbitration proceedings, governmental investigations, and other legal or regulatory proceedings involving commercial, corporate and securities matters; privacy, marketing and communications practices; labor and employment matters; alleged infringement of third-party patents and other intellectual property rights; matters involving compliance with regulatory requirements on lending and consumer protection laws; and other matters. The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant management attention, and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business, clients, and commercial partners and current and former directors and officers. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and adversely impact our ability to attract directors and officers. Notwithstanding the terms of our agreements with our clients, it is possible that one or more of our clients could breach their obligations, which in the aggregate, could adversely affect our business, financial condition, or results of operations. For example, if a client defaults on its obligations under a client agreement or terminates a client agreement prior to the contractual termination date, we may be required to assert a claim to acquire the amount in full due under the client agreement, which we may choose not to pursue. However, if we choose to pursue any such claim, we may incur substantial costs to resolve claims or enter into litigation or arbitration, and even if we were to prevail in the event of claims, litigation or arbitration, such claims, litigation, or arbitration could be costly and time-consuming and divert the attention of our management and other employees from our business operations.
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
Risks relating to our payment processing business
If our payment processing platform is limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments platform, our business may be materially and adversely affected.
Our payment processing platform is a core element of our business. For each of the fiscal years ended January 31, 2026 and January 31, 2025, payment processing fees generated 24% of our total revenue. Our future success depends in part on the continued growth and development of our payment processing platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payment processing platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as changes in laws governing medical bill payments or disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, or the credit card interchange fees we receive from such payments were to be reduced as a result of disruptions in the payment processing industry, laws discouraging the use of credit card payments for medical services or other factors, it could result in a decrease to our revenue. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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
We and our clients are subject to card network rules that could subject us or our clients to a variety of fines or penalties that may be levied by card networks for certain acts or omissions by us or our clients. If a client fails to comply with the applicable requirements of card networks, we could be subject to a variety of fines or penalties that may be levied by card networks. We may have to bear the cost of such fines or penalties if we cannot collect them from the applicable client, resulting in lower earnings or losses for us. A violation of the network rules may result in the termination or suspension of our registration with the affected network. The termination of our registration, including a card network barring us from acting as a payment facilitator, or any changes in card network rules that would impair our registration, could require us to stop providing payment processing services relating to the affected card network, which would adversely affect our ability to conduct our business.

In addition, the rules of card networks are set by their boards, which may be influenced by card issuers. Many banks directly or indirectly sell processing services to clients in competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks’ rules or policies to the detriment of non-members, including us.
Changes in laws and regulations relating to interchange fees on payment card transactions, or increases in card network fees and other changes to fee arrangements, may result in the loss of clients who use our payment processing services and would adversely affect our revenue and results of operations.
We pay interchange fees to the card networks or the card issuers for each transaction we process. The card networks, including Visa, MasterCard, American Express and Discover, may increase, from time to time, the interchange fees that they charge members or service providers, or the fees that they charge acquirers, which would be passed down to processors, payment facilitators and merchants. Although we may attempt to pass these increases along to our clients, this may result in the loss of clients to our competitors that do not pass along the increases. If competitive practices prevent us from passing along the higher fees to our clients in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our earnings. Additionally, provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") known as the Durbin Amendment empowered the Board of Governors of the Federal Reserve System ("FRS"), to establish and regulate a cap on the interchange fees that issuers (e.g. banks) may charge or receive for electronic clearing of debit card transactions. The original regulations implementing the Durbin Amendment established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions, and it established a maximum permissible interchange fee that an issuer may receive for an electronic debit transaction, limiting the fee revenue to debit card issuers and payment processors. If the maximum permissible interchange fee for debit cards, credit cards, or other payment cards is changed or the exempt status of HSA-linked payment cards from such maximum interchange rate caps is lost as a result of amendment to Regulation II by the FRS or any other new rulemaking, legislation, or private litigation challenge, our revenue and profit from payment card transactions processed through our payments platform could decrease, and there could be a material adverse effect on our financial condition and results of operations.
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
Our systems and operations, and those of our third-party providers, are vulnerable to damage or interruption from natural disasters or man-made problems, such as earthquakes, floods, fires, political unrest, acts of terrorism, armed conflict or war (such as the ongoing Russian invasion of Ukraine and the conflict in the Middle East), power loss, break-ins, hardware or software failures, telecommunications failures, computer viruses, cyber-attacks or other attempts to harm our systems and similar events. Any unscheduled interruption in our service would result in an immediate loss of revenue. Frequent or persistent system failures that result in the unavailability of our solutions or slower response times could reduce our clients’ ability to access our solutions, impair our delivery of our products and services and harm the perception of our solutions as reliable, trustworthy and consistent. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.
If our solutions fail to provide accurate and timely information, or if the content delivered to clients and patients or any other element of our service is associated with errors or malfunctions, we could have liability to clients or patients which could adversely affect our results of operations.
Our solutions are used to help healthcare organizations and patients streamline the process of finding, scheduling, receiving and paying for care, and to empower patients and healthcare organizations as they navigate the challenges of an evolving healthcare system. If our solutions or the content delivered to clients and patients fail to provide accurate and timely information or are associated with errors or malfunctions, then healthcare services clients or patients could assert claims against us that could result in substantial costs to us, harm our reputation in the industry and cause demand for our services to decline.
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
We collect, store and display data, including patient health information, for use by healthcare services clients in handling patient intake, payments and engagement and to deliver clinically relevant content to patients. Our clients, their patients, or third parties provide us with most of this data. If this data is incorrect or incomplete, or if we make mistakes in the capture or input of this data, adverse consequences may occur and give rise to product liability and other claims against us. In addition, a court or government agency may take the position that our storage and display of health information exposes us to liability arising out of our intake, storage and display of erroneous health information. While we maintain insurance coverage, we cannot be certain that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.
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
Risks relating to laws and regulations applicable to our industry
We are subject to healthcare laws and data privacy and security laws and regulations governing our collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information and payment card data, which may impose restrictions on us and our operations, require us to change our business practices and put in place additional compliance mechanisms, and subject us to fines, penalties, lawsuits, adverse publicity, reputational harm, loss of client trust or government enforcement actions if we are unable to fully comply with such laws.
Numerous complex federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information, and account holder information collected by our subsidiary AccessOne MedCard pursuant to its role as a consumer lender. State laws may be even more restrictive and not preempted by HIPAA, and may be subject to varying interpretations by the courts and government agencies. In addition, our subsidiary AccessOne MedCard is subject to certain federal and state regulations applicable to financial institutions related to cybersecurity, including the NYDFS Part 500 Requirements, and the GLBA and its implementing regulations, including Regulation P and the FTC Safeguards Rule, as well as the FTC’s Identity Theft Red Flags Rule under the Fair Credit Reporting Act. These regulations, among other things, require financial institutions to explain their information sharing practices to their customers, safeguard sensitive data and maintain an identity theft prevention program. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. Further, these varying interpretations could create complex compliance issues for us and our partners and potentially expose us to additional expense, liability, penalties, negatively impact our client relationships, and lead to adverse publicity, and all of these risks could adversely affect our business in the short and long term. In addition, contractual obligations and legislation may limit, forbid or regulate the use or transmission of health information outside of the United States or across other national borders. These developments, if adopted, could render our use of Indian employees and other non-U.S. resources for work related to such data impracticable or substantially more expensive.
With respect to certain of our solutions, we are a “business associate” as defined under HIPAA. The U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights may impose civil penalties on a business associate for a failure to comply with HIPAA requirements. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Penalties can vary significantly depending on a number of factors, such as whether the business associate’s failure to comply was due to willful neglect. State attorneys general also have the right to prosecute HIPAA violations in their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court, its standards have been used as the basis for the duty of care in state civil suits, such as those for recklessness in misusing individuals’ health information. If we are subject to investigation or litigation related to an alleged violation of HIPAA, such as the ConnectonCall Case, then we may elect to resolve the matter through a settlement. Such settlement could require payment of a civil penalty or damages, corrective action and/or monitoring of our business by a third party.
Like other companies in our industry, we and our third-party vendors have experienced and will likely experience threats and security incidents that could affect our information or systems. The security measures that we and our third-party vendors have in place are designed to ensure compliance with privacy and data protection laws, but we cannot guarantee that we and our subcontractors will not experience cyber-attacks, acts of vandalism or theft, computer viruses, misplaced or lost data, malfeasance, programming and human errors or other similar events. Under the HITECH Act, as a business associate we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we are not aware of any non-compliance or violations of any applicable privacy and data protection laws that have not been addressed, and we believe we are in compliance with such laws, there can be no assurance that we will not receive notices of non-compliance or violations in the future.
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
Other federal and state laws restrict the use and protect the privacy and security of personally identifiable information, in many cases are not preempted by HIPAA and may be subject to varying interpretations by courts and government agencies. These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could adversely affect our business. States continue to introduce and adopt new and amended laws, regulations and industry standards concerning privacy, data protection and information security. The first of these was the CCPA, as amended by the

CPRA, which amendments went into effect on January 1, 2023. The CCPA created specific obligations with respect to processing and storing personal information, and the CPRA amendments created a state agency that is vested with authority to implement and enforce the CCPA. In addition to the CCPA, similar privacy and data security laws have been enacted in numerous other states. These new laws have and will impose similar, additional, and in some cases more restrictive requirements than the CCPA created.
Furthermore, other states have proposed or enacted legislation that is focused on more narrow aspects of privacy. For example, a small number of states, including Illinois and Texas, have passed laws that protect biometric information and other states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act. The My Health My Data Act imposed state restrictions and requirements on the processing and sale of consumer health data and created a private right of action, which further increases our relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
We cannot yet determine the full impact these laws or other such future laws, regulations and standards may have on our current or future business. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in various states in the U.S. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country, and the heightened scrutiny associated with the enforcement of such laws, could make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. State laws are changing rapidly and there have been discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject, if enacted.
While we primarily process data of consumers located within the United States, we process data of consumers located in other jurisdictions and have employees outside of the United States that may be subject to foreign laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our clients must comply. Cross-border data transfers and other future developments regarding local data residency and access could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could adversely affect our business and financial position could greatly increase our cost of providing our solutions and services, require significant changes to our operations or even prevent us from offering certain services in specific jurisdictions. In addition, limitations on our ability to use or transmit health information outside of the U.S. make our compliance obligations more complex and could impose restrictions on our ability to recruit and maintain employees residing outside of the U.S., which could, in turn, adversely affect our business.
Specifically, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule, “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements, and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. While Phreesia does not currently transfer data to these countries of concern, we are continuing to monitor the applicability of these new regulations and similar rules that may be enacted from time to time.
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
Certain of our products and services are also subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards ("PCI-DSS"), AICPA Security Organization Control 2 ("SOC 2") and HITRUST certification, which apply to or are maintained by certain of our solutions. In the event we fail to comply with the PCI-DSS or fail to maintain our SOC 2 or HITRUST certification, we could be in breach of our obligations under client and other contracts, penalties could result, and we may suffer reputational harm and damage to our business. Further, certain of our clients expect us to comply with more stringent privacy, data storage and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and in some cases we are obligated contractually to comply with additional or different standards relating to our handling or protection of data.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with domestic or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected data breach or privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation (such as the ConnectonCall Case, fines and penalties or adverse publicity and could cause our clients to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit retention of services by existing clients or adoption of our services by new clients.

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
Additionally, while we do not allow any third-party cookies, tags or trackers (collectively, “cookies”) to be placed in the content on our platform, we utilize cookies on some of our public websites to collect data about visitors to our websites in order to administer our sites, enhance users’ web-browsing experience, analyze trends and gather information about users’ activities on our sites. Our ability to collect, analyze, use and share information collected via cookies is governed by U.S. and foreign laws and regulations which change from time to time, such as those regulating the level of consumer notice and consent required before a company can employ cookies to collect data about interactions with users online.
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
Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, in 2020, the HHS, Office of the National Coordinator for Health Information Technology ("ONC") and Centers for Medicare & Medicaid Services (“CMS”) promulgated final rules to clarify and operationalize provisions of the 21st Century Cures Act ("Cures Act"), regarding interoperability and “information blocking,” and create significant new requirements for healthcare industry participants. Information blocking is defined as activity that is likely to interfere with, prevent, or materially discourage access, exchange, or use of EHI, where a health information technology developer, health information network or health information exchange knows or should know that such practice is likely to interfere with access to, exchange or use of EHI. On January 9, 2024, the ONC issued a final rule modifying certain components of the existing information blocking regulations, including modifying and expanding certain exceptions to the information blocking regulations, which are intended to support information sharing.
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
In addition, we are subject to various other laws and regulations, including, among others, anti-kickback laws, antitrust laws, financial services laws and the privacy and data protection laws described below.
We conduct business in a heavily regulated industry in an uncertain and evolving political and regulatory environment, and any failure to comply with applicable healthcare laws and government regulations could result in financial penalties, adverse regulatory action and adverse publicity, or could require us to make significant operational changes, any of which could harm our business.
Our current and future arrangements with healthcare services clients, life sciences companies and patients subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws, HIPAA and regulations promulgated under such laws. These laws impact, among other things, proposed sales, marketing and educational programs, and other interactions with healthcare providers and patients. For more information regarding the risks related to these laws and regulations please see “Business – Regulatory Matters” in this Annual Report on Form 10-K.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment. Federal and state enforcement bodies have increased their scrutiny of interactions between healthcare industry participants, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Because of the breadth of these laws and the narrowness of their statutory or regulatory exceptions and safe harbors, some of our business activities may be subject to challenge under one or more of them.
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. The risk of our being found in violation of healthcare laws and regulations is increased by the fact that their provisions are sometimes complex and open to a variety of interpretations. Executive orders and other governmental actions, particularly from the U.S. presidential administration, have increased and may further increase uncertainty about how laws and regulations will be interpreted and applied, and there has been an increase in legal challenges to healthcare regulations and agency guidance and decisions, including but not limited to those issued by HHS and certain of its agencies, such as the CMS, FDA, and Office of Inspector General.
Additionally, our subsidiary, AccessOne MedCard offers medical financing products, which are subject to extensive and evolving federal and state consumer protection, fair lending and other laws and regulations. In recent years, the CFPB and various state attorneys general have increased scrutiny of third-party providers of financing for medical services, and have conducted investigations and brought enforcement actions alleging abusive or otherwise improper lending practices. Heightened scrutiny of, or any additional laws, rules or regulations applicable to, third-party medical financing arrangements could result in increased administrative and compliance costs, exposure to governmental investigations, enforcement actions, fines, penalties or private litigation, and require AccessOne MedCard to modify or limit its products and marketing practices, reducing its ability to participate competitively in this market.It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Likewise, if any of the healthcare providers or entities with whom we do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. Further, defending against any such actions can be costly and time-consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.
We may be subject to risks related to government contracts and related procurement regulations.
We derive revenues from contracts with the U.S. federal government, state and local governments. Our contracts with federal, state, local and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We are from time to time subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. In addition, many federal, state, local and foreign governments and their agencies are have undertaken, or face pressure to undertake, significant spending reductions, and demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations. These factors may combine to potentially limit the revenue we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex than those found in commercial enterprise agreements and therefore are more costly to comply with. Any of these risks related to contracting with government entities could adversely impact our future sales and operating results.
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
Our solutions rely on a third-party service provider for delivery of calls, emails, text messages and other forms of electronic communication. If we were unable to use any one of our current service providers, alternate providers are available; however, we believe our revenue could be impacted for some period as we transition to a new provider, and the new provider may be unable to provide equivalent or satisfactory services. Any disruption or restriction on the distribution of our communications, termination or disruption of our relationships with our third-party service providers or any increase in the associated costs, may be beyond our control and would adversely affect our business.
Artificial intelligence presents risks and challenges that can impact our business, including by increasing competition, posing security risks to our confidential information, proprietary information and personal data, and increasing our regulatory and compliance burden.
As with many technological innovations, AI presents opportunities for enhanced productivity and innovation but also presents risks and challenges that could impact our business. Issues in the development and use of AI, combined with an uncertain regulatory environment and emerging ethical issues, may result in competitive disadvantage, reputational harm, liability or other adverse consequences to our business operations.
Developments in AI have impacted the software industry and we expect this impact to continue. AI has become increasingly prevalent in the markets in which we operate and may result in changes in the demand for our solutions, including, but not limited to, reducing the difficulty and cost for competitors to build and launch competitive products or by making aspects of our solutions obsolete. Our competitive position could be harmed if we fail to adopt and integrate AI effectively into our operations and product offerings. The successful implementation of AI technologies requires significant investment in talent, infrastructure, and ongoing research and development. While we have made, and expect to continue to make, significant investments to integrate AI into our solutions and operations, AI technologies are rapidly evolving and there can be no guarantee that our solutions will remain competitive as new AI technologies are developed and adopted. Market acceptance, understanding, and valuation and consumer perceptions of platforms, products, and programs that incorporate AI technologies is uncertain, and the perceived value of AI technologies could be inaccurate. Developing, testing and deploying AI systems may also increase the cost profile of our solutions due to the nature of the computing costs involved in such systems.

Misjudging the convergence of AI with our business needs may lead to inefficiencies or obsolescence of our services or solutions.
We use AI technologies licensed from third parties, including in our solutions, and our ability to continue to use such third-party AI technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. Additionally, we, or our clients, may choose, or be required, not to use certain AI technologies due to security, compliance, reputational or other considerations. If our use of such AI technologies is restricted, if such AI technologies become incompatible with our solutions and programs or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, and no comparable alternative is available, our solutions may become less appealing to our clients and our business may be adversely affected. In addition, to the extent any third-party AI technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected AI provider.
Additionally, our employees, vendors and third-party partners use AI to perform their work. Certain of our vendors incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. If we, our vendors, or our third-party partners experience an actual or perceived data breach or cybersecurity incident because of the use of generative AI, we may lose valuable intellectual property, personal data and/or confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these outcomes could damage our reputation, subject us to legal liability, result in the loss of valuable property and information, and adversely impact our business.
A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the use of AI in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with the use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act (the “AI Act”) on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines. In the United States, the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we develop or use AI systems that are governed by the these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. we may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.
The rapid evolution of AI will require the application of significant resources to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, AI systems can present risks related to accuracy, bias, errors, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, false or “hallucinatory” inferences or outputs, and other harms may flow from our development, use, or deployment of AI technologies. For example, if the content, analyses, or recommendations that AI systems assist in producing are, or are alleged or perceived to be inaccurate, deficient, or biased, our reputation, competitive position, business, financial condition, and results of operations may be adversely affected. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools. Any of these effects could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
Our future success will depend, in part, on our ability to leverage AI responsibly, effectively and in compliance with laws and regulations. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, competitive or technological risks that may arise relating to the use of AI.
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
While our solutions are primarily subject to government regulations pertaining to healthcare, certain aspects of our solutions require, or may require, us to comply with regulatory schema from other areas. Examples of such regulatory schema include:
•Financial services regulation. Our payment solutions must comply with certain laws, including the BSA, as amended by the PATRIOT Act, the Customer Due Diligence Rule, and the AMLA, which, among other things, contain anti-money laundering and financial transparency laws and mandate the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Additionally, our subsidiary, AccessOne MedCard receives a portion of its revenue from consumer lending activities. AccessOne MedCard is licensed or registered to engage in consumer lending in multiple states in the United States, subjecting it to extensive state regulatory oversight. For example, AccessOne MedCard must comply with consumer lending laws and regulations governing aspects of its operations, including disclosures, interest and fee limitations, and reporting obligations in each relevant state, creating significant compliance complexity and costs. Changes in state-level consumer lending laws, or changes in or additions to AccessOne MedCard’s product offerings, could require AccessOne MedCard to obtain licenses in additional states, increasing our compliance costs. AccessOne MedCard’s consumer lending activities are also subject to federal lending regulations, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Military Lending Act and the Servicemembers’ Civil Relief Act, among others, and rules promulgated by the CFPB. Failure to comply with applicable state or federal requirements could result in regulatory investigations, enforcement actions, civil or criminal penalties, license suspension or revocation, reputational harm, and increased compliance costs, any of which could materially adversely affect our business, financial condition, and results of operations. State attorneys general may also exercise enforcement authority under both state and federal law. Additionally, financial regulatory bodies may enact new laws or promulgate new regulations or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. Potential new laws, regulations or interpretive guidance, such as stricter standards regarding the marketing, origination, or servicing of medical financing products, enacted at either the state or federal level could impose significant compliance costs and legal risks, or require AccessOne MedCard to alter its product offerings, modify fee structures or change its relationships with healthcare provider clients. Further, heightened regulatory scrutiny or negative publicity surrounding medical financing products could make AccessOne MedCard’s solutions less attractive to potential clients or cause existing clients to discontinue use of the solutions to avoid perceived regulatory risks or reputational harm.

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
•In addition, our subsidiary in India could increase our risk of violations of the aforementioned laws and regulations. Despite our policies, procedures and compliance programs, our internal controls and compliance systems may not be able to protect us from prohibited acts willfully committed by our employees, agents or business partners that would violate such applicable laws and regulations.
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
Our dependence on third-party contractors to support key functions of our business creates numerous risks, in particular, the risk that we may not maintain service quality, control or effective management with respect to these operations. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our solutions and services, and could divert management’s time and resources. Our reputation and our clients’ willingness to purchase our solutions and partners’ willingness to use our products depend, in part, on our third-party contractors’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. If our third-party contractors fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.
These third-party contractors, some of which handle sensitive data on our behalf, could be non-compliant with regulatory requirements or our contractual provisions regarding the handling of sensitive data, despite our best efforts to monitor their compliance and mitigate risks in our contractual cost-shifting provisions. Even if these third parties are compliant, they still could be the victims of sophisticated cyber-attacks or other unforeseeable events, such as the cyber-attack affecting Change Healthcare in 2024. The ability of our third-party contractors to effectively satisfy our business requirements could be impacted by financial difficulty of our third-party contractors or damage to their operations caused by fire, terrorist attack, natural disaster, or other events. It would be difficult to replace some of our third-party contractors and third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future, and our business and operations could be adversely affected. If these services fail or are of poor quality, our business, reputation and operating results could be harmed. For example, the ongoing Russian war against Ukraine has, and may continue to, impact macroeconomic conditions, give rise to regional instability, increase the threat of cyberwarfare and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our third-party contractors that have employees and consultants located in Ukraine. Further, although the length and impact of the continuing conflict are highly unpredictable, individuals located in these areas have been and could continue to be forced to evacuate or voluntarily choose to relocate, making them unavailable to provide services, such as software engineering, to support our business. It could also disrupt or delay our communications with such resources or the flow of funds to support their operations, or otherwise render some of our resources unavailable. While we have risk mitigation efforts in place, the realization of any of these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift some of our development activities to other jurisdictions and/or third-party contractors, which may result in significant disruption, including delays in releases of new versions or updates of our software and incurrence of additional costs. We anticipate that we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services could be impaired, and, as a result, our competitive position or our results of operations could suffer.
We also depend on our third-party processing partners to perform payment processing services, which generate the majority of our payment solutions revenue. Our processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business. A number of our processing contracts require us to assume liability for any losses our processing partners may suffer as a result of losses caused by our healthcare services clients and their patients, including losses caused by chargebacks and fraud. Thus, in the event of a significant loss by our processing partners, we may be required to pay-out a large amount of cash in one or two business days following such event and, if we do not have sufficient cash on hand, may be deemed in breach of such contracts. A contractual dispute with our processing partners could adversely impact our revenue. Certain contracts may expire or be terminated, and we may not be able to enter into a new payment processor relationship that replicates the associated revenue for a considerable period of time. Further, a portion of our payment solutions revenue is generated through finance charges and servicing fees on cardholder receivables. A portion of these cardholder receivables are sold to an unaffiliated financial institution pursuant to the Securitization Program. If we are unable to maintain the Securitization Program or enter into a new securitization relationship with another third-party financial institution, our financing fees revenue could be adversely affected.
In addition, we have entered into contracts with providers of EHR and PM solutions, and we intend to pursue such agreements in the future. These contracts are typically structured as commercial and technical agreements, pursuant to which we integrate certain of our solutions into the EHR and PM systems that are utilized by many of our clients, for agreed payments or provision of services to such providers of EHR and PM solutions. Our ability to form and maintain these agreements in order to facilitate the integration of our solutions into the EHR and PM systems used by our healthcare services clients and their patients is important to the success of our business. We or the providers of EHR and PM solutions with which we contract may terminate or seek to amend our agreements in response to future laws or regulations, such as those involving the access, exchange, and use of EHI, or for competitive reasons. If providers of EHR or PM solutions amend, terminate or fail to perform their obligations under their agreements with us, we may need to seek other ways of integrating our solutions with the EHR and PM systems of our healthcare services clients, which could be costly and time-consuming, and could adversely affect our business results.
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
We rely on third-party suppliers and contract manufacturers for the materials and components used to operate our solutions and product offerings, and to manufacture and assemble our hardware, including the PhreesiaPad and our on-site kiosks, which we refer to as Arrivals Kiosks. We rely on various third-party suppliers and a contract manufacturer, for example, as the manufacturer of our PhreesiaPads and Arrivals Kiosks, which help drive our business and support our subscription, payment solutions and network solutions offerings. In connection with these services, our contract manufacturer builds new hardware for us and refurbishes and maintains existing hardware.
Any of our other suppliers or third-party contract manufacturers may be unwilling or unable to supply the necessary materials and components or manufacture and assemble our products reliably and at the levels we anticipate or that are required by the market. If we are required to change contract manufacturers due to any change in or termination of our relationships with these third parties, or if our manufacturers are unable to obtain the materials they need to produce our products at consistent prices or at all, (including, without limitation, because of the effect of tariffs or other trade restrictions), we may lose sales, incur increased costs or otherwise experience impairment to our client relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) and our key metrics requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to, but not limited to, revenue recognition, business combinations, capitalized internal-use software, transfers and servicing of financial assets, assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, the grant-date fair value of stock-based compensation awards, and the fair value of identifiable assets acquired and liabilities assumed in business combinations. Changes in accounting rules and interpretations or in our accounting assumptions, estimates and/or judgments could significantly impact our consolidated financial statements. In some cases, we could be required to delay the filing of our consolidated financial statements, or to apply a new or revised standard retroactively, resulting in restating prior period consolidated financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
As of January 31, 2026, we had U.S. federal and state net operating loss carryforwards ("NOLs") of $587.2 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. The Company has completed a Section 382 study through January 31, 2026 and as a result the analysis identified ownership changes on November 30, 2006, February 2, 2009 and April 30, 2020. The ownership change in 2006 resulted in approximately $316 of NOLs that were generated in 2005 and 2006 that have or will expire unutilized due to Section 382 annual limitations. The ownership changes in 2009 and 2020 resulted in limitation of approximately $12,388 and $136,020 NOLs, respectively, but those NOLs are now available to use. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act of 2017, as amended by The Coronavirus Aid, Relief, and Economic Security Act of 2020, the amount of post-2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.
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
In order to support the growth of our business, we may need to incur additional indebtedness under our current credit facility or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the year ended January 31, 2026, our net cash provided by operating activities was $78.8 million. As of January 31, 2026, we had $73.8 million of cash and cash equivalents, which are held for working capital purposes.
In connection with the closing of the AccessOne Acquisition, we entered into the Bridge Loan and used the net proceeds thereof to fund a portion of the consideration for the AccessOne Acquisition. As of January 31, 2026, we had $90 million outstanding principal balance under the Bridge Loan, and no outstanding borrowings under the Existing Capital One Credit Facility, with available borrowing capacity of $50.0 million. On March 13, 2026, subsequent to the end of the fiscal year, we completed the Refinancing, pursuant to which we entered into the New Capital One Credit Facility and repaid all outstanding indebtedness and obligations under the Bridge Loan, and terminated the Bridge Loan and the Existing Capital One Credit Facility without penalty. The unused borrowing capacity of the New Capital One Credit Facility is available to the Company for working capital, capital expenditures, permitted acquisitions and other general corporate purposes.
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
Restrictive covenants in the agreements governing our New Capital One Credit Facility may restrict our ability to pursue our business strategies.
The New Capital One Credit Agreement contains various restrictive covenants that limit our ability to take certain actions, including, but not limited to, our ability to grant or incur liens, dispose of assets, incur additional indebtedness, make certain investments, restricted payments (including dividends) and restricted debt payments, enter into certain mergers and acquisitions, subject in each case to certain customary exclusions, exceptions and baskets. In addition, the New Capital One Credit Facility contains financial covenants applicable from time to time, which include Total Net Leverage Ratio and Fixed Charge Coverage Ratio, as such terms are defined in the New Capital One Credit Agreement.
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
•indebtedness incurred in the future;
•actual or anticipated developments in our business, our competitors' businesses, or the competitive landscape generally, including developments in AI technologies and the introduction of new products and services by us or our competitors;
•the timing, size and integration success of recent and potential future acquisitions, including the AccessOne Acquisition;
•issuance of new or changed securities analysts’ reports or recommendations;
•additions or departures of key personnel;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business or the healthcare industry generally;
•regulatory developments;
•litigation and governmental investigations;
•the impact of public health concerns, on the economy, our company, our clients, suppliers or employees;
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

On March 12, 2025, our Board of Directors authorized a stock repurchase program. Under the program, we may repurchase up to 2.5 million shares of our common stock from time to time. The stock repurchase program does not obligate us to repurchase a specified number or dollar value of shares, and the program may be modified, suspended or discontinued at any time without prior notice. Our ability to return capital to stockholders through stock repurchases principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, cash received from clients and cash paid to employees and suppliers, and other factors impacting our financial condition, some of which are beyond our control. The existence of the stock repurchase program could cause our common stock to trade at a higher price than it otherwise would. Although the program is intended to enhance long-term stockholder value, there is no assurance it will do so because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the program. Any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions, or business opportunities and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of the stock repurchase program. Further, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. In addition, our stock repurchase program may be suspended or discontinued at any time and may not enhance long-term stockholder value. Additionally, the Inflation Reduction Act of 2022 added Section 4501 of the Code, which generally imposes a 1% non-deductible U.S. federal excise tax (the “Stock Buyback Tax”) on certain repurchases of stock by publicly traded U.S. corporations.
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
As part of our cybersecurity risk management program, we maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business. Further, all personnel are required to undergo cybersecurity training during onboarding and, thereafter, on an annual basis to reinforce the Company’s information security policies, standards and practices. Additionally, we conduct extensive cybersecurity assessments of potential acquisition targets to understand potential threats and mitigate risks, and the acquisition integration process includes alignment with relevant information security policies and procedures following completion of the transaction. We maintain cyber liability insurance to help mitigate potential liabilities resulting from cybersecurity issues, although our insurance may not cover all types of cybersecurity incidents or all losses that we incur.
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
Governance
Phreesia takes a cross-functional approach to address the risks from cybersecurity threats. The Company’s Board of Directors (the “Board”) maintains oversight responsibility over the Company’s enterprise risk management (“ERM”) program, which incorporates the Company’s cybersecurity risk management program. The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the “Audit Committee”), which regularly interacts with the Company’s ERM function, the Company’s Chief Technology Officer, along with other members of management including the Chief Information Security Officer and the Chief Privacy Officer.
The Company’s Chief Information Security Officer is principally responsible for day-to-day management of the Company’s cybersecurity risk management program and reports to the Chief Technology Officer. The Chief Information Security Officer has more than 15 years of cybersecurity experience, including leadership roles at four publicly traded companies. He is a Certified Information Systems Security Professional, holds a M.S. in Security Technologies from the University of Minnesota and is an alumnus of the FBI Citizen’s Academy. The Chief Technology Officer has served in various leadership roles in information technology and information security at the Company for over 15 years and holds a B.S. in computer science from Worcester Polytechnic Institute. The Chief Technology Officer reports directly to the Chief Executive Officer and works in coordination with the other members of the leadership team, which includes our General Counsel, President, Provider Solutions, President, Network Solutions and Chief Financial Officer. The Chief Technology Officer oversees a team of security professionals, which is led by the Chief Information Security Officer. The security team includes approximately 40 security professionals, 30 of whom are security engineers or analysts. The security team’s functions include identity and access management; security operations and incident response; governance, risk, and compliance; security architecture; third-party risk management, and application security.
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
The following graph shows a comparison the period beginning on January 31, 2021 and ending on January 31, 2026 of the cumulative total stockholder return on our common stock, the NYSE Composite Index, S&P 500, and the S&P 1500 Composite Software and Services Index, each of which assumes an initial investment of $100 and reinvestment of all dividends. Such returns are based on historical results and are not intended to suggest future performance.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
$0
01/31/21
01/31/22
01/31/23
01/31/24
01/31/25
01/31/26
Phreesia, Inc.
S&P 500 Index
NYSE Composite Index
S&P 1500 Composite Software & Services Index

Stockholders
We had approximately 32 stockholders of record as of March 26, 2026; however, because many of our outstanding shares are held in accounts with brokers and other institutions, we believe we have more beneficial owners. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy
We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate declaring or paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, restrictions that may be imposed by applicable law and our contracts and other factors the board of directors deems relevant. Additionally, our ability to pay dividends on our common stock is limited by restrictions under the terms of the New Capital One Credit Facility.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans in Part III - Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the fiscal year ended January 31, 2026 that were not previously reported on a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
In March 2025, our Board of Directors authorized a stock repurchase program. Under the program, we may repurchase up to 2.5 million shares of our common stock from time to time through open market purchases, privately negotiated transactions, block purchases or other methods that comply with applicable securities laws, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Exchange Act. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares of our common stock, and the program may be modified, suspended or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to repurchases pursuant to our stock repurchase program. There were no repurchases during the year ended January 31, 2026.
Use of Proceeds from Sales of Registered Securities
Not applicable.

Item 6. Reserved
Not applicable.

Item 7. Management’s discussion and analysis of financial condition and results of operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends January 31. References to fiscal 2026 and 2025 refer to the fiscal years ended January 31, 2026 and 2025, respectively. When we use the terms “we,” “us,” “our,” “Phreesia,” the “Company” or similar words in this report, we are referring to, as the context may require, (i) for periods prior to November 12, 2025, Phreesia, Inc., a Delaware corporation, together with its subsidiaries Access eForms, LLC, a Texas limited liability company; ConnectOnCall.com, LLC, a New York limited liability company; Insignia Health, LLC, an Oregon limited liability company; MediFind, Inc., a Delaware corporation; Phreesia International LLC , a Delaware limited liability company; and Phreesia India Private Limited, an India private limited company and (ii) for periods on or after November 12, 2025, this also includes AccessOne Parent Holdings, Inc., a Delaware corporation, and its subsidiaries (“AccessOne”).
Basis of Presentation
This management's discussion and analysis discusses our financial condition and results of operations for the years ended January 31, 2026 and 2025. Please refer to Part II - Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 31, 2025 for a comparison of the year ended January 31, 2025 to the year ended January 31, 2024.
Financial Highlights
Fiscal 2026
•Total revenue increased 14% to $480.6 million in fiscal 2026, as compared to $419.8 million in fiscal 2025.
•Net income was $2.3 million in fiscal 2026, as compared to net loss of $58.5 million in fiscal 2025.
•Adjusted EBITDA was $101.5 million in fiscal 2026, as compared to $36.8 million in fiscal 2025.
•Cash provided by operating activities was $78.8 million in fiscal 2026, as compared to $32.4 million in fiscal 2025.
•Free cash flow was $54.4 million in fiscal 2026, as compared to $8.3 million in fiscal 2025.
•Cash, cash equivalents and restricted cash was $73.8 million as of January 31, 2026, as compared to $84.2 million as of January 31, 2025.
Adjusted EBITDA and Free cash flow are Non-GAAP measures. For a reconciliation of Adjusted EBITDA to net loss and a reconciliation of free cash flow to net cash provided by operating activities, and for more information as to how we define and calculate such measures, see the section below titled “Non-GAAP financial measures.”
Overview
We provide an integrated software, payments, and engagement platform designed to address three foundational challenges in healthcare delivery: access to care, affordability of care, and health patient outcomes. Our platform is embedded directly into provider workflows and patient interactions, enabling healthcare organizations to activate patients, streamline administrative processes, and improve financial performance across the care continuum. Our integrated platform is designed to address challenges patients and healthcare providers face in three core areas: Access, Affordability, and Outcomes.
Access: Our solutions facilitate access to care by reducing friction in how patients find, schedule, and register for care, while enabling providers to improve capacity utilization and reduce administrative burden. Key capabilities include care discovery and scheduling through MediFind, our online provider directory, and self-scheduling tools; appointment optimization and referral management using AI-enabled workflows; and our AI-based smart answering solution patient communications supported by voice and messaging solutions.

Affordability: Our solutions directly address affordability challenges and improve the patient experience while helping providers improve collections, accelerate cash flow, and reduce revenue cycle friction. Capabilities include eligibility and cost transparency tools, integrated payment solutions embedded in intake and post-visit workflows, and financing solutions that enable healthcare organizations to accelerate cash collections while offering flexible payment options to patients.
Outcomes: Our solutions are designed to improve patient outcomes by promoting patient engagement, treatment adherence and satisfaction, while enabling healthcare stakeholders, including providers and life sciences organizations, to measure and influence patient behavior in a compliant and scalable manner. Capabilities include digital intake and clinical data capture, patient engagement and activation tools, and measurement and analytics solutions.
We serve a diverse group of healthcare organizations including ambulatory practices, health systems, and hospitals, as well as life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations. Our solutions support the patient journey from care discovery and scheduling through intake, payment, and post-visit follow-up. In fiscal year 2026, our platform facilitated approximately 180 million patient visits, representing approximately one in six ambulatory patient visits in the United States.
We generate revenue through a diversified model that includes three revenue streams: subscription and related services; payment solutions, which include payment processing fees and financing fees; and Network Solutions, which provides a channel for life sciences companies and other organizations to deliver compliant, personalized engagement to patients and providers who use our solutions.
Subscription and related services revenue is relatively consistent throughout the fiscal year due to the recurring nature of our contracts. Payment solutions revenue is typically higher during the first two to three months of the calendar year, driven in part by the resetting of patient deductibles. Network Solutions revenue is primarily generated through annual contracts priced on a per-engagement basis, supported by closed-loop reporting and third-party measurement, and is typically higher in the second half of our fiscal year, reflecting life sciences marketing budget cycles. Phreesia creates high-intent engagement opportunities delivered at critical moments in the care journey.
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
Recent developments and current economic conditions
AccessOne Acquisition
On August 29, 2025, the Company entered into a definitive agreement (the “Merger Agreement”) to acquire AccessOne for the base purchase price of approximately $160.0 million, subject to customary closing and post-closing adjustments (such transactions contemplated by the agreement, the “AccessOne Acquisition”). On November 12, 2025 (the "Closing Date"), we completed the transactions contemplated by the Merger Agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, Ace Merger Sub, Inc. merged with and into AccessOne, with AccessOne continuing as the surviving corporation and becoming a wholly owned subsidiary of the Company. The purchase price was funded with a combination of cash and the net proceeds from a new, 364-day $110.0 million secured term loan (the “Bridge Loan”) entered into on the Closing Date.
The AccessOne Acquisition expands our addressable market for healthcare payments. Our payment solutions now offer healthcare providers a trusted, scalable, compliant and operationally efficient healthcare payment card that accelerates cash flow.
Bridge Loan
On the Closing Date, in connection with the closing of the AccessOne Acquisition, the Company entered into a bridge loan credit agreement (the “Bridge Credit Agreement”) by and among the Company, the lenders from time to time party thereto, and Goldman Sachs Bank USA, as administrative agent, collateral agent, sole lead arranger and bookrunner, with respect to the Bridge Loan. The Bridge Loan had an outstanding principal amount of $110.0 million and bore interest at a fluctuating rate per annum equal to, at the Company’s option, the forward-looking Secured Overnight Financing Rate (such borrowings, “SOFR Loans”) plus an applicable margin. The Bridge Loan had a maturity date of November 11, 2026. The interest rate applicable to the Bridge Loan would have increased by 0.5% every three months following the closing date of November 12, 2025.
During the three months ended January 31, 2026, the Company repaid $20.0 million of the outstanding principal balance of the Bridge Loan. As of January 31, 2026, the Company had $90.0 million outstanding under the Bridge Loan.
Subsequent to the end of the fiscal year, in connection with the Refinancing (as defined below), the Company terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Credit Agreement. See “--New Capital One Credit Facility and Refinancing.”
First Amendment to the Existing Capital One Credit Facility
On the Closing Date, in connection with the closing of the AccessOne Acquisition and entry into the Bridge Credit Agreement, the Company entered into an amendment (the “First Amendment”) to its 5-year, $50.0 million senior secured asset-based revolving credit facility (as amended, the “Existing Capital One Credit Facility”). The First Amendment amended the covenant limiting acquisitions to permit the acquisition of AccessOne, amended the covenant limiting additional indebtedness to accommodate the Bridge Loan, and amended the security interest supporting the Existing Capital One Credit Facility to permit the security interests granted in connection with the Bridge Loan. The amendment included further changes to sections governing mandatory and voluntary prepayments, negative covenants and events of default to accommodate the existence of the Bridge Loan.
Subsequent to the end of the fiscal year, the Existing Capital One Credit Facility was terminated without penalty in connection with the Refinancing. See “--New Capital One Credit Facility and Refinancing.”
New Capital One Credit Facility and Refinancing
Subsequent to the end of the fiscal year, on March 13, 2026 (the “Refinancing Date”), the Company and certain of its subsidiaries (collectively, the “Credit Parties”) entered into a Credit Agreement (the “New Capital One Credit Agreement”) by and among the Company, as the borrower, the other Credit Parties, as guarantors, the financial institutions from time to time party thereto as lenders, and Capital One as agent for the lenders and for itself as lender, providing for a senior secured revolving credit facility (the “New Capital One Credit Facility”) up to an aggregate principal amount of $275.0 million, of which $92.0 million was borrowed on the Refinancing Date, and which includes a swingline sublimit of $20.0 million and a letter of credit sublimit of $10.0 million. The unused borrowing capacity on the facility is available to the Company for working capital, capital expenditures, permitted acquisitions and general corporate purposes.
The New Capital One Credit Agreement bears interest at a rate per annum based on SOFR or a Base Rate as specified in the New Capital One Credit Agreement. Swingline loans must be Base Rate loans. The Company is permitted to repay the Credit Facility, in whole or in part, without penalty or premium, subject to certain notice periods.
The Company will pay an unused line fee equal to the product of (i) a commitment fee percentage ranging from 0.25% to 0.40% per annum based on the applicable total net leverage ratio and (ii) the unused portion of the revolving commitments under the Credit Facility.
On the Refinancing Date, in connection with the entry into the New Capital One Credit Facility, the Company terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Loan and the Existing Capital One Credit Facility. All security agreements and related financing arrangements entered into with the Company’s former lenders under the Bridge Loan and the Existing Capital One Credit Facility were terminated substantially concurrently with the effectiveness of the New Capital One Credit Agreement. The transactions that occurred on the Refinancing Date are referred to collectively as the “Refinancing.”
Macroeconomic environment and geopolitical conditions
Our business is directly and indirectly affected by macroeconomic conditions, geopolitical conditions and the state of global financial markets. Geopolitical uncertainty resulting, in part, from the military conflict between Russia and Ukraine and the conflict in the Middle East, as well as other macro-economic conditions, such as the impact of pandemics, changes in interest rates, inflation in the cost of goods, services and labor, tariff and trade issues, or a recession or an economic slowdown in the U.S. or internationally, have contributed to significant volatility and declines in global financial markets. The uncertainty over the extent and duration of the ongoing conflicts and these macroeconomic conditions continues to cause disruptions to businesses and markets worldwide. Additionally, the U.S. federal government has caused, and may continue to cause, additional geopolitical and macroeconomic uncertainty. For example, certain of our network solutions clients are committing fewer dollars due to brand-specific dynamics and the impact of regulatory policies, though we do not believe these developments are signaling a structural shift in demand for our solutions. While none of these factors individually has had a material impact on our business to date, it is difficult to predict the potential impact these factors may have on our future business results or in the financial condition or purchasing patterns of our customers, partners and suppliers, and each could adversely impact our business operations, financial performance and results of operations. We continue to closely monitor these macroeconomic and geopolitical developments and their potential impact on our business and financial condition.
Key Metrics
We regularly review the following key metrics to measure our performance, identify trends affecting our business, formulate financial projections, make strategic business decisions and assess working capital needs.

	For the fiscal years ended January 31,		Change
	2026	2025	Amount	%
Average number of healthcare services clients ("AHSCs")	4,514	4,203	311	7%
Total revenue per AHSC	$106,467	$99,884	$6,583	7%
•AHSCs. We define AHSCs as the average number of clients that generate subscription and related services or payment solutions revenue each month during the applicable period. In cases where we act as a subcontractor providing white-label services to our partner's clients, we treat the contractual relationship as a single healthcare services client. We believe growth in AHSCs is a key indicator of the performance of our business and depends, in part, on our ability to successfully develop and market our solutions to healthcare services organizations that are not yet clients. We believe growth in AHSCs provides useful information to investors as an important indicator of expected revenue growth. In addition, growth in AHSCs informs our management of the areas of our business that will require further investment to support expected future AHSC growth. For example, as AHSCs increase, we may need to add to our customer support team and invest to maintain effectiveness and performance of our solutions for our healthcare services clients and their patients.
•Total revenue per AHSC. We define total revenue per AHSC as total revenue in a given period divided by the number of AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment solutions revenue. Additionally, our relationships with healthcare services clients who subscribe to our solutions give us the opportunity to engage with life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations who deliver direct communication to patients through our solutions. As a result, we believe that our ability to increase total revenue per AHSC provides useful information to investors as an indicator of the long-term value of our solutions. Total revenue per AHSC was $106,467 for the year ended January 31, 2026 compared to $99,884 for the year ended January 31, 2025, an increase of 7%. The increase was primarily driven by network solutions revenue growth that outpaced AHSC growth.
Additional Information

	For the fiscal years ended January 31,		Change
	2026	2025	Amount	%
Patient payment volume (in millions)	$4,873	$4,420	$453	10%
Payment facilitator volume percentage	83%	81%	2%	2%
The information above reflects our payment processing operations and does not reflect the operations acquired in the AccessOne Acquisition. As of January 31, 2026, AccessOne had a managed portfolio of cardholder receivables of approximately $419 million. For the fourth quarter of fiscal 2026, AccessOne’s business generated revenues equal to approximately 2.3% of the portfolio.
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

•Payment facilitator volume percentage. We define payment facilitator volume percentage as the volume of credit and debit card patient payments that we process as a payment facilitator as a percentage of total patient payment volume. Payment facilitator volume is a major driver of our payment solutions revenue.
Results of operations
The following tables set forth our results of operations for the periods presented and as a percentage of revenue for those periods:

	For the fiscal years ended January 31,
(in thousands)	2026	2025	2026	2025
Revenue
Subscription and related services	$219,461	$196,510	46%	47%
Payment solutions(1)	121,459	101,740	25%	24%
Network solutions	139,671	121,563	29%	29%
Total revenues	480,591	419,813	100%	100%
Expenses
Cost of revenue (excluding depreciation and amortization)	71,365	66,227	15%	16%
Payment solutions expense(1)	82,758	68,707	17%	16%
Sales and marketing	100,243	121,129	21%	29%
Research and development	121,481	117,364	25%	28%
General and administrative	79,903	76,597	17%	18%
Depreciation	12,972	14,183	3%	3%
Amortization	18,481	13,703	4%	3%
Total expenses	487,203	477,910	101%	114%
Operating loss	(6,612)	(58,097)	(1)%	(14)%
Other income, net	2,953	1,956	1%	—%
Loss on extinguishment of debt	(501)	—	—%	—%
Interest expense	(6,953)	(2,347)	(1)%	(1)%
Interest income	2,173	2,677	—%	1%
Total other (expense) income, net	(2,328)	2,286	—%	1%
Loss before income tax expense	(8,940)	(55,811)	(2)%	(13)%
Income tax benefit (expense)	11,246	(2,716)	2%	(1)%
Net income (loss)	$2,306	$(58,527)	—%	(14)%
(1) The revenue line previously labeled “Payment processing fees” has been relabeled “Payment solutions” to reflect the expanded scope of our payments offerings following the AccessOne Acquisition, which closed on November 12, 2025. Additionally, “Payment processing expense” has been relabeled “Payment solutions expense.” Prior period amounts have not been reclassified, as the Company did not own the acquired operations in prior periods and the change in presentation did not affect any previously reported amounts. See Note 2 - Basis of presentation.

Components of consolidated statements of operations
Revenue
We generate revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. We derive revenue from subscription fees and related services generated from our healthcare services clients for access to our solutions, payment solutions fees based on patient payment processing volume and financing fees based on a portfolio of cardholder receivables; and from fees from life sciences companies and other organizations for delivering direct communications to help activate, engage and educate patients about topics critical to their health.
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
•Payment solutions. We generate revenue from patient payment processing fees and financing fees.
◦We generate revenue from payment processing fees based on the number of transactions and the levels of patient payment volume processed through our solutions. Payment processing fees are generally calculated as a percentage of the total transaction dollar value processed and/or a fee per transaction. The remainder of our patient payment volume is composed of credit and debit transactions for which Phreesia acts as a gateway to another payment processor, and cash and check transactions. Patient payment responsibility typically declines as a share of total spending as the calendar year progresses due to benefit design. Consistent with that trend, payment volume on a per client basis has historically been lower in the second half of our fiscal year as compared to the first half of our fiscal year.
◦Financing fees primarily consist of finance charges earned on cardholder receivables and fees for servicing cardholder receivables. Finance charges include interest, late fees and other service charges assessed on patient accounts. Servicing fees are assessed based on payment balances collected
•Network solutions. We generate revenue from life sciences companies and other organizations for delivering direct communications to patients. As we expand our healthcare services client base, we increase the number of new patients we can reach to deliver our direct communications to help activate, engage and educate patients about topics critical to their health on behalf of life sciences companies and other organizations.
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
Payment solutions expense
Payment solutions expense consists primarily of interchange fees set by payment card networks that are ultimately paid to the card-issuing financial institution, assessment fees paid to payment card networks, and fees paid to third-party payment processors and gateways. Payment solutions expense may increase as a percentage of payment solutions revenue if card networks raise pricing for interchange and assessment fees or if we reduce pricing to our clients. Payment solutions expense also includes fees payable in connection with the securitization, as well as direct costs of servicing cardholder receivables.
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
Other income, net
Our other income and expense line items consist of the following:
•Other income, net. Other income, net consists of foreign currency related losses and gains and other miscellaneous income (expense).
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
Income tax benefit (expense)
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that the majority of our U.S. deferred tax assets as of January 31, 2026 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In periods when we conclude we will have future taxable income sufficient to realize the deferred tax assets, we reduce the valuation allowance. Income tax expense also includes U.S. state and local income taxes and foreign income taxes. We record unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjust these balances when our judgment changes as a result of the evaluation of new information previously not available.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in the year ended January 2026 and others implemented through fiscal year ending January 2028. The Company will no longer be required to capitalize its domestic research and experimental costs under Section 174 of the Internal Revenue Code beginning with the tax year ended January 31, 2026. The Company evaluated the impact of the OBBBA and determined that it did not have a material impact on the Company’s consolidated financial statements for the year ended January 31, 2026.

Comparison of fiscal 2026 versus fiscal 2025
Revenue

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Subscription and related services	$219,461	$196,510	$22,951	12%
Payment solutions	121,459	101,740	19,719	19%
Network solutions	139,671	121,563	18,108	15%
Total revenue	$480,591	$419,813	$60,778	14%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations increased $23.0 million to $219.5 million for fiscal 2026, as compared to $196.5 million for fiscal 2025, primarily due to new healthcare services clients as well as expansion of and cross-selling to existing healthcare services clients.
•Payment solutions. Our payment solutions revenue increased $19.7 million to $121.5 million for fiscal 2026, as compared to $101.7 million for fiscal 2025, due to the addition of new healthcare services clients, which drove increases in patient visits and patient payments processed through our platform, and the AccessOne Acquisition, which contributed revenue beginning on November 12, 2025.
•Network solutions. Our revenue from life sciences clients and other organizations increased $18.1 million to $139.7 million for fiscal 2026, as compared to $121.6 million for fiscal 2025 due to an increase in engagement, education programs and deeper patient outreach among the existing programs.
Cost of revenue (excluding depreciation and amortization)

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$71,365	$66,227	$5,138	8%
Cost of revenue (excluding depreciation and amortization) increased $5.1 million to $71.4 million for fiscal 2026, as compared to $66.2 million for fiscal 2025. The increase resulted primarily from a $10.4 million increase in other third-party costs driven by growth in revenue, as well as additional cost of revenue (excluding depreciation and amortization) recognized for AccessOne, partially offset by a $5.3 million decrease in labor costs.
Stock compensation incurred related to cost of revenue was $3.9 million and $4.9 million for fiscal 2026 and fiscal 2025, respectively.
Payment solutions expense

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Payment solutions expense	$82,758	$68,707	$14,051	20%
Payment solutions expense increased $14.1 million to $82.8 million for fiscal 2026, as compared to $68.7 million for fiscal 2025. The increase resulted primarily from the increase in payment processing revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year, as well as additional payment solutions expense recognized for AccessOne.
Sales and marketing

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$100,243	$121,129	$(20,886)	(17%)

Sales and marketing expense decreased $20.9 million to $100.2 million for fiscal 2026, as compared to $121.1 million for fiscal 2025. The decrease resulted primarily from a $23.5 million decrease in labor costs, partially offset by a $2.6 million increase in other third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $20.2 million and $22.0 million for fiscal 2026 and fiscal 2025, respectively.
Research and development

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Research and development	$121,481	$117,364	$4,117	4%
Research and development expense increased $4.1 million to $121.5 million for fiscal 2026, as compared to $117.4 million for fiscal 2025. The increase resulted primarily from a $3.3 million increase in software costs, a $0.7 million increase in other third-party costs and a $0.2 million increase in labor costs.
Stock compensation incurred related to research and development expense was $17.0 million and $15.3 million in fiscal 2026 and fiscal 2025, respectively.
General and administrative

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$79,903	$76,597	$3,306	4%
General and administrative expense increased $3.3 million to $79.9 million for fiscal 2026, as compared to $76.6 million for fiscal 2025. The increase primarily resulted from a $9.2 million increase in third-party costs associated with the AccessOne Acquisition, partially offset by a $2.8 million decrease in other third-party general and administrative expenses and a $3.1 million decrease in labor costs.
Stock compensation incurred related to general and administrative expense was $26.3 million and $24.8 million in fiscal 2026 and fiscal 2025, respectively.
Depreciation

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Depreciation	$12,972	$14,183	$(1,211)	(9%)
Depreciation expense decreased $1.2 million to $13.0 million for fiscal 2026, as compared to $14.2 million for fiscal 2025. The decrease was primarily attributable to lower computer equipment depreciation.
Amortization

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Amortization	$18,481	$13,703	$4,778	35%
Amortization expense increased $4.8 million to $18.5 million for fiscal 2026, as compared to $13.7 million for fiscal 2025. The increase was primarily driven by higher amortization of capitalized internal-use software development costs as well as amortization of intangible assets acquired through the AccessOne Acquisition.

Other income, net

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Other income, net	$2,953	$1,956	$997	51%
Other income, net was income of $3.0 million for fiscal 2026 as compared to $2.0 million for fiscal 2025. The increase was driven primarily by $1.0 million of unrealized gains on the fair value of financial instruments, partially offset by a gain recorded in fiscal 2025 in connection with a settlement with the former equity holders of ConnectOnCall. Other income, net in fiscal 2026 is comprised primarily of other miscellaneous income and expense, gains on the fair value of financial instruments and foreign exchange gains and losses due to changes in rates.
Loss on extinguishment of debt

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Loss on extinguishment of debt	$(501)	$—	$(501)	(100%)
During fiscal 2026, we recorded a $0.5 million loss on extinguishment of debt in connection with the write-off of deferred financing costs in connection with the First Amendment to the Capital One Credit Facility.
Interest expense

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Interest expense	$(6,953)	$(2,347)	$(4,606)	196%
Interest expense increased by $4.6 million to $7.0 million for fiscal 2026, as compared to $2.3 million for fiscal 2025. The increase is primarily attributable to interest expense recorded in connection with the Bridge Loan.
Interest income

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Interest income	$2,173	$2,677	$(504)	(19%)
Interest income decreased by $0.5 million to $2.2 million for fiscal 2026, as compared to $2.7 million for fiscal 2025. The decrease is primarily attributable to lower interest income earned from our cash and cash equivalent balances.
Income tax benefit (expense)

	Fiscal years ended January 31,
(in thousands)	2026	2025	$ Change	% Change
Income tax benefit (expense)	$11,246	$(2,716)	$13,962	(514%)
We recognized an income tax benefit of $11.2 million for fiscal 2026, as compared to income tax expense of $2.7 million for fiscal 2025. The income tax benefit for fiscal 2026 was driven primarily by the release of $13.1 million of valuation allowance of our U.S. federal deferred tax assets, as deferred tax liabilities recorded in connection with the AccessOne Acquisition provided a source of income to realize a portion of our U.S. federal deferred tax assets.
Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with

GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We calculate Adjusted EBITDA as net income or loss before interest expense, interest income, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense, loss on extinguishment of debt, other income, net and certain other items that are not considered to reflect our operating activities and performance within the ordinary course of business, such as acquisition- and restructuring-related costs.
The calculation of Adjusted EBITDA was updated beginning in the three months ended October 31, 2025 to include an adjustment for acquisition-related costs, which consist primarily of legal, advisory and other professional fees and integration costs related to acquisitions. Management believes adjusting for these acquisition-related costs provides investors with a more consistent period-to-period comparison of our core operating performance and trends. For periods prior to the three months ended October 31, 2025, the calculation of Adjusted EBITDA did not adjust for acquisition-related costs, and prior periods have not been retroactively adjusted.
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
Our use of Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are as follows:
•Although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) tax payments that may represent a reduction in cash available to us; (4) loss on extinguishment of debt; (5) interest expense; (6) interest income; (7) other income, net; or (8) certain other items that are not considered to reflect our operating activities and performance within the ordinary course of business, such as acquisition- and restructuring-related costs; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider Adjusted EBITDA along with other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our GAAP financial results.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2026	2025
Net income (loss)	$2,306	$(58,527)
Interest expense	6,953	2,347
Interest income	(2,173)	(2,677)
Income tax (benefit) expense	(11,246)	2,716
Depreciation and amortization	31,453	27,886
Stock-based compensation expense	67,452	66,975
Loss on extinguishment of debt	501	—
Other income, net	(2,953)	(1,956)
Other items affecting comparability(1)	9,223	—
Adjusted EBITDA	$101,516	$36,764
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
The following table presents a reconciliation of free cash flow from net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	For the fiscal years ended January 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$78,814	$32,381
Less:
Capitalized internal-use software	(13,296)	(15,380)
Purchases of property and equipment	(11,101)	(8,709)
Free cash flow	$54,417	$8,292
Liquidity and capital resources
As of January 31, 2026 and 2025, we had cash, cash equivalents and restricted cash of $73.8 million and $84.2 million, respectively. Cash, cash equivalents and restricted cash consist of money market mutual funds and cash on deposit.
We believe that our existing cash, cash equivalents and restricted cash, along with cash generated in the normal course of business, will be sufficient to meet our needs for at least the next 12 months.
We also have additional borrowing capacity under the New Capital One Credit Facility, subject to certain restrictive covenants.
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
AccessOne Acquisition
On the Closing Date, we acquired AccessOne for a consideration transferred of approximately $163.7 million, including post-closing adjustments. The purchase price was funded with a combination of cash and the net proceeds from the Bridge Loan entered into on the Closing Date.
Bridge Loan
On the Closing Date, in connection with the AccessOne Acquisition, we entered into the Bridge Credit Agreement with respect to a new, 364-day $110.0 million secured term loan. The net proceeds of the Bridge Loan were used to fund a portion of the purchase price of the AccessOne Acquisition. The Bridge Loan had an outstanding principal amount of $110.0 million and a maturity date of November 11, 2026 and could be prepaid at any time without penalty.
During the three months ended January 31, 2026, we repaid $20.0 million of the outstanding principal balance of the Bridge Loan. As of January 31, 2026, the outstanding principal balance of the Bridge Loan was $90.0 million.
Subsequent to the end of the fiscal year, in connection with the Refinancing, we terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Loan. All security agreements and related financing arrangements entered into with our former lenders under the Bridge Loan were terminated substantially concurrently with the effectiveness of the New Capital One Credit Agreement.
Existing Capital One Credit Facility
In December 2023, we entered into a 5-year, $50.0 million senior secured asset-based revolving credit facility (as amended, the “Existing Capital One Credit Facility") maturing in December 2028, which included a swingline sub-limit of at least $5.0 million and a letter of credit sub-limit of at least $5.0 million.
On the Closing Date, in connection with the closing of the AccessOne Acquisition and entry into the Bridge Credit Agreement, the Company entered into an amendment to the Existing Capital One Credit Facility, which amended the covenant limiting acquisitions to permit the AccessOne Acquisition, amended the covenant limiting additional indebtedness to accommodate the Bridge Loan, and amended the security interest supporting the Existing Capital One Credit Facility to permit the security interests granted in connection with the Bridge Loan. The amendment included further changes to sections governing mandatory and voluntary prepayments, negative covenants and events of default to accommodate the existence of the Bridge Loan.
The Existing Capital One Credit Facility contained financial covenants that, among other things, required us to maintain minimum Consolidated EBITDA, minimum Liquidity, and a minimum Consolidated Fixed Charge Coverage Ratio, as well as a restriction on the amount of dividends, limitations on incurring additional indebtedness, limitations on acquisitions and limitations on the amount of cash and cash equivalents we held outside Capital One, each as defined in the Existing Capital One Credit Agreement. We were in compliance with all covenants related to the Existing Capital One Credit Facility as of January 31, 2026.
Subsequent to the end of the fiscal year, the Existing Capital One Credit Facility was terminated without penalty in connection with the Refinancing.
New Capital One Credit Facility and Refinancing
Subsequent to the end of the fiscal year, on March 13, 2026 (the “Refinancing Date”), we and certain of our subsidiaries (collectively, the “Credit Parties”) entered into a Credit Agreement (the “New Capital One Credit Agreement”) providing for a senior secured revolving credit facility (the “New Capital One Credit Facility”) up to an aggregate principal amount of $275.0 million, of which $92.0 million was borrowed on the Refinancing Date, and which includes a swingline sublimit of $20.0 million and a letter of credit sublimit of $10.0 million. The unused borrowing capacity on the facility is available to us for working capital, capital expenditures, permitted acquisitions and general corporate purposes.
The New Capital One Credit Agreement bears interest at a rate per annum based on SOFR or a Base Rate as specified in the New Capital One Credit Agreement. Swingline loans must be Base Rate loans. We are permitted to repay the Credit Facility, in whole or in part, without penalty or premium, subject to certain notice periods.
The Company will pay an unused line fee equal to the product of (i) a commitment fee percentage ranging from 0.25% to 0.40% per annum based on the applicable total net leverage ratio and (ii) the unused portion of the revolving commitments under the Credit Facility.
On the Refinancing Date, in connection with the entry into the New Capital One Credit Facility, the Company terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Loan and the Existing Capital One Credit Facility. All security agreements and related financing arrangements entered into with the Company’s former lenders under the Bridge Loan and the Existing Capital One Credit Facility were terminated substantially concurrently with the effectiveness of the New Capital One Credit Agreement. The transactions that occurred on the Refinancing Date are referred to collectively as the “Refinancing.”
The New Capital One Credit Facility contains financial covenants that, among other things, require us to maintain a maximum Total Net Leverage Ratio and a minimum Fixed Charged Coverage Ratio, each as defined in the New Capital One Credit Agreement, as well as various restrictive covenants that limit our ability to take certain actions, including, but not limited to, our ability to grant or incur liens, dispose of assets, incur additional indebtedness, make certain investments, restricted payments (including dividends) and restricted debt payments, enter into certain mergers and acquisitions, subject in each case to certain customary exclusions, exceptions and baskets.
See Note 6 - Debt and finance leases and Note 20 - Subsequent events in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the Bridge Loan, the New Capital One Credit Facility and the Refinancing.
Financing agreements
In June 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of January 31, 2026, there was $0.6 million in outstanding principal and interest due under the agreement. The financing agreement requires us to pay $0.1 million per month for 36 months beginning August 2023. The effective interest rate on the agreement is 10.5% per annum.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	For the fiscal years ended January 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$78,814	$32,381
Net cash used in investing activities	(161,879)	(24,089)
Net cash provided by (used in) financing activities	72,851	(11,486)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(176)	(106)
Net decrease in cash, cash equivalents and restricted cash	$(10,390)	$(3,300)
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
During the fiscal year ended January 31, 2026 and 2025, net cash provided by operating activities was $78.8 million and $32.4 million, respectively, as our cash received from customers in connection with our normal operations exceeded our cash paid to employees and suppliers.
The change in net cash provided by operating activities was driven primarily by an increase in cash received from customers driven by higher revenues during the year ended January 31, 2026.

Investing activities
During the fiscal year ended January 31, 2026, net cash used in investing activities was $161.9 million, principally resulting from $153.2 million of cash paid for the AccessOne acquisition, $13.3 million of cash paid for capitalized internal-use software, $11.1 million of purchases of property and equipment, primarily computer equipment, partially offset by $15.7 million provided by collections of cardholder receivables held for investment and deferred purchase price.
During the fiscal year ended January 31, 2025, net cash used in investing activities was $24.1 million, including $15.4 million of cash paid for capitalized internal-use software, as well as $8.7 million of purchases of property and equipment, primarily computer equipment.
Financing activities
During the fiscal year ended January 31, 2026, net cash provided by financing activities was $72.9 million, primarily consisting of $110.0 million in proceeds from the Bridge Loan and $3.8 million in proceeds from our equity compensation plans, partially offset by $20.0 million used for principal payments against the Bridge Loan, $9.6 million used for payments due to providers for unfunded receivables, $8.2 million used for principal payments on finance leases and financing arrangements, and $3.2 million used for debt issuance costs, facility fees and debt extinguishment costs.
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
Material Cash Requirements
Our material cash requirements relate to human capital, contractual purchase commitments, leases and financing arrangements, and repayment of borrowings under the New Capital One Credit Facility. Refer to Note 4 - Composition of certain financial statement accounts in Part II - Item 8 of this Annual Report on Form 10-K for additional information on accrued payroll related liabilities. Refer to Note 6 - Debt and finance leases, Note 10 - Leases and Note 11 - Commitments and contingencies in Part II - Item 8 of this Annual Report on Form 10-K for additional information on cash requirements for debt, leases, financing arrangements and contractual purchase commitments.
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
We believe the areas in which we apply significant judgments when determining revenue recognition relate to the identification of distinct performance obligations, the assessment of the standalone selling price (“SSP”) for each performance obligation identified, the determination of the amount of variable consideration to include in the transaction price of our contracts with customers and the determination of whether we are the principal or the agent for certain performance obligations.
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
We occasionally provide credits to customers representing adjustments to the transaction price. Known and estimable credits and adjustments represent a form of variable consideration, which are estimated at contract inception and generally result in reductions to revenues recognized for a particular contract. These estimates are updated at the end of each reporting period as additional information becomes available. We estimate the amount of variable consideration based on its expected probability-weighted value or its most likely amount. We include variable consideration in the transaction price to the extent it is probable there will not be a significant reversal of revenue when the uncertainty with respect to the variable consideration is resolved. We believe that there will not be significant changes to our estimates of variable consideration as of January 31, 2026.
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

Transfers and servicing of financial assets
The Company sells eligible cardholder receivables through a securitization program (the “Securitization Program”). Cardholder receivables are originated by AccessOne MedCard and then sold to AccessOne Funding, LLC (“AccessOne Funding”), a bankruptcy-remote special‑purpose entity, for an amount equal to their face value. AccessOne Funding is a variable interest entity (“VIE”) for which the Company is the primary beneficiary. AccessOne Funding sells cardholder receivables to an unaffiliated financial institution for an initial cash purchase price (equal to the nominal amount of such receivables) and the right to receive a deferred purchase price, pursuant to the Securitization Program.
Transfers of an entire financial asset are accounted for as sales when control over the assets has been surrendered in accordance with the sale criteria of ASC 860. Control over transferred assets is deemed to be surrendered when the ASC 860 criteria for a sale of financial assets has been met.
Upon a qualifying sale, the transferred assets are derecognized, and any assets obtained or liabilities incurred are initially recognized at fair value, including any retained beneficial interests (e.g., deferred purchase price receivable). Transfers that do not meet the sale criteria are accounted for as secured borrowings with a pledge of collateral.
The determination of whether transfers of financial assets qualify as sales requires significant judgment. The most significant judgments included in the determination of whether financial assets qualify as sales, and thus can be removed from the Company’s consolidated balance sheets, are set forth below:
•Legal isolation: The Company determines whether the assets have been legally isolated from the Company by obtaining a true sale opinion from qualified legal counsel, confirming that the transferred assets have been legally isolated from AccessOne MedCard. The Company also obtains a legal opinion confirming that AccessOne Funding would not be consolidated into the bankruptcy estate of AccessOne MedCard in the event of AccessOne MedCard’s bankruptcy.
•Actual control: In order qualify as a sale of financial assets, the transferee, must have the right to pledge or exchange the financial assets without constraints. If the transferee is constrained from pledging or exchanging the financial assets, the Company must not benefit from that constraint.
•Effective control: In order to qualify as a sale of financial assets, the Company cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
The determination of whether transfers of financial assets qualify as sales requires significant judgment.
Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Unobservable Inputs (Level 3)
The Company’s cardholder receivables, deferred purchase price receivable, and amounts due to healthcare providers do not trade in active markets with readily observable prices. Accordingly, fair value is determined using valuation techniques that incorporate significant unobservable inputs and require significant management judgment. These assets and liabilities are classified as Level 3 within the fair value hierarchy.
Cardholder receivables
The fair value of cardholder receivables is estimated using a discounted cash flow model incorporating key input and risk‑adjustment factors.
The most critical and judgmental assumptions used to estimate the fair value of the deferred purchase price receivable are set forth below:
•Discount rate: The discount rate represents a market‑based applied yield based on current personal loan market rates.
•Patient Default rate: When cardholder receivables become over 90 days past due, a Patient Default occurs, and the cardholder receivables are returned to the healthcare provider in exchange for extinguishing the due to provider liability. As a result, increases in the Patient Default rate decrease the value of of the cardholder receivables.
Because the valuation incorporates significant unobservable inputs, cardholder receivables are classified as Level 3 within the fair value hierarchy.
Deferred purchase price receivable

The fair value of the deferred purchase price receivable is estimated using a discounted cash flow model. The most critical and judgmental assumptions used to estimate the fair value of the deferred purchase price receivable are set forth below:
•Discount rate: The discount rate represents a market‑based applied yield informed by the deferred purchase price receivable’s relative risk/return profile and return requirements for comparable market investments.
•Expected repayment rate: Increases in the repayment rate increase the value of the deferred purchase price receivable because it recovers purchase discounts more quickly and residual cash flows are returned to the deferred purchase price receivable.
Because significant unobservable inputs are used, the deferred purchase price receivable is classified as Level 3 within the fair value hierarchy.
Due to healthcare providers
The fair value of due to healthcare providers is estimated using a discounted cash flow model incorporating key input and risk‑adjustment factors similar to the related cardholder receivables.
The most critical and judgmental assumptions used to estimate the fair value of the deferred purchase price receivable are set forth below:
•Discount rate: The discount rate represents a market‑based applied yield informed by the due to healthcare provider’s relative risk/return profile and return requirements for comparable market investments.
•Patient Default rate: When cardholder receivables are returned to providers as a result of Patient Default, the related due to provider liability is extinguished. As a result, increases in the Patient Default rate decrease the value of of the due to healthcare providers liability.
Because the valuation incorporates significant unobservable inputs, due to healthcare providers are classified as Level 3 within the fair value hierarchy.
Stock-based compensation for market-based performance stock units ("PSUs")
We granted market-based PSUs during fiscal 2024, 2025 and 2026.
PSUs vest in between 0% and 220% of the number of PSUs originally granted based on our total stockholder return ("TSR"), relative to a peer group of companies on the Russell 3000 stock index. PSUs granted during fiscal 2026, 2025 and 2024 vest in a maximum of 220% of the number of PSUs originally granted. We estimate the fair value of the PSUs using a Monte Carlo Simulation model which projects TSR for Phreesia and each member of the peer group over a performance period of approximately three years. The most critical and judgmental assumptions used in the Monte Carlo Simulation to estimate the fair value of the PSUs are set forth below:
•Correlation coefficient: The correlation coefficient measures the correlation of our stock to the stock of the companies in the peer group. This coefficient is used to project the performance of our stock against our peers to estimate projected performance under the plan.
•Expected volatility: For PSUs granted during the years ended January 31, 2026, 2025 and 2024, the expected volatility is based on the historical volatility of our stock price over a term commensurate with the simulation term assumption.
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
Interest rate risk
As of January 31, 2026, our cash, cash equivalents and restricted cash consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
As of January 31, 2026, there was $90.0 million principal balance outstanding on the Bridge Loan, which bore interest at a per annum rate equal to the three month SOFR rate plus a margin of 4.0% per annum. The interest rate applicable to the Bridge Loan would have increased by 0.5% every three months following the closing date of November 12, 2025. Subsequent to fiscal year end, on March 13, 2026, we completed the Refinancing whereby we terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Loan and the Existing Capital One Credit Facility using borrowings from a new, 5-year $275.0 million senior secured revolving credit facility, which bears interest at a rate per annum based on SOFR or a Base Rate as specified in the New Capital One Credit Agreement.
Assuming no change in the amount outstanding, the impact on interest expense of each 1% (or 100 basis point) increase or decrease in the average interest rate would result in an approximately $0.9 million increase or decrease in interest expense per year on our variable rate debt outstanding at January 31, 2026.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and Indian Rupee, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our expenses as expressed in U.S. dollars for the fiscal year ended January 31, 2026. Additionally, changes in exchange rates largely offset operating income for the fiscal year ended January 31, 2026. For the year ended January 31, 2026, approximately 84% of our expenses were denominated in U.S. Dollars.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded, and such fluctuations can impact our net income. Foreign currency gains and losses, primarily resulting from changes in the fair value of non-designated foreign currency forward contracts and from the re-measurement of monetary account balances, were gains of $0.2 million and losses of $0.4 million for the years ended January 31, 2026 and 2025, respectively.
To mitigate our risks associated with fluctuations in foreign currency exchange rates, during the year ended January 31, 2026 we entered into foreign currency forward contracts to hedge a portion of our Canadian Dollar denominated payroll payments. As of January 31, 2026, 90% of the forward contract is designated as a cash flow hedge for accounting purposes. The remainder of the forward contract was not designated as a cash flow hedge and is being used by us as an economic hedge of forecasted Canadian Dollar denominated payroll payments not hedged by the designated portion of the forward contract. For contracts qualifying as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period the forecasted payroll payments affect earnings. For the non-designated portion of the forward contract, gains or losses resulting from changes in the fair value of the derivative are recorded within other income, net.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Phreesia, Inc. and subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the sufficiency of audit evidence over revenue
As discussed in Note 3 to the consolidated financial statements, the Company derives revenue from subscription fees and related services generated from the Company’s healthcare services clients for access to the Company's solutions, payment solutions fees based on patient payment volume and financing fees based on a portfolio of cardholder receivables, and fees from life sciences clients and other organizations for delivering qualified direct communications to patients who consent to receive this type of engagement using the Company's solutions. Revenue from the Company’s contracts with its customers are disaggregated by service offering and certain aspects of the Company’s processes for revenue recognition and information technology (IT) systems differ among the revenue streams. The Company recorded $480,591 thousand of total revenues for the year ended January 31, 2026, of which $219,461 thousand was subscription and related services, $121,459 thousand was payment solutions, and $139,671 thousand was network solutions revenue. Each of these categories of revenue has multiple service offerings.
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
Evaluation of the fair value of acquired customer relationships intangible asset
As discussed in Note 18 to the consolidated financial statements, the Company consummated the acquisition of AccessOne Parent Holdings, Inc. and its subsidiaries (AccessOne) for $163,666 thousand during the year ended January 31, 2026. The acquisition-date fair value of AccessOne’s customer relationships intangible asset was $36,000 thousand. The fair value of these intangibles was estimated using a multi-period excess earnings method.
We identified the evaluation of the fair value of the customer relationships intangible asset acquired through the AccessOne business combination as a critical audit matter. Subjective auditor judgment, and specialized skills and knowledge, were required to evaluate the attrition rate and discount rate assumptions used to value the customer relationships intangible asset. Specifically, the fair value of the acquired customer relationships intangible asset was sensitive to possible changes in the attrition rate and discount rate assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date fair value process, including controls related to the attrition rate and discount rate assumptions used in the Company’s valuation. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) evaluating the attrition rate by comparing it against historical attrition rates using historical customer sales data that we assessed for completeness and accuracy, (2) independently developing a range of attrition rates using the historical customer sales data and comparing it to the Company’s estimate, and (3) independently developing a range of discount rates based on publicly available market data for comparable entities and comparing that range to the Company’s discount rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Pittsburgh, Pennsylvania
March 31, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Phreesia, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Phreesia, Inc.and subsidiaries' (the Company) internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated March 31, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired AccessOne Parent Holdings, Inc. during fiscal year 2026, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026, AccessOne Parent Holdings, Inc.’s internal control over financial reporting associated with 40% of total assets and 2% of total revenues included in the consolidated financial statements of the Company as of and for the year ended January 31, 2026. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of AccessOne Parent Holdings, Inc..
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

/s/ KPMG LLP

Pittsburgh, Pennsylvania
March 31, 2026

Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	January 31,
	2026	2025
Assets
Current:
Cash, cash equivalents, and restricted cash (including restricted cash of $1,691)	$73,830	$84,220
Settlement assets	32,999	29,176
Accounts receivable, net of allowance for doubtful accounts of $1,523 and $1,468 as of January 31, 2026 and 2025, respectively	97,453	73,617
Cardholder receivables	38,330	—
Deferred purchase price receivables	18,003	—
Accrued interest and fees receivables	840	—
Deferred contract acquisition costs	410	401
Prepaid expenses and other current assets	17,978	15,871
Total current assets	279,843	203,285
Property and equipment, net of accumulated depreciation and amortization of $94,193 and $84,505 as of January 31, 2026 and 2025, respectively	20,332	23,651
Capitalized internal-use software, net of accumulated amortization of $69,390 and $55,991 as of January 31, 2026 and 2025, respectively	54,270	52,763
Operating lease right-of-use assets	2,002	1,477
Deferred contract acquisition costs	338	583
Intangible assets, net of accumulated amortization of $13,489 and $8,407 as of January 31, 2026 and 2025, respectively	79,761	28,143
Goodwill	170,064	75,845
Deferred tax assets	1,593	—
Other assets	2,442	2,668
Long-term cardholder receivables	47,723	—
Long-term deferred purchase price receivables	5,422	—
Total Assets	$663,790	$388,415
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$32,999	$29,176
Current portion of debt and finance lease liabilities	7,971	8,043
Current portion of operating lease liabilities	1,254	964
Accounts payable	11,477	5,622
Accrued expenses	41,257	37,460
Due to healthcare providers	38,056	—
Deferred revenue	49,522	32,758
Other current liabilities	705	—
Total current liabilities	183,241	114,023
Long-term debt and finance lease liabilities	92,117	8,150
Operating lease liabilities, non-current	1,107	646
Long-term due to healthcare providers	45,329	—
Long-term deferred revenue	244	119
Long-term deferred tax liabilities	4,498	484
Other long-term liabilities	47	185
Total Liabilities	326,583	123,607
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, undesignated, $0.01 par value—20,000,000 shares authorized as of both January 31, 2026 and 2025; no shares issued or outstanding as of January 31, 2026 and 2025, respectively	—	—
Common stock, $0.01 par value—500,000,000 shares authorized as of both January 31, 2026 and 2025; 62,020,186 and 60,083,444 shares issued as of January 31, 2026 and 2025, respectively	620	601
Additional paid-in capital	1,181,679	1,111,274
Accumulated deficit	(799,190)	(801,496)
Accumulated other comprehensive loss	(382)	(51)
Treasury stock, at cost, 1,355,169 shares as of both January 31, 2026 and 2025	(45,520)	(45,520)
Total Stockholders’ Equity	337,207	264,808
Total Liabilities and Stockholders’ Equity	$663,790	$388,415
See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the fiscal years ended January 31,
	2026	2025	2024
Revenue:
Subscription and related services	$219,461	$196,510	$165,436
Payment solutions(1)	121,459	101,740	94,610
Network solutions	139,671	121,563	96,253
Total revenues	480,591	419,813	356,299
Expenses:
Cost of revenue (excluding depreciation and amortization)	71,365	66,227	61,025
Payment solutions expense(1)	82,758	68,707	62,986
Sales and marketing	100,243	121,129	147,008
Research and development	121,481	117,364	112,346
General and administrative	79,903	76,597	79,926
Depreciation	12,972	14,183	17,584
Amortization	18,481	13,703	11,903
Total expenses	487,203	477,910	492,778
Operating loss	(6,612)	(58,097)	(136,479)
Other income, net	2,953	1,956	44
Loss on extinguishment of debt	(501)	—	(1,118)
Interest expense	(6,953)	(2,347)	(1,854)
Interest income	2,173	2,677	4,065
Total other (expense) income, net	(2,328)	2,286	1,137
Loss before income tax expense	(8,940)	(55,811)	(135,342)
Income tax benefit (expense)	11,246	(2,716)	(1,543)
Net income (loss)	$2,306	$(58,527)	$(136,885)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(1.02)	$(2.51)
Diluted	$0.04	$(1.02)	$(2.51)
Weighted-average common shares outstanding:
Basic	59,737,915	57,589,687	54,561,449
Diluted	61,494,878	57,589,687	54,561,449
(1) The revenue line previously labeled “Payment processing fees” has been relabeled “Payment solutions” to reflect the expanded scope of our payments offerings following the AccessOne Acquisition, which closed on November 12, 2025. Additionally, “Payment processing expense” has been relabeled “Payment solutions expense.” Prior period amounts have not been reclassified, as the Company did not own the acquired operations in prior periods and the change in presentation did not affect any previously reported amounts. See Note 2 - Basis of presentation.

See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the fiscal years ended January 31,
	2026	2025	2024
Net income (loss)	$2,306	$(58,527)	$(136,885)
Other comprehensive loss:
Net change in unrealized losses on cash flow hedges	(133)	—	—
Change in foreign currency translation adjustments	(198)	(51)	—
Other comprehensive loss	(331)	(51)	—
Comprehensive income (loss)	$1,975	$(58,578)	$(136,885)
See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Stockholders’ Equity
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total
Balance, January 31, 2023	54,187,172	$542	$926,957	$(606,084)	$—	$(33,596)	$287,819
Net loss	—	—	—	(136,885)	—	—	(136,885)
Stock-based compensation expense	—	—	63,981	—	—	—	63,981
Exercise of stock options and vesting of restricted stock units	1,779,430	18	844	—	—	—	862
Issuance of common stock for employee stock purchase plan	141,121	1	3,234	—	—	—	3,235
Issuance of stock for share-settled bonus awards	354,817	4	9,037	—	—	—	9,041
Issuance of common stock as consideration in business combinations	1,247,222	12	35,308	—	—	—	35,320
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	—	(11,924)	(11,924)
Balance, January 31, 2024	57,709,762	$577	$1,039,361	$(742,969)	$—	$(45,520)	$251,449
Net loss	—	—	—	(58,527)	—	—	(58,527)
Other comprehensive loss	—	—	—	—	(51)	—	(51)
Stock-based compensation expense	—	—	59,021	—	—	—	59,021
Exercise of stock options and vesting of restricted stock units and performance stock units	1,808,993	18	1,006	—	—	—	1,024
Issuance of common stock for employee stock purchase plan	158,262	2	2,819	—	—	—	2,821
Issuance of stock for share-settled bonus awards	406,427	4	9,067	—	—	—	9,071
Balance, January 31, 2025	60,083,444	$601	$1,111,274	$(801,496)	$(51)	$(45,520)	$264,808
Net income	—	—	—	2,306	—	—	2,306
Other comprehensive loss	—	—	—	—	(331)	—	(331)
Stock-based compensation expense	—	—	56,255	—	—	—	56,255
Exercise of stock options and vesting of restricted stock units	1,386,691	14	1,431	—	—	—	1,445
Issuance of common stock for employee stock purchase plan	124,869	1	2,224	—	—	—	2,225
Issuance of stock for share-settled bonus awards	425,182	4	10,495	—	—	—	10,499
Balance, January 31, 2026	62,020,186	$620	$1,181,679	$(799,190)	$(382)	$(45,520)	$337,207
See notes to consolidated financial statements.

Phreesia, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the fiscal years ended January 31,
	2026	2025	2024
Operating activities:
Net income (loss)	$2,306	$(58,527)	$(136,885)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,453	27,886	29,487
Stock-based compensation expense	67,452	66,975	71,613
Amortization of deferred financing costs and debt discount	2,977	236	321
Loss on extinguishment of debt	501	—	1,118
Non-cash gain on settlement	—	(2,345)	—
Cost of Phreesia hardware purchased by customers	1,022	1,873	1,619
Deferred contract acquisition costs amortization	570	1,815	1,056
Non-cash operating lease expense	914	747	702
Deferred taxes	(13,271)	214	228
Gains and losses for fair value option	(1,020)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(23,397)	(8,812)	(11,205)
Collections of principal on receivables originally held for sale to securitization	13,691	—	—
Accrued Interest Receivable	(446)	—	—
Prepaid expenses and other assets	(1,393)	(1,427)	(2,209)
Deferred contract acquisition costs	(334)	(1,045)	—
Accounts payable	5,261	(3,234)	(1,993)
Accrued expenses and other liabilities	2,894	182	14,195
Payment of due to provider for receivables originally held for sale to securitization	(17,588)	—	—
Lease liabilities	(1,107)	(824)	(1,156)
Deferred revenue	8,329	8,667	731
Net cash provided by (used in) operating activities	78,814	32,381	(32,378)
Investing activities:
Collections of cardholder receivables held for investment and deferred purchase price	15,709	—	—
Acquisitions, net of cash acquired	(153,191)	—	(14,573)
Capitalized internal-use software	(13,296)	(15,380)	(19,291)
Purchases of property and equipment	(11,101)	(8,709)	(5,806)
Net cash used in investing activities	(161,879)	(24,089)	(39,670)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,454	1,012	955
Treasury stock to satisfy tax withholdings on stock compensation awards	—	—	(12,176)
Proceeds from employee stock purchase plan	2,371	2,918	3,209
Finance lease payments	(6,825)	(7,811)	(6,779)
Constructive financing	—	—	1,688
Principal payments on financing agreements	(1,330)	(1,199)	(600)
Debt issuance costs and loan facility fee payments	(3,190)	(152)	(1,321)
Financing payments of acquisition-related liabilities	—	(6,254)	(1,333)
Debt extinguishment costs	—	—	(758)
Proceeds from debt instruments	110,000	—	—
Principal payments on debt instruments	(20,000)	—	—
Payments due to provider for unfunded receivables	(9,629)	—	—
Net cash provided by (used in) financing activities	72,851	(11,486)	(17,115)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(176)	(106)	—

Net decrease in cash, cash equivalents and restricted cash	(10,390)	(3,300)	(89,163)
Cash and cash equivalents—beginning of year	84,220	87,520	176,683
Cash, cash equivalents and restricted cash—end of year	$73,830	$84,220	$87,520

Supplemental information of non-cash investing and financing activities:
Non-cash activity related to credit card receivables and deferred purchase price	$17,585	$—	$—
Right of use assets acquired in exchange for operating lease liabilities	$—	$1,958	$398
Property and equipment acquisitions through finance leases	$—	$13,709	$7,438
Purchase of property and equipment and capitalized software included in accounts payable and accrued liabilities	$1,975	$1,787	$1,299
Capitalized stock-based compensation	$1,286	$1,362	$1,415
Issuance of stock to settle liabilities for stock-based compensation	$12,724	$11,892	$12,276
Deferred consideration liabilities payable in business combinations	$—	$—	$8,732
Issuance of stock as consideration in business combinations	$—	$—	$35,321
Capitalized software acquired through vendor financing	$—	$—	$2,047
Cash paid for:
Interest	$1,614	$2,194	$1,306
Income taxes	$1,897	$3,068	$37
See notes to consolidated financial statements.

Phreesia, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
1. Background and liquidity
(a) Background
Phreesia, Inc. (the “Company”) provides an integrated software, payments, and engagement platform designed to address three foundational challenges in healthcare delivery: access to care, affordability of care, and health patient outcomes. The Company’s platform is embedded directly into provider workflows and patient interactions, enabling healthcare organizations to activate patients, streamline administrative processes, and improve financial performance across the care continuum. The Company’s integrated platform is designed to address challenges patients and healthcare providers face in three core areas: Access, Affordability, and Outcomes.
Access: The Company’s solutions facilitate access to care by reducing friction in how patients find, schedule, and register for care, while enabling providers to improve capacity utilization and reduce administrative burden. Key capabilities include care discovery and scheduling through MediFind, the Company’s online provider directory, and self-scheduling tools; appointment optimization and referral management using AI-enabled workflows; and the Company’s AI-based smart answering solution patient communications supported by voice and messaging solutions.
Affordability: The Company’s solutions directly address affordability challenges and improve the patient experience while helping providers improve collections, accelerate cash flow, and reduce revenue cycle friction. Capabilities include eligibility and cost transparency tools, integrated payment solutions embedded in intake and post-visit workflows, and financing solutions that enable healthcare organizations to accelerate cash collections while offering flexible payment options to patients.
Outcomes: The Company’s solutions are designed to improve patient outcomes by promoting patient engagement, treatment adherence and satisfaction, while enabling healthcare stakeholders, including providers and life sciences organizations, to measure and influence patient behavior in a compliant and scalable manner. Capabilities include digital intake and clinical data capture, patient engagement and activation tools, and measurement and analytics solutions.
The Company was formed in May 2005. On November 12, 2025 (the “Closing Date”), the Company completed the acquisition (the “AccessOne Acquisition”) of AccessOne Parent Holdings, Inc. and its subsidiaries (collectively, “AccessOne”), which expands the Company’s addressable market for healthcare payments. The Company’s payment solutions now offer healthcare providers a trusted, scalable, compliant and operationally efficient healthcare payment card that accelerates cash flow. Upon the closing of the AccessOne Acquisition, AccessOne Parent Holdings, Inc. became a wholly owned subsidiary of the Company.
(b) Liquidity
For most of the Company’s history, the Company did not generate sufficient revenue to meet its operating expenses. Although the Company generated net income for the year ended January 31, 2026, it may incur net losses in the future. To date, the Company has primarily relied upon the proceeds from issuances of common stock, debt and preferred stock, as well as sales of Company products and services in the normal course of business, to fund its operations.
In connection with the AccessOne Acquisition, on the Closing Date, the Company entered into a bridge loan credit agreement (the “Bridge Credit Agreement”) with respect to a new, 364-day $110,000 secured term loan (the “Bridge Loan”). The net proceeds of the Bridge Loan were used to fund a portion of the purchase price of the AccessOne Acquisition. The Bridge Loan had an outstanding principal amount of $110,000 and a maturity date of November 11, 2026 and could be prepaid at any time without penalty. On January 28, 2026, the Company repaid $20,000 of the outstanding principal balance of the Bridge Loan. As of January 31, 2026, the outstanding principal balance of the Bridge Loan was $90,000.
On March 13, 2026 (the “Refinancing Date”), subsequent to the end of the fiscal year, the Company completed a refinancing whereby it terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Loan and the Existing Capital One Credit Facility (as defined herein) using borrowings from a new, 5-year $275,000 senior secured revolving credit facility (the "New Capital One Credit Facility"), which matures on March 13, 2031. As the January 31, 2026 outstanding principal balance of the Bridge Loan was refinanced into long-term debt prior to the issuance of the financial statements, the Company classified the outstanding principal balance of the Bridge Loan as long-term debt in the accompanying consolidated balance sheet as of January 31, 2026. The Bridge Credit Agreement, and the Existing Capital One Credit Facility, which had no outstanding borrowings, were terminated on the Refinancing Date. The unused borrowing capacity on the New Capital One Credit Facility is available to the Company for working capital, capital expenditures, permitted acquisitions and general corporate purposes. See Note 6 - Debt and finance leases and Note 20 - Subsequent events for more information regarding the Bridge Loan and the New Capital One Credit Facility.
Management believes that the Company’s cash and cash equivalents, along with cash generated in its normal operations will be sufficient to meet the Company’s needs for at least the next 12 months.
The Company may seek to obtain additional financing, if needed, to successfully implement its long-term strategy.
2. Basis of presentation
(a) Consolidated financial statements
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding annual financial reporting and include the accounts of Phreesia, Inc; its branch operation in Canada, its consolidated subsidiaries and its consolidated variable interest entity (or collectively, the "Company"). In addition to the subsidiaries the Company controls through its equity ownership, the Company consolidates a variable interest entity because it is the primary beneficiary. See Note 3 - Summary of significant accounting policies and Note 19 - Securitization program and variable interest entities for additional information on the Company’s variable interest entity.
(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2026, 2025 and 2024 refer to the fiscal years ending on January 31, 2026, 2025 and 2024, respectively.
(c) Reclassifications and Changes in Financial Statement Captions
The Company has presented interest expense and interest income separately on its consolidated statements of operations. The Company has separately presented interest expense and interest income for prior periods to conform to the current period classification. In prior periods, the Company had separately presented interest expense and interest income in the notes to its financial statements but had presented interest expense and interest income on a combined basis on its consolidated statements of operations because the individual amounts were not material.
The revenue line previously labeled “Payment processing fees” has been relabeled “Payment solutions” to reflect the expanded scope of the Company’s payments offerings following the AccessOne Acquisition, which closed on November 12, 2025. “Payment solutions” includes all revenue previously presented as “Payment processing fees” and all revenue from the operations acquired in the AccessOne Acquisition. Additionally, “Payment processing expense” has been relabeled “Payment solutions expense” and includes all expenses previously presented as “Payment processing expense” and direct costs of revenue related to the operations acquired in the AccessOne Acquisition. Prior period amounts have not been reclassified, as the Company did not own the acquired operations in prior periods and the change in presentation did not affect any previously reported amounts.
3. Summary of significant accounting policies
(a) Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These judgments, estimates and assumptions are used for, but not limited to revenue recognition, the fair value of cardholder receivables, the fair value of deferred purchase price receivables, the fair value of due to provider liabilities, the allowance for doubtful accounts, contingent liabilities, the determination of the useful lives of long-lived assets, the capitalization, valuation and recoverability of long-lived assets, the fair value of securities underlying stock-based compensation and the fair value of identifiable assets and liabilities and deferred consideration in business acquisitions.
(b) Revenue recognition

The Company generates revenue primarily from providing integrated SaaS-based software and payment solutions for the healthcare industry. The Company derives revenue from subscription fees and related services generated from the Company’s healthcare services clients for access to the Company's solutions, payment processing fees based on patient payment volume and financing fees based on a portfolio of cardholder receivables, and fees from life sciences clients and other organizations for delivering qualified direct communications to patients who consent to receive this type of engagement using the Company's solutions.
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
i.Subscription and related services
In most cases, the Company generates subscription fees from clients based on the number of healthcare services clients that utilize the Company's solutions and subscription fees for the Company’s self-service intake tablets (PhreesiaPads), on-site kiosks (Arrivals Kiosks) and any other solutions. The Company’s healthcare services clients are typically billed monthly in arrears, though in some instances healthcare services clients may opt to be billed monthly, quarterly or annually in advance. Subscription fees are typically auto-debited from client’s accounts every month. Revenue for healthcare services client subscriptions is recognized over the term of the respective healthcare services client contract. Substantially all of the Company’s subscription arrangements are considered service contracts, and the customer does not have the right to take possession of the software. Revenue for related services is recognized as it is delivered if the services are distinct from the subscription service and is recognized over the remaining non-cancelable subscription term if it is not distinct from the subscription service. In certain arrangements, the Company leases its PhreesiaPads and Arrivals Kiosks through operating leases to its customers. Accordingly, these revenue transactions are accounted for using Accounting Standards Codification (“ASC”) 842, Leases.
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
ii.Payment solutions
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
Payment solutions revenue also includes financing fees based on a portfolio of cardholder receivables, comprised primarily of the following:
•Fees for servicing cardholder receivables. Servicing fee income is recognized as the services are performed. The Company evaluates whether servicing fees represent adequate compensation and whether a servicing asset or servicing liability should be recorded. The Company has determined that servicing fees approximate adequate compensation; therefore, no servicing asset or liability is recognized.
•Finance charges earned on cardholder receivables, which are recognized using a method that approximates the effective interest method over the contractual term. Accrual of finance charges ceases when an account becomes 90 days past due, and previously accrued but unpaid interest is reversed. Accrual resumes when the cardholder receivable returns to current status. Past due status is based on contractual terms of the cardholder receivable. Revenues for finance charges are recognized in accordance with ASC 310, Receivables.
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
(c) Transfers of financial assets
Transfers of an entire financial asset are accounted for as sales when control over the assets has been surrendered in accordance with the sale criteria of ASC 860, Transfers and Servicing. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Upon a qualifying sale, the transferred assets are derecognized, and any assets obtained or liabilities incurred are initially recognized at fair value, including any retained beneficial interests (e.g., deferred purchase price receivable). Transfers that do not meet the sale criteria are accounted for as secured borrowings with a pledge of collateral.
(d) Variable interest entities
A variable interest entity (“VIE”) is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. The Company consolidates entities determined to be VIEs for which the Company is the primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. In evaluating primary beneficiary status, the Company identifies the activities that most significantly impact a VIE’s economic performance and the rights that provide the current ability to direct those activities, together with exposure to benefits or losses that could potentially be significant. The Company reassesses its primary beneficiary determination on an ongoing basis. See Note 19 - Securitization program and variable interest entities for more information on consolidated VIEs.
(e) Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and settlement assets. For cardholder receivables, the Company does not bear credit risk from the patient cardholder, as the Company has full recourse to the healthcare provider for unpaid principal. Accordingly, the primary exposure relates to the healthcare provider’s obligation to remit the recourse payment under the financial services arrangement. For information regarding credit risk and maximum exposure to loss associated with the deferred purchase price receivable, refer to Note 19 — Securitization program and variable interest entities.
The Company’s cash and cash equivalents are held by established financial institutions. At times, the Company’s cash on deposit at financial institutions may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company does not require collateral from its customers and generally requires payment within 30 to 60 days of billing. Settlement assets are amounts due from well-established payment processing companies and normally take one to two business days to settle which mitigates the associated risk of concentration. The Company utilizes two third-party payment processors.
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the years ended January 31, 2026, 2025 and 2024. As of both January 31, 2026 and January 31, 2025, the Company had receivables from at least one entity that accounted for at least 10% of total accounts receivable.
(f) Risks and uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws and government regulations. Additionally, the Company is subject to other risks associated with the markets in which it operates including reliance on third-party vendors, partners, and service providers. The Company has a substantial number of employees in Canada and India, and the Company supplements its workforce with contractors and consultants in domestic and international locations. Certain of the Company's service providers, including certain third-party software developers, are located in international locations subject to warfare and/or political and economic instability, such as Ukraine and India. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of the Company's business and the Company's customer’s facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, political and economic instability, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of the Company’s products and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of the Company's operations, adversely impacting the Company’s operating results and the Company's ability to meet the Company's obligations and commitments. See Note 6 - Debt and finance leases and Note 11 - Commitments and contingencies, for a summary of the Company’s contractual commitments as of January 31, 2026.
(g) Cost of revenue (excluding depreciation and amortization)
Cost of revenue (excluding depreciation and amortization) primarily consists of personnel expenses for implementation and technical support, infrastructure costs for operation of the Company’s solutions such as hosting fees, and certain fees paid to various third-party providers for the use of their technology, as well as costs to verify insurance eligibility and benefits. Personnel expenses consist of salaries, stock-based compensation, benefits and bonuses.
(h) Payment solutions expense
Payment solutions expense includes payment processing expenses such as interchange fees set by payment card networks that are ultimately paid to the card-issuing financial institution, and assessment fees paid to payment card networks, and fees paid to third-party payment processors and gateways. Payment solutions expense also includes fees payable to PNC in connection with the Securitization Program as well as direct costs of servicing cardholder receivables.

(i) Sales and marketing
Sales and marketing expense consists primarily of personnel costs, including salaries, stock-based compensation, benefits, bonuses and commission costs for the Company’s sales and marketing personnel. Sales and marketing expense also includes costs for advertising, promotional and other marketing activities, as well as certain fees paid to various third-party partners for sales lead generation. Advertising is expensed as incurred. Advertising expense was $1,754, $1,675 and $1,900 for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
(j) Research and development
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
(k) General and administrative
General and administrative expense consists primarily of personnel costs, including salaries, stock-based compensation, benefits and bonuses for the Company’s executive, finance, legal, human resources, information technology, and other administrative personnel. General and administrative expense also includes consulting, legal, security, accounting services and allocated overhead.
(l) Depreciation
Depreciation represents depreciation expense for PhreesiaPads and Arrivals Kiosks (collectively, Phreesia hardware), data center and other computer hardware and purchased computer software.
(m) Amortization
Amortization primarily represents amortization of the Company’s capitalized internal-use software related to the Company's solutions as well as amortization of acquired intangible assets.
(n) Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company's money market accounts meet the definition of cash equivalents. As of January 31, 2026, the Company was required to maintain $3,500 of liquidity, which included unrestricted cash and availability under its securitization agreements. The Company was in compliance with these requirements as of January 31, 2026.
Restricted cash totaled $1,691 and $0 as of January 31, 2026 and 2025, respectively. Restricted cash includes amounts the Company is contractually required to maintain in connection with its securitization program. The restricted cash balance is legally segregated and not available for general corporate purposes. See Note 19 - Securitization program and variable interest entities for more information on restricted cash.
(o) Settlement assets
Settlement assets represent amounts due from the Company’s payment processors for customer electronic processing transactions. Settlement assets are typically settled within one to two business days of the transaction date.
(p) Settlement obligations
Settlement obligations represent amounts due to customers for electronic processing transactions that have not been funded by the Company due to timing of settlement from the Company’s payment processors.
(q) Accounts receivable and allowance for doubtful accounts
Accounts receivable represent trade receivables net of allowances for any potential uncollectible amounts. The Company estimates the allowance for doubtful accounts as its current estimate of expected credit loss over the life of the instrument. The Company estimates its allowance for doubtful accounts by evaluating the Company’s ability to collect outstanding receivable balances considering various factors, including the age of the balance, the customer’s creditworthiness, payment history and financial condition, the condition of the industry as a whole, as well as expected future changes in credit losses. Write-offs of accounts receivable were not material during the fiscal years ended January 31, 2026, 2025 or 2024. As of January 31, 2026 and 2025, the Company has reserved $1,523 and $1,468, respectively, for the allowance for doubtful accounts.

Accounts receivable also includes unbilled accounts receivable (see Contract balances in Note 5(c)).
(r) Accrued interest and fees receivable and allowance for doubtful accounts
Accrued interest and fees receivable represent finance charges and late fees that have been billed but not yet collected on patient accounts, net of allowances for any potential uncollectible amounts. The Company has elected to exclude accrued interest and fees receivable from the financing receivables when estimating the allowance for credit losses. The allowance for credit losses on accrued interest and fees receivable is a valuation account that is deducted from the amortized cost basis of accrued interest and fees receivable to present the net amount expected to be collected. The allowance is adjusted through the provision for credit losses. Losses are charged off against the allowance for credit losses when the Company determines the balance to be uncollectible. The measurement of expected credit losses includes information about historical events and current conditions, with historical credit loss experience providing the basis for the estimation of expected credit losses. The Company uses an aging method to estimate credit losses, pooling the receivables based on levels of delinquency and historical loss rates, adjusted for current conditions.
(s) Property and equipment
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
(t) Capitalized internal-use software
The Company capitalizes certain costs incurred for the development of computer software for internal use. These costs relate to the development of its solutions. The Company capitalizes the costs during the development of the project, when it is determined that it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, training and maintenance are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three to five years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company exercises judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its solutions, assesses the ongoing value of capitalized assets or determines the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs the Company capitalizes and amortizes could change in future periods. Refer to Note 4(d) for further detail on internal-use software costs capitalized during the period.
(u) Business combinations
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
(v) Goodwill and intangible assets
Goodwill represents the excess of the consideration transferred over the fair value of the underlying net tangible and intangible assets acquired and liabilities assumed in connection with business combinations accounted for using the acquisition method of accounting. Goodwill is not amortized, but instead goodwill is required to be tested for impairment annually and under certain circumstances. The Company performs such testing of goodwill in the fourth quarter of each fiscal year, or as events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.
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
(w) Long-lived assets
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
(x) Income taxes
An asset and liability approach is used for financial accounting and reporting of current and deferred income taxes. Deferred income tax assets and liabilities are computed for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income or loss. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company recognizes the financial statement effects of income tax positions taken or expected to be taken in an income tax return when they are more likely than not, based on technical merits, to be sustained upon examination. Deferred tax assets and deferred tax liabilities are offset and presented as a single net amount for each tax-paying component within a tax jurisdiction. A tax-paying component is an individual entity or a group of entities that file a consolidated tax return in that jurisdiction. The Company measures income tax positions at the largest amount of tax benefit that is more likely than not to be realized upon settlement with a taxing authority that has full knowledge of all relevant information. U.S. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in the interim periods, and disclosure for income taxes.
The Company reviews and evaluates tax positions in its major jurisdictions and determines whether or not there are uncertain tax positions that require financial statement recognition and the recording of a tax liability or the reduction of a tax asset. The Company would recognize tax related interest and penalties, if applicable, as a component of its provision for income taxes.
(y) Segment information
Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company defines the term “chief operating decision maker” to be its Chief Executive Officer. The

Company’s Chief Executive Officer reviews the financial information presented on an entire company basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reportable operating segment. Additionally, substantially all of the Company's revenues and long-lived assets are located in the U.S. See Note 16 - Segments and geographic information - for additional information regarding the Company’s reportable segment.
(z) Stock-based compensation
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
The fair value of stock options is estimated at the time of grant using the Black-Scholes option pricing model, which requires the use of inputs and assumptions such as the exercise price of the option, expected term, risk-free interest rate, expected volatility and dividend yield, and the value of the Company's common stock (which is estimated for awards granted prior to the Company’s IPO). The Company does not estimate forfeitures in recognizing stock-based compensation expense. The fair value of the RSUs is equal to the fair value of the Company's common stock on the grant date of the award. The fair value of market-based PSUs is estimated at the time of grant using a Monte Carlo simulation which compares Phreesia's projected total shareholder return ("TSR") to the projected TSR of the Russell 3000 Index (the "Peer Group") and estimates the value of shares to be issued based on the vesting conditions of the PSUs. The Monte Carlo simulation requires the use of inputs and assumptions such as the grant-date closing stock price, simulation, expected volatility, correlation coefficient to the Russell 3000 Index, risk-free interest rate and dividend yield.
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
(aa) Fair value of financial instruments
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for the sale of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability that were developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect assumptions the Company believes other market participants would use in pricing the asset or liability that are developed based on the best information available in the circumstances. Financial assets and liabilities carried at fair value are required to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
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
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3 of the fair value hierarchy.
The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the total fair value amount is disclosed at the level appropriate for the lowest level input that is significant to the total fair value of the instrument.
(ab) Fair value option
The Company elected the fair value option to account for its cardholder receivables, deferred purchase price receivable, and amounts due to healthcare providers, effective November 12, 2025. The election was made for deferred purchase price receivables because those receivables can contractually be prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment. The election was made for cardholder receivables and the due to provider liability to better align measurement and presentation of cardholder receivables and the due to provider liability, which is only payable upon receipt of cash flows from the cardholder receivables. Changes in the fair value of these instruments are recognized in other income, net. Finance fee income related to cardholder receivables is reflected in payment solutions revenues, and finance fee expense on due to healthcare providers is reflected in payment solutions expenses separate from changes in fair value recognized in earnings.
(ac) Equity offering costs
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
(ad) Foreign currency
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
(ae) Other income, net
Other income, net consists primarily of miscellaneous other income and expense items that are not attributable to the Company’s normal ongoing operations, changes in the fair value of financial instruments accounted for under the fair value option, and foreign currency-related gains and losses.
(af) Legal and loss contingencies
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
(ag) Earnings (loss) per share

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
See Note 13 - Net income (loss) per share attributable to common stockholders for additional information regarding net income (loss) per share.
(ah) Derivative financial instruments and hedging activities
The Company conducts business in Canada and India, subjecting the Company to foreign exchange risk. The Company uses derivative financial instruments to manage foreign currency exchange risk. Derivative instruments are measured at fair value and recorded as either an asset or liability on the consolidated balance sheets. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.
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
The foreign currency forward contract is classified within Level 2 of the fair value hierarchy because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates.
(ai) Deferred purchase price receivables
The Company receives a deferred purchase price as partial consideration for transferring cardholder receivables to a third-party financial institution. The Company initially records the deferred purchase price receivable at fair value. In addition, the Company has elected the fair value option for the subsequent measurement of its deferred purchase price receivable. The Company records changes in the fair value of its deferred purchase price receivable within other income, net. The Company reflects finance fee income on deferred purchase price receivables within payment solutions revenues.
(aj) Cardholder receivables
The Company’s cardholder receivables consist of self-pay patient accounts originated by the Company. The Company has elected the fair value option with respect to its cardholder receivables. As a result, cardholder receivables are initially and subsequently reported at fair value in the Company’s consolidated balance sheets. The Company records changes in the fair value of its cardholder receivables within other income, net. Patient repayment terms require monthly payments based on revolving credit schedules. Cardholder receivables have an estimated average contractual maturity of 15 months. The Company is responsible for billing, collecting, and remitting the amount equal to the principal payment, less a service fee, to the healthcare provider.
The Company has full recourse against the healthcare providers for unpaid principal. If, at any point in time, the patient fails to make three consecutive minimum monthly payments, the unpaid balance is returned to the healthcare provider in exchange for extinguishment of the related due to provider liability.
(ak) Due to healthcare providers
Due to healthcare providers represent a liability for cardholder receivable accounts which have been originated by the Company. The Company has elected the fair value option with respect to its due to healthcare providers liability. As a result, amounts due to healthcare providers are initially and subsequently reported at fair value in the Company’s consolidated balance sheets. The Company records changes in the fair value of its due to healthcare providers liability within other income, net. The due to healthcare providers liability is payable upon receipt of cash flows from the cardholder receivables. The due to healthcare provider liability is paid using cash flows from the cardholder receivables or is extinguished when the related cardholder receivables are returned to the healthcare provider.
(al) Debt facilities
The Company accounts for debt instruments in accordance with applicable U.S. GAAP. Debt obligations are classified as current or long-term based on their contractual maturity dates and the Company’s intent and ability to refinance on a long-term basis. Amounts contractually due within one year of the balance sheet date are classified as current liabilities unless the Company has both the intent and the ability to refinance the obligation on a long-term basis under an existing financing arrangement as of the balance sheet date.
The initial carrying value of debt is recorded at the principal amount borrowed, net of unamortized discounts, premiums, issuance costs, and other deferred financing fees. The Company determines the expected term of debt based on contractual maturity, adjusted for any substantive call, put, prepayment, or extension features that are reasonably certain to be exercised. Interest expense is recognized using the effective interest method, which requires the Company to estimate the effective interest rate that exactly discounts the expected future cash payments over the expected term of the instrument to the net carrying amount at issuance. This assessment requires judgment, particularly when debt includes variable interest rates, payment-in-kind features, or other nonstandard terms.
The Company evaluates debt agreements for embedded features, including conversion options, put or call features, contingent interest provisions, and other terms that may require bifurcation as embedded derivatives. Embedded features are assessed to determine whether they are clearly and closely related to the host instrument or meet the definition of a derivative requiring separate accounting. When required, bifurcated embedded derivatives are recorded at fair value with changes in fair value recognized in earnings. The Company also evaluates whether debt instruments should be accounted for under specialized guidance, including convertible instrument or modification and extinguishment accounting, when applicable.
The Company classifies short-term debt as long-term if it is refinanced onto long-term debt prior to the issuance of the financial statements.
(am) New accounting pronouncements
Impact of recently adopted accounting pronouncements
On February 1, 2025, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis, upon which the Company has provided greater disaggregation of information in the rate reconciliation, by both amounts and percentages, among prescribed categories, such as state and local income taxes, foreign tax effects, changes in valuation allowances and nontaxable or nondeductible items, among others. The Company also provided disaggregation of income taxes paid by U.S. federal and state income taxes and foreign income taxes. See Note 12 - Income taxes.
During the year ended January 31, 2026, the Company did not adopt any other accounting pronouncements that materially impacted the Company's financial statements.

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

4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses at January 31, 2026 and 2025 are as follows:

	January 31,
	2026	2025
Payroll-related expenses and taxes	$12,535	$12,016
Stock-based compensation liability	7,652	6,135
Payment processing fees liability	7,056	6,578
Acquisition-related liabilities	119	844
Income and other tax liabilities	2,674	2,503
Information technology	5,546	4,562
Other	5,675	4,822
Total accrued expenses	$41,257	$37,460
(b) Property and equipment
Property and equipment at January 31, 2026 and 2025 are as follows:

	January 31,
	2026	2025
PhreesiaPads and Arrivals Kiosks	$16,523	$15,763
Computer equipment	84,380	77,704
Computer software	12,887	14,114
Hardware development	577	575
Furniture and fixtures	4	—
Leasehold improvements	154	—
Total property and equipment	$114,525	$108,156
Less: accumulated depreciation	(94,193)	(84,505)
Property and equipment — net	$20,332	$23,651
Depreciation expense related to property and equipment amounted to $12,972, $14,183 and $17,584 for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
Property and equipment - net and related depreciation expense includes assets acquired under finance leases. Assets acquired under finance leases included in computer equipment were $49,009 at January 31, 2026 and 2025. Accumulated amortization of assets under finance leases was $42,060 and $34,815 at January 31, 2026 and 2025, respectively. See Note 10 - Leases for additional information regarding finance leases.

(c) Capitalized internal-use software
For the fiscal years ended January 31, 2026, 2025 and 2024, the Company capitalized $14,907, $16,846 and $19,521 of costs related to the Company's solutions, respectively.
During the fiscal years ended January 31, 2026, 2025 and 2024 amortization expense related to capitalized internal-use software was $13,399, $10,222 and $9,527, respectively.
(d) Intangible assets and goodwill
On November 12, 2025, the Company acquired AccessOne Parent Holdings, Inc. (together with its subsidiaries, “AccessOne”) (the "AccessOne Acquisition"). The Company acquired certain intangible assets and goodwill in connection with the AccessOne Acquisition. See Note 18 - Acquisitions for additional information.
The following presents the details of intangible assets as of January 31, 2026 and 2025.

	Useful Life	January 31,
	(years)	2026	2025
Acquired technology	5 to 7	$22,910	$9,310
Customer relationship	7 to 15	53,940	17,940
License	15	6,200	6,200
Trademarks	12 to 15	10,200	3,100
Total intangible assets, gross carrying value		$93,250	$36,550
Less: accumulated amortization		(13,489)	(8,407)
Net carrying value		$79,761	$28,143
The weighted-average remaining useful life for acquired technology in years was 5.4 and 5.1 as of January 31, 2026 and 2025, respectively. The remaining useful life for customer relationships in years was 8.6 and 11.6 as of January 31, 2026 and 2025, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 10.8 and 11.8 as of January 31, 2026 and 2025, respectively. The remaining useful life for the trademarks in years was 12.0 and 13.5 as of January 31, 2026 and 2025, respectively.
Amortization expense associated with intangible assets for the fiscal years ended January 31, 2026, 2025 and 2024 was $5,082, $3,481 and $2,376, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of January 31, 2026:

January 31, 2026
2027	$10,516
2028	10,516
2029	10,415
2030	10,215
2031	9,761
Thereafter	28,338
Total	$79,761
The following table presents a roll-forward of goodwill for the years ended January 31, 2026 and 2025:

Balance, January 31, 2024	$75,845
Balance, January 31, 2025	$75,845
Goodwill acquired during the year ended January 31, 2026	94,219
Balance, January 31, 2026	$170,064
As of January 31, 2026, the Company completed its quarterly triggering event assessments and determined that the decline in the market value of its publicly-traded stock, which resulted in a corresponding decline in its market capitalization, constituted a triggering event. Due to the decline in the Company’s market capitalization during the year, the Company has evaluated whether changes in the Company’s market capitalization indicate that the carrying value of goodwill in the Company’s single reporting unit is impaired. As of January 31, 2026, the Company’s market capitalization exceeded the carrying value of the Company’s equity by over 100%. As a result, the Company does not believe that changes in the Company’s market capitalization during the year indicate that the carrying amount of the Company’s goodwill is impaired as of January 31, 2026.
As of January 31, 2025, the Company determined that it was more likely than not that the fair value of its single reporting unit exceeded its carrying value. As a result, the Company does not believe that the Company’s goodwill was impaired as of January 31, 2025.
The Company did not record any impairments of goodwill during the years ended January 31, 2026, 2025 or 2024.
(e) Accounts receivable
Accounts Receivable as of January 31, 2026 and 2025 are as follows:

	January 31,
	2026	2025
Billed	$93,296	$70,342
Unbilled	5,680	4,743
Total accounts receivable, gross	$98,976	$75,085
Less: accounts receivable allowances	(1,523)	(1,468)
Total accounts receivable	$97,453	$73,617
Activity in the Company's allowance for doubtful accounts was as follows for the years ended January 31, 2026 and 2025:

Balance, January 31, 2024	$1,392
Bad debt expense	1,054
Write-offs and adjustments	(978)
Balance, January 31, 2025	$1,468
Bad debt expense	1,021
Write-offs and adjustments	(966)
Balance, January 31, 2026	$1,523
The Company’s allowance for doubtful accounts represents the current estimate of expected future losses based on prior bad debt experience as well as considerations for specific customers as applicable. The Company's accounts receivable are considered past due when they are outstanding past the due date listed on the invoice to the customer. Write-offs of accounts receivable were not material during the fiscal years ended January 31, 2026, 2025 or 2024.
(f) Prepaid and other current assets
Prepaid and other current assets as of January 31, 2026 and 2025 are as follows:

	January 31,
	2026	2025
Prepaid software and business systems	$7,246	$6,849
Prepaid data center expenses	4,661	3,558
Prepaid insurance	1,721	912
Other prepaid expenses and other current assets	4,350	4,552
Total prepaid and other current assets	$17,978	$15,871
(g) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532 as of January 31, 2026 and 2025, respectively. Accumulated amortization of capitalized implementation costs for these arrangements was $1,532 and $1,432 as of January 31, 2026 and 2025, respectively. These arrangements were fully amortized during the year ended January 31, 2026.
(h) Other income, net
Other income, net for the years ended January 31, 2026, 2025 and 2024 was income of $2,953, $1,956 and $44, respectively. Other income, net for the years ended January 31, 2026 and 2024 were composed primarily of miscellaneous other income and expense as well as foreign exchange gains and losses due to changes in rates, as well as gains on instruments accounted for under the fair value option for the year ended January 31, 2026. Other income, net for the year ended January 31, 2025 included a $2,345 gain on the ConnectOnCall settlement, partially offset by foreign exchange losses.
5. Revenue and contract costs
(a) Disaggregation of revenue
Revenue from the Company’s contracts with its customers are disaggregated by service offering on the accompanying consolidated statements of operations. The Company’s core service offerings are: subscription and related services; payment solutions, which include payment processing fees and financing fees; and network solutions, which provides a channel for life sciences companies and other organizations to deliver compliant, personalized engagements to patients who use the Company’s solutions. In addition, substantially all of the Company’s revenue is derived from customers in the United States.
The following table represents a summary of sources of revenue:

	January 31,
	2026	2025	2024
Revenue from contracts with customers	$467,819	$410,484	$345,992
Revenue from other sources	12,772	9,329	10,307
Total revenues	$480,591	$419,813	$356,299
(b) Remaining performance obligations
The Company does not disclose the value of unsatisfied performance obligations as the majority of its contracts relate to either contracts with an original term of one year or less or contracts with variable consideration (i.e., the Company’s payment solutions revenue).
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

The following table represents a roll-forward of contract assets:

	January 31,
	2026	2025
Beginning balance	$4,743	$3,375
Amount transferred to receivables from beginning balance of contract assets	(4,706)	(3,375)
Contract asset additions, net of reclassification to receivables	5,643	4,743
Ending balance	$5,680	$4,743
The following table represents a roll-forward of deferred revenue:

	January 31,
	2026	2025
Beginning balance	$32,877	$24,210
Revenue recognized that was included in deferred revenue at the beginning of the period	(31,719)	(23,335)
Deferred revenue added from acquisitions	8,475	—
Other current year activity in deferred revenue	40,133	32,002
Ending balance	$49,766	$32,877
(d) Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $570 and $1,815 for the years ended January 31, 2026 and 2025, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. During the year ended January 31, 2025, the Company updated its estimate of the period of benefit from five years to three years for certain deferred contract acquisition costs. The Company recorded $1,198 of additional amortization during the year ended January 31, 2025 to amortize deferred contract amortization costs over their updated remaining period of benefit. There were no impairment losses recorded during the periods presented.
The following table represents a roll-forward of deferred contract acquisition costs:

	January 31,
	2026	2025
Beginning balance	$984	$1,754
Additions to deferred contract acquisition costs	334	1,045
Amortization of deferred contract acquisition costs	(570)	(1,815)
Ending balance	$748	$984

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$410	$401
Deferred contract acquisition costs, non-current	338	583
Total deferred contract acquisition costs	$748	$984

6. Debt and finance leases
As of January 31, 2026 and 2025, the Company had the following outstanding debt and finance lease liabilities:

	January 31,
	2026	2025
Bridge loan	$90,000	$—
Finance leases	7,431	14,256
Accrued interest and payments	2,062	24
Financing arrangements	595	1,913
Total debt and finance lease liabilities	$100,088	$16,193
Less: current portion of debt and finance lease liabilities	(7,971)	(8,043)
Long-term debt and finance lease liabilities	$92,117	$8,150
(a) Bridge Loan
In connection with the AccessOne acquisition, on the Closing Date, the Company entered into the Bridge Credit Agreement with respect to a new, 364-day $110,000 secured term loan. The net proceeds of the Bridge Loan were used to fund a portion of the purchase price of the AccessOne Acquisition. The Bridge Loan matures on November 11, 2026 and bears interest at a per annum rate equal to the three month SOFR rate plus a margin of 4.0% per annum. The interest rate applicable to the Bridge Loan increases by 0.5% every three months following the closing date of November 12, 2025.
During the three months ended January 31, 2026, the Company repaid $20,000 of the outstanding principal balance of the Bridge Loan. As of January 31, 2026, the Company had $90,000 outstanding under the Bridge Facility. The Company incurred $3,122 in debt issuance costs and original issue discount related to the Bridge Loan.
Subsequent to the end of the fiscal year, in connection with the Refinancing, the Company terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Loan. All security agreements and related financing arrangements entered into with the Company’s former lenders under the Bridge Loan were terminated substantially concurrently with the effectiveness of the New Capital One Credit Agreement. As the January 31, 2026 outstanding principal balance of the Bridge Loan was refinanced onto long-term debt prior to the issuance of the financial statements, the Company classified the outstanding principal balance of the Bridge Loan as long-term debt in the accompanying consolidated balance sheet as of January 31, 2026.
(b) Finance leases
See Note 10 - Leases for more information regarding finance leases.
(c) Existing Capital One Credit Agreement
In December 2023, the Company entered into the Existing Capital One Credit Agreement for a new 5-year $50,000 senior secured asset-based revolving credit facility maturing in December 2028, which includes a swingline sub-limit of at least $5,000 and a letter of credit sub-limit of at least $5,000. The Existing Capital One Credit Facility was entered into with Capital One acting as administrative agent and replaced the Company’s previous senior secured revolving credit facility with SVB. The Company recorded a $1,118 loss on extinguishment of debt in connection with the termination of the SVB Facility. The Capital One Credit Facility gave the Company additional financial flexibility and was available to the Company for working capital and general corporate purposes. The Existing Capital One Credit Facility bore interest at a rate per annum based on SOFR or a Base Rate as specified in the Existing Capital One Credit Agreement. As of January 31, 2026, the interest rate on the Existing Capital One Credit Facility was 6.7%. In addition to any principal and interest due under the Capital One Credit Facility, the Company was required to pay an annual fee equal to 0.25% of the unused balance of the facility. Additionally, the Company incurred creditor and third-party fees of $778 upon entering into the Capital One Credit Facility. The Company recorded the fees to deferred financing costs, included within other assets on its consolidated balance sheets, and we amortized the costs over the term of the Capital One Credit Facility.
On November 12, 2025, the Company entered into an amendment (the “First Amendment”) to the Existing Capital One Credit Facility. The First Amendment amended the covenant limiting acquisitions to permit the AccessOne Acquisition, amended the covenant limiting additional indebtedness to accommodate the Bridge Loan, and amended the security interest supporting the Existing Capital One Credit Facility to permit the security interests granted in connection with the Bridge Loan. The amendment included further changes to sections governing mandatory and voluntary prepayments, negative covenants and events of default to accommodate the existence of the Bridge Loan. The First Amendment also shortened the maturity of the Existing Capital One Credit Facility to align with the maturity of the Bridge Credit Agreement. In connection with the First Amendment, the Company recognized a $501 loss on extinguishment of debt related to debt issuance costs of the Existing Capital One Credit Facility.
The Existing Capital One Credit Agreement contained customary affirmative and negative covenants, including limitations on the Company’s ability to incur additional indebtedness, create liens, make certain investments, pay dividends, or engage in mergers and acquisitions.
The obligations under the Existing Capital One Credit Facility were secured by a first priority security interest in substantially all of the tangible and intangible assets at certain of the Company's U.S. subsidiaries, and by pledges of the equity of certain of the Company's U.S. subsidiaries, in each case subject to customary exclusions.
The Existing Capital One Credit Facility included financial covenants including, but not limited to requiring the Company to maintain minimum Consolidated EBITDA, minimum Liquidity, a minimum Consolidated Fixed Charge Coverage Ratio a restriction on the amount of dividends and limiting the amount of cash and cash equivalents the Company holds outside Capital One, each as defined in the Existing Capital One Credit Agreement. The Company was in compliance with all covenants related to the Existing Capital One Credit Facility as of January 31, 2026.
Subsequent to the end of the fiscal year, the Existing Capital One Credit Agreement was terminated without penalty in connection with the Refinancing. All security agreements and related financing arrangements entered into with the Company’s former lenders under the Existing Capital One Credit Facility were terminated substantially concurrently with the effectiveness of the New Capital One Credit Agreement.
(d) Financing agreements
In June 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software and service licenses. As of January 31, 2026, there was $595 in outstanding principal and interest due under the financing agreement. The financing agreement requires the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement is 10.5% per annum.
Maturities of debt and finance leases in each of the next five years and thereafter are as follows:

	Total	Bridge Loan	Finance Leases	Other Debt
Fiscal year ending January 31,
2027(1)	$97,971	$90,000	$5,314	$2,657
2028	2,117	—	2,117	—
2029	—	—	—	—
2030	—	—	—	—
2031	—	—	—	—
Thereafter	—	—	—	—
Total maturities of debt and finance leases	$100,088	$90,000	$7,431	$2,657
(1) As of January 31, 2026, the Company had a Bridge Loan outstanding. Subsequent to year-end and prior to the issuance of the financial statements, the Company refinanced this obligation with long-term debt. Accordingly, the bridge loan has been classified as long-term on the balance sheet.
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
In connection with the acquisition of Access eForms, LLC (“Access eForms”), on August 11, 2023, the Company issued 1,096,436 shares of its common stock, to the former members of Access eForms as partial consideration to acquire Access eForms. On August 14, 2023, the Company filed a prospectus supplement to register the shares with the SEC.
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
(c) Stock repurchase program
In March 2025, the Company’s Board of Directors authorized a stock repurchase program. Under the program, the Company may repurchase up to 2.5 million shares of its common stock from time to time through open market purchases, privately negotiated transactions, block purchases or other methods that comply with applicable securities laws, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be modified, suspended or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to repurchases pursuant to the Company’s stock repurchase program. There were no repurchases during the year ended January 31, 2026.
(d) Accumulated other comprehensive loss
Activity in accumulated other comprehensive loss was as follows for the fiscal year ended January 31, 2026:

	Unrealized gain on cash flow hedges	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance as of January 31, 2024	$—	$—	$—
Other comprehensive loss	—	(51)	(51)
Balance as of January 31, 2025	$—	$(51)	$(51)

Balance, January 31, 2025	$—	$(51)	$(51)
Other comprehensive income (loss) before reclassifications	182	(198)	(16)
Amounts reclassified from accumulated other comprehensive loss	(315)	—	(315)
Net current period other comprehensive loss	$(133)	$(198)	$(331)
Balance, January 31, 2026	$(133)	$(249)	$(382)
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the years ended January 31, 2026, 2025 and 2024 were made pursuant to the 2019 plan, respectively.
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
As of January 31, 2026, there are 6,583,030 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase that occurs on February 1 of each fiscal year, as well as an additional 131,404 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of January 31, 2026, there were 5,896 outstanding restricted stock units and 485,217 shares available for future grant under the Inducement Plan.

(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	For the fiscal years ended January 31,
	2026	2025	2024
RSUs	$37,814	$44,696	$53,474
PSUs	17,608	13,174	9,206
Liability awards	12,242	9,316	9,047
ESPP	833	1,149	1,256
Stock options (1)	241	2	45
Total stock-based compensation	$68,738	$68,337	$73,028
(1) Payments to stockholders of AccessOne in connection with AccessOne stock options accelerated in connection with the AccessOne acquisition.
The following table sets forth the presentation of stock-based compensation in the Company's consolidated financial statements:

	For the fiscal years ended January 31,
	2026	2025	2024
Stock-based compensation expense recorded to additional paid-in capital	$56,255	$59,021	$63,981
Stock-based compensation expense recorded to accrued expenses	12,242	9,316	9,047
Stock-based compensation expense paid in cash (1)	241	—	—
Total stock-based compensation	$68,738	$68,337	$73,028
Less: stock-based compensation expense capitalized as internal-use software	(1,286)	(1,362)	(1,415)
Stock-based compensation expense per consolidated statements of operations	$67,452	$66,975	$71,613
(1) Payments to stockholders of AccessOne in connection with stock issued for stock options accelerated in connection with the AccessOne acquisition.
The Company recorded a tax benefit of $1,593 related to stock compensation awards granted to Canadian employees during the year ended January 31, 2026. There was no tax benefit or expense recorded for the year ended January 31, 2025. During the years ended January 31, 2026 and 2025, the Company reduced stock compensation expense by $431 and $1,333, respectively, for improbable-to-probable modifications of stock compensation awards.
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
During the year ended January 31, 2023, the Company modified the vesting of RSUs granted subsequent to January 1, 2021 for employees other than its named executive officers listed in its 2022 proxy statement ("2022 NEOs") and other members of its executive management team. Pursuant to the modified vesting schedule, RSUs granted after January 1, 2021 for employees other than 2022 NEOs and other members of its executive management team, vest 6.25% each quarter over four years based on continued service. For 2022 NEOs and other members of the Company's executive management team, RSUs granted from January 1, 2022 through December 31, 2022 vest 6.25% each quarter over four years based on continued service. RSUs granted during fiscal 2024 vest 25% each year over four years based on continued service and RSUs granted during fiscal 2025 and 2026 generally vest following a 10/20/30/40 vesting schedule.
Additionally, at the beginning of each fiscal year, the Company provides certain employees the option to settle their incentive bonus in immediately vested RSUs. RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share-settled bonus awards.

Restricted stock units
Unvested, January 31, 2023	3,917,753
Granted during year (1)	2,419,679
Vested	(1,912,432)
Forfeited and expired	(624,790)
Unvested, January 31, 2024	3,800,210
Granted during year	2,135,391
Vested	(1,897,716)
Forfeited and expired	(439,937)
Unvested, January 31, 2025	3,597,948
Granted during year	1,883,490
Vested	(1,578,301)
Forfeited and expired	(410,175)
Unvested, January 31, 2026	3,492,962
(1) Includes 24,125 awards granted pursuant to the 2023 Inducement Award Plan.
As of January 31, 2026, there is $67,299 remaining of total unrecognized compensation costs related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.8 years.
For the years ended January 31, 2026, 2025 and 2024, the weighted-average grant date fair value of restricted stock units granted was $24.03, $21.93 and $29.08 respectively.
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

Stock option activity for the fiscal years ended January 31, 2026, 2025 and 2024 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding — January 31, 2023	1,385,193	$6.26
Granted during the year	—	$—
Exercised	(249,247)	$3.42
Forfeited and expired	(12,508)	$5.87
Outstanding and expected to vest — January 31, 2024	1,123,438	$6.89	4.54	$20,884
Outstanding — January 31, 2024	1,123,438	$6.89
Granted during the year	—	$—
Exercised	(220,523)	$4.64
Forfeited and expired	(3,534)	$20.67
Outstanding and expected to vest — January 31, 2025	899,381	$7.39	3.66	$18,952
Outstanding — January 31, 2025	899,381	$7.39
Granted during the year	—	$—
Exercised	(237,516)	$6.12
Forfeited and expired	(1,649)	$10.60
Outstanding and expected to vest — January 31, 2026	660,216	$7.84	2.83	$3,767
Exercisable — January 31, 2026	660,216	$7.84	2.83	$3,767
Amount vested during year ended January 31, 2026	—	$—

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the years ended January 31, 2026, 2025 and 2024 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $4,671, $4,210 and $6,059, respectively.
As of January 31, 2026, all compensation cost related to stock options issued to employees has been recorded and there is no unrecognized compensation cost remaining related to stock options issued to employees.
(e) TSR performance-based stock units ("PSUs")
The Company grants PSUs to certain members of its management team. PSUs vest over approximately three years from the grant date upon satisfaction of both time-based requirements and market targets based on Phreesia's TSR relative to the TSR of each member of the Russell 3000 Index (the "Peer Group"). Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 220% of the number of PSUs originally granted. PSUs granted during the years ended January 31, 2026, 2025 and 2024 vest in a maximum of 220% of the number of PSUs originally granted. To earn the target number of PSUs (which represents 100% of the number of PSUs granted), the Company must perform at the 55th percentile for PSUs granted in fiscal 2026 and 2025 and the 60th percentile for PSUs granted in fiscal 2024, with the maximum number of PSUs earned if the Company performed at least at the 90th percentile. If Phreesia's TSR for the performance period is negative, the maximum number of PSUs that can be earned will be capped at 100%.
The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model that projected TSR for Phreesia and each member of the Peer Group over the performance period. The Company recognizes the grant date fair value of PSUs as compensation expense over the vesting period.
The fair value of the PSUs granted during the fiscal years ended January 31, 2026, 2025 and 2024, respectively, was estimated using the following assumptions:

	Fiscal years ended January 31,
	2026	2025	2024
Correlation coefficient	0.4490	0.5305	0.5238
Valuation date stock price	$20.29	$25.19	$22.94
Simulation term	3.0 years	3.0 years	3.0 years
Volatility	54.31%	64.18%	64.58%
Risk-free rate	3.56%	4.24%	4.05%
Dividend yield	—%	—%	—%
Weighted-average fair value of grants	$29.22	$42.86	$36.42
Market-based PSU activity for the years ended January 31, 2026, 2025 and 2024 are as follows:

Performance stock units
Outstanding, February 1, 2023	648,233
Granted during the year ended January 31, 2024	576,680
Vested	(67,251)
Forfeited and expired	(117,443)
Outstanding, February 1, 2024	1,040,219
Granted during the year ended January 31, 2025	434,269
Vested	(255,269)
Forfeited	(14,248)
Outstanding, February 1, 2025	1,204,971
Granted during the year ended January 31, 2026	358,000
Vested	(214,702)
Forfeited	—
Outstanding, January 31, 2026	1,348,269
As of January 31, 2026, unrecognized compensation cost for the PSUs was $27,359, to be recognized over a weighted-average remaining vesting period of 2.1 years, subject to the participants' continued employment with the Company.
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
The fair value of shares granted under the ESPP during the year ended January 31, 2026 was estimated using a Black-Scholes pricing model with the following assumptions:

	Year ended January 31, 2026	Year ended January 31, 2025	Year ended January 31, 2024
Risk-free interest rate	3.83%	4.74%	5.30%
Expected dividends	none	none	none
Expected term (in years)	0.49 years	0.49 years	0.49 years
Volatility	51.31%	52.96%	62.41%
During the fiscal years ended January 31, 2026, 2025 and 2024, the Company issued 124,869, 158,262 and 141,121 shares of common stock, respectively, for the ESPP. In connection with these issuances, during the years ended January 31, 2026, 2025 and 2024 the Company recorded increases of $2,224, $2,819 and $3,234, respectively, to additional paid-in capital within stockholders' equity. As of January 31, 2026, unrecognized compensation cost related to the ESPP was $390, to be recognized over the next five months.
(g) Liability awards
At the beginning of each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the cash bonuses. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities, within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. The Company's share-settled bonus awards are settled semiannually. During the year-ended January 31, 2026, the Company settled $10,499 of share-settled bonus awards by issuing 425,182 immediately vested RSUs. See (c) Restricted stock units above for additional discussion regarding RSUs.

9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2026 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2026
Assets
Money market mutual funds	$44,945	$—	$—	$44,945
Cardholder receivables(1)	—	—	86,053	86,053
Deferred purchase price receivable	—	—	23,425	23,425
Total assets	$44,945	$—	$109,478	$154,423

Liabilities
Foreign currency forward contracts	$—	$148	$—	$148
Due to healthcare providers(2)	—	—	83,385	83,385
Total liabilities	$—	$148	$83,385	$83,533
(1) The aggregate unpaid principal balance of cardholder receivables was $147,471 as of January 31, 2026. The difference between the aggregate fair value and the aggregate unpaid principal balance of cardholder receivables primarily reflects market‑participant assumptions for credit losses (defaults and recoveries), timing of collections, and liquidity/required returns embedded in the discounted cash flow valuation approach.

(2) The aggregate unpaid principal balance of due to healthcare providers was $144,802 as of January 31, 2026. The difference between the aggregate fair value and the aggregate unpaid principal balance of amounts due to healthcare providers primarily reflects market‑participant assumptions, timing of collections, and liquidity/required returns embedded in the discounted cash flow valuation approach similar to the related cardholder receivables.

The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2025 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of January 31, 2025
Assets
Money market mutual funds	$66,588	$—	$—	$66,588
Total assets	$66,588	$—	$—	$66,588
The carrying value of the Company’s accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of January 31, 2026, the carrying value of the Company's debt approximated fair value because the interest rates approximated market rates and the related maturities are relatively short-term.
The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the years ended January 31, 2026 and 2025.
The Company did not have any nonrecurring fair value measurements as of January 31, 2026 and 2025.
There were no changes in valuation techniques for any class of assets or liabilities measured at fair value during the periods presented.
Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Unobservable Inputs (Level 3)
The Company’s cardholder receivables, deferred purchase price receivable, and amounts due to healthcare providers do not trade in active markets with readily observable prices. Accordingly, fair value is determined using valuation techniques that incorporate significant unobservable inputs and require significant management judgment. These assets and liabilities are classified as Level 3 within the fair value hierarchy.
Cardholder receivables
The fair value of cardholder receivables is estimated using a discounted cash flow model incorporating key input and risk‑adjustment factors, including default assumptions, recovery rates on defaulted assets, and repayment rates. Sensitivities are applied to these inputs. The resulting risk‑adjusted cash flows are discounted using a market‑based yield range based on current personal loan market rates, with emphasis on yields observed for consumer credit grades comparable to the underlying receivable pool. The most significant assumptions include the discount rate and the expected default rate. Because the valuation incorporates significant unobservable inputs, cardholder receivables are classified as Level 3 within the fair value hierarchy.
Deferred purchase price receivable
The fair value of the deferred purchase price receivable is estimated using a discounted cash flow model incorporating key input and risk‑adjustment factors, including discount rates and expected repayment rates. Other assumptions and inputs considered in estimating the fair value of deferred purchase price receivables include the applied credit facility advance rate, funded and unfunded monthly repayment rates, funded and unfunded monthly recourse/default rates, funded and unfunded monthly finance charge rates, funded and unfunded monthly late fee rates, issuer‑level default rates, and issuer‑level recovery rates. Sensitivities are applied to these inputs. The resulting risk‑adjusted cash flows are discounted using a market‑based applied yield informed by the deferred purchase price receivable’s relative risk/return profile and return requirements for comparable market investments. Because significant unobservable inputs are used, the deferred purchase price receivable is classified as Level 3 within the fair value hierarchy.
Due to healthcare providers
The fair value of due to healthcare providers is estimated using a discounted cash flow model incorporating key input and risk‑adjustment factors similar to the related cardholder receivables including the discount rate and the expected default rate. Other inputs and assumptions considered in estimating the fair value of due to healthcare providers include recovery rates on defaulted assets and repayment rates. Sensitivities are applied to these inputs. The resulting risk‑adjusted cash flows are discounted using a market‑based yield range based on current personal loan market rates, with emphasis on yields observed for consumer credit grades comparable to the underlying receivable pool. Due to healthcare providers is settled using cash received from collections of the cardholder receivables or extinguished when cardholder receivables are repurchased by healthcare providers if patients default. Because the valuation incorporates significant unobservable inputs, due to healthcare providers are classified as Level 3 within the fair value hierarchy.
Cardholder receivables
The following table summarizes the activity related to the aggregate fair value of the Company’s cardholder receivables:

January 31, 2026
Beginning balance	$—
Acquisitions(1)	93,191
Originations	17,585
Sales and settlements	(14,577)
Cash collections	(12,709)
Gains (losses) recognized in earnings	2,563
Ending balance	$86,053
(1) Represents the Closing Date fair value of cardholder receivables. See Note 18 - Acquisitions.
Total gains (losses) recognized in earnings are included in other income, net for the year ended January 31, 2026.
For the period from November 12, 2025 through January 31, 2026, the Company did not recognize significant gains or losses attributable to changes in instrument‑specific credit risk for cardholder receivables. During the period, credit‑related inputs did not change materially relative to the Closing Date assumptions, and changes in fair value primarily reflected movements in discount rates and lower expected cash flows associated with decreases in the unfunded cardholder receivables balance. The Company estimates the portion of a period’s fair value change attributable to instrument‑specific credit risk by remeasuring fair value using its discounted cash flow model while holding discount rate assumptions constant and isolating the effect of credit‑specific assumptions.
Deferred purchase price receivable
The following table summarizes the activity related to the aggregate fair value of the Company’s deferred purchase price receivable:

January 31, 2026
Beginning balance	$—
Acquisitions(1)	24,519
Deferred purchase price received for sale of receivables	886
Cash Collections	(3,000)
Gains (losses) recognized in earnings	1,020
Ending balance	$23,425
(1) Represents the Closing Date fair value of deferred purchase price receivable. See Note 18 - Acquisitions.
Total gains (losses) recognized in earnings are included in other income, net for the year ended January 31, 2026.
The following sensitivity analysis shows the potential decrease of the fair value of the Company’s deferred purchase price receivable based on hypothetical changes in key assumptions including the discount rate and repayment rate as of January 31, 2026:

	Discount Rate	Repayment Rate
10% adverse change	$(257)	$(1,261)
20% adverse change	$(373)	$(1,987)
Due to healthcare providers
The following table summarizes the activity related to the aggregate fair value of amounts due to healthcare providers:

January 31, 2026
Beginning balance	$—
Acquisitions(1)	90,454
Additions(2)	17,585
Cash remittances to healthcare providers	(27,217)
Gains (losses) recognized in earnings	2,563
Ending balance	$83,385
(1) Represents the Closing Date fair value of due to healthcare providers. See Note 18 - Acquisitions.
(2) Represents new obligations arising from patient payments or receivable activity before remittance.
Total gains (losses) recognized in earnings are included in other income, net for the year ended January 31, 2026.

Significant Unobservable Inputs and Sensitivity—Level 3 Measurements
The following tables present the range and weighted‑average of the significant unobservable inputs used in Level 3 fair value measurements:
Cardholder receivables

	January 31, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	14.21%	15.21%	14.71%
Default rate	27.00%	33.00%	30.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.

Deferred purchase price receivable

	January 31, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	7.25%	10.75%	9.00%
Funded monthly repayment rate	4.50%	5.50%	5.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.
Due to healthcare providers

	January 31, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	14.21%	15.21%	14.71%
Default rate	27.00%	33.00%	30.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.
The Company’s Level 3 fair value measurements are sensitive to changes in the significant unobservable inputs used in the valuation models. Changes in these inputs, in isolation or in combination, could result in materially different fair value measurements. The following discussion describes the directional impact of changes in key unobservable inputs on the fair value of the Company’s Level 3 assets and liabilities.
Cardholder receivables
The fair value of cardholder receivables is primarily sensitive to assumptions related to the discount rate and default rate. Increases in the discount rate or default rate would result in a lower fair value measurement. Conversely, decreases in the discount rate or default rate would result in a higher fair value measurement.
Deferred purchase price receivable
The fair value of the deferred purchase price receivable is primarily sensitive to assumptions related to the discount rate and repayment rates. Increases in the discount rate would result in a lower fair value measurement, while increases in repayment rates would result in a higher fair value measurement. Conversely, decreases in the discount rate would result in a higher fair value measurement, and decreases in repayment rates would result in a lower fair value measurement.
Due to healthcare providers
The fair value of amounts due to healthcare providers is primarily sensitive to assumptions related to the discount rate and default rate. Increases in the discount rate or default rate would result in a lower fair value measurement of the liability. Conversely, decreases in the discount rate or default rate would result in a higher fair value measurement of the liability.
10. Leases
(a) Phreesia as Lessee
The Company leases third-party data center space and office space in the U.S under operating leases that expire on various dates through June 2028. Certain of these arrangements have escalating rent payment provisions or optional renewal clauses. The table below only considers lease obligations through the renewal date as the Company is not reasonably certain to elect the option to extend its leases beyond the option date. No arrangements contain residual value guarantees or restrictions imposed on the leases. The Company is also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.
The Company has also entered into various finance lease arrangements for computer equipment. These agreements are typically three years and are secured by the underlying equipment.
Supplemental balance sheet information related to operating and finance leases as of January 31, 2026 and 2025 was as follows:

	January 31,
	2026	2025
Operating leases:
Lease right-of-use assets	$2,002	$1,477

Lease liabilities, current	$1,254	$964
Lease liabilities, non-current	1,107	646
Total operating lease liabilities	$2,361	$1,610

Finance leases:
Property and equipment, at cost	$49,009	$49,009
Accumulated depreciation	(42,060)	(34,815)
Property and equipment, net	$6,949	$14,194

Lease liabilities, current (included in Current portion of debt and finance lease liabilities)	$5,314	$6,825
Lease liabilities, non-current (included in Long-term debt and finance lease liabilities)	2,117	7,431
Total finance lease liabilities	$7,431	$14,256
For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of January 31, 2026, for operating leases, the weighted-average remaining lease term is 2.0 years and the weighted-average discount rate is 7.5%. As of January 31, 2026, for finance leases, the weighted-average remaining lease term is 1.4 years and the weighted-average discount rate is 7.8%.
The components of lease expense for the years ended January 31, 2026, 2025 and 2024 were as follows:

	Fiscal years ended January 31,
	2026	2025	2024
Operating leases:
Operating lease cost	$954	$983	$740
Variable lease cost	—	—	47
Total operating lease cost	$954	$983	$787
Finance leases:
Amortization of right-of-use assets	$7,245	$7,416	$6,742
Interest on lease liabilities	879	980	580
Total finance lease cost	$8,124	$8,396	$7,322
Amortization of right-of-use assets for finance leases is included within depreciation expense on the Company's consolidated statements of operations.

The following represents a schedule of maturing lease commitments for operating and finance leases as of January 31, 2026:

	January 31, 2026
	Operating	Finance
Maturity of lease liabilities
Fiscal year ending January 31,
2027	$1,318	$5,688
2028	793	2,169
2029	292	—
Total future minimum lease payments	$2,403	$7,857
Less: interest	(42)	(426)
Present value of lease liabilities	$2,361	$7,431
Other supplemental cash flow information for the years ended January 31, 2026, 2025 and 2024 was as follows:

	Fiscal years ended January 31,
	2026	2025	2024
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$1,147	$1,023	$1,238
Operating cash used for finance leases	$879	$980	$535
Financing cash used for finance leases	$6,825	$7,811	$6,779
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
During the years ended January 31, 2026, 2025 and 2024, the Company recognized $9,102, $9,329 and $10,307, respectively in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of January 31, 2026 and 2025, except for those with terms of one year or less.
During the year ended January 31, 2026, the Company recognized immaterial sublease income associated with AccessOne’s subleased office space, which remains in place through the term of the head lease ending June 30, 2028.
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
Between December 24, 2024 and the date of this report, 14 related putative class action complaints were filed against ConnectOnCall.com, LLC and Phreesia, Inc., in the United States District Court for the Eastern District of New York (the “ConnectOnCall Case”). The cases have been consolidated as In re ConnectOnCall.com Data Breach Litigation. Plaintiffs purport to represent a nationwide class and state-specific subclasses of individuals who allegedly had personally identifiable information and personal health information stolen because of the ConnectOnCall incident. Plaintiffs assert a variety of common law claims seeking monetary damages, disgorgement restitution, attorneys’ fees, interest, declaratory relief, and injunctive relief related to the incident.
The Company expects to continue to incur legal and professional services expenses associated with this litigation in future periods. The Company will recognize these expenses as services are received, net of probable insurance recoveries. The Company and the plaintiffs engaged in a mediation, and on March 2, 2026, the plaintiffs filed an amended motion for preliminary approval of a settlement with the court which remains pending. Due to the uncertainties surrounding the pending preliminary approval, the Company has not recorded a loss contingency liability for the above litigation as of January 31, 2026, because the Company cannot reasonably estimate a range of possible losses at this time.
(c) Other contractual commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support the Company’s technology infrastructure as well as commitments related to its acquisition.
Future minimum payments under the Company’s non-cancelable contractual commitments as of January 31, 2026 are presented in the table below.

Purchase obligations
Fiscal year ending January 31,
2027	$11,621
2028	4,705
2029	742
Total	$17,068
12. Income taxes
The Company recorded a tax benefit of $11,246 and tax expense $2,716 and $1,543, for the years ended January 31, 2026, 2025 and 2024, respectively. The Company's tax benefit and tax expense was 125.8%, 4.9% and 1.1% of loss before income taxes for the years ended January 31, 2026, 2025 and 2024, respectively. For the year ended January 31, 2026, the Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets, due to the release of valuation allowance attributable to taxable temporary differences recorded in connection with the acquisition of

AccessOne, and due to foreign income tax expense related to its Canadian branch and its subsidiary in India. For the years ended January 31, 2025 and 2024, the Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets and due to foreign income tax expense related to its Canadian branch and its subsidiary in India.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that it is more likely than not that the Company will not recognize the benefits for the majority of its deferred tax assets. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both January 31, 2026 and 2025.
The following table sets forth the Company’s income (loss) before income taxes disaggregated between domestic and foreign for fiscal 2026, 2025 and 2024:

	Fiscal years ended January 31,
	2026	2025	2024
Domestic	$(13,505)	$(63,782)	$(138,629)
Foreign	4,565	7,971	3,287
Total loss before income taxes	$(8,940)	$(55,811)	$(135,342)
The Company's income tax provision consisted of the following for fiscal 2026, 2025 and 2024:

	Fiscal years ended January 31,
	2026	2025	2024
Current tax
Federal	$—	$—	$—
State	356	102	76
Foreign	1,669	2,400	1,239
Deferred tax
Federal	(12,581)	214	38
State	903	—	—
Foreign	(1,593)	—	190
Total provision for income taxes	$(11,246)	$2,716	$1,543
The Company adopted ASU No. 2023-09 on a prospective basis effective February 1, 2025. A reconciliation of the statutory U.S. federal rate and effective rate for the year ended January 31, 2026, after the adoption of ASU 2023-09, is as follows:

	Fiscal years ended January 31, 2026
	Amount	%
Federal income tax benefit at statutory rate	$(1,877)	21%
State and local tax, net of federal benefit	994	(11)%
Foreign tax effects
India	68	(1)%
Canada	(275)	3%
Federal tax credits	(1,034)	12%
Changes in valuation allowances on federal deferred tax assets	(18,857)	211%
Effect of nontaxable or non-deductible items on federal income taxes
Stock based compensation	5,056	(57)%
Transaction Cost	1,730	(19)%
Capitalized Internal-Use Software	2,049	(23)%
Section 162(m)	656	(8)%
Other	125	(1)%
Changes in unrecognized tax benefits	119	(1)%
Benefit for income taxes	$(11,246)	126%
The majority of effect of state and local income taxes presented is generated by Texas.
The following table sets forth the Company’s income taxes paid by major jurisdiction for fiscal 2026 (in thousands):

Fiscal years ended January 31, 2026
Federal	$—
State and local
Texas	7
Total state and local	7
Foreign
India	516
Canada	1,374
Total foreign	1,890
Total income taxes paid	$1,897
A reconciliation of the statutory U.S. federal income tax rate to the Company's effective tax rate for fiscal 2025 and 2024 prior to the adoption of ASU 2023-09 is as follows:

	Fiscal years ended January 31,
	2025	2024
Federal income tax benefit at statutory rate	21%	21%
State and local tax, net of federal benefit	4%	3%
Permanent differences	1%	—%
Equity compensation	(6)%	—%
Foreign taxes	(3)%	(1)%
Other	—%	—%
Change in valuation allowance	(22)%	(24)%
Effective income tax rate	(5)%	(1)%

The significant components of the Company's deferred tax assets and liabilities as of January 31, 2026 and 2025 are as follows:

	January 31,
Deferred tax assets:	2026	2025
Net operating loss carryforwards	$170,985	$160,998
Stock based compensation	12,125	9,495
Accruals, reserves, and other expenses(1)	3,809	3,129
Disallowed interest expense	—	969
Depreciation and amortization	—	1,412
Capitalized R&D Expense(1)	23,835	23,897
Cardholder Receivable	15,779	—
Other	109	—
Total deferred tax assets	$226,642	$199,900
Less: valuation allowance	(176,652)	(188,712)
Net deferred tax assets	$49,990	$11,188

Deferred tax liabilities:
Depreciation and amortization	$(7,741)	$—
Intangible assets	(12,818)	(340)
Capitalized internal-use-software(1)	(14,623)	(11,074)
Due to Healthcare Provider	(15,660)	—
Other(1)	(2,053)	(258)
Total deferred tax liabilities	$(52,895)	$(11,672)
Net deferred tax liabilities	$(2,905)	$(484)
(1) Prior year amounts have been reclassified to conform to the current year presentation.
The net deferred tax liabilities amounts presented above are presented in the consolidated balance sheet as long-term deferred tax assets of $1,593 and $0 as of January 31, 2026 and 2025, respectively, and long-term deferred tax liabilities of $4,498 and $484 as of January 31, 2026 and 2025, respectively.
The Company has accumulated a U.S. Federal net operating loss carryforward of approximately $587,240 and $596,509 as of January 31, 2026 and 2025, respectively. This carryforward may be available to offset future U.S. Federal income tax liabilities and began expiring in 2025. As of January 31, 2026, the Company's foreign branch had no net operating loss carryforwards. The Company’s unutilized research and development tax credit carryforwards may be carried forward for a period of up to 20 years.
Due to the uncertainty regarding the ability to realize the benefit of the U.S. deferred tax assets primarily relating to net operating loss carryforwards, valuation allowances have been established to reduce the U.S. deferred tax assets to an amount that is more likely than not to be realized.
On the basis of this evaluation, as of January 31, 2026 and 2025, the Company recorded a valuation allowance of $176,652 and $188,712, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The $12,060 decrease in the valuation allowance recorded during the fiscal year ended January 31, 2026 relates primarily to a $13,069 release of valuation allowance for Phreesia. AccessOne’s federal deferred tax liabilities are a source of income for the Company’s historic federal deferred tax assets and are offset by the Company’ deferred tax assets resulting in the release of valuation allowance to the extent of such offset outside of acquisition accounting.
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change by value in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-change income may be limited. As of January 31, 2026, the Company has U.S. net operating loss carryforwards of approximately $587,240. The Company has completed a Section 382 study through January 31, 2026 and as a result the analysis identified ownership changes on November 30, 2006, February 2, 2009 and April 30, 2020. The ownership change in 2006 resulted in approximately $316 of NOLs that were generated in 2005 and 2006 that have or will expire unutilized due to Section 382 annual limitations. As such, these NOLs have been removed from the deferred tax asset table. The ownership change in 2009 resulted in limitation of approximately $12,388 of NOLs but as of 2024 became fully available for use. The ownership change in 2020 resulted in limitation of approximately $136,020 of NOLs but as of 2023 became fully available for use.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and foreign jurisdictions, where applicable. The Company’s tax years are still open from 2021 to present and, to the extent utilized in future years' tax returns, net operating loss carryforwards at January 31, 2026 will remain subject to examination until the respective tax year is closed.
The Company records unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjusts these balances when its judgment changes as a result of the evaluation of new information previously not available. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2026 the Company has reduced the balance of deferred tax assets for $1,910 of unrecognized tax benefits. The Company’s unrecognized tax benefits would not affect the effective tax rate if recognized because the Company has a valuation allowance against the majority of its U.S. deferred tax assets. As of January 31, 2026, the Company had no accrued interest or penalties related to uncertain tax positions.
The following is a roll-forward of the Company's total gross unrecognized tax benefits for fiscal 2026:

Balance, January 31, 2023	$—
Increases for income tax positions related to prior years	844
Increases for income tax positions related to current years	396
Balance, January 31, 2024	$1,240
Increases for income tax positions related to prior years	—
Increases for income tax positions related to current years	365
Balance, January 31, 2025	$1,605
Increases for income tax positions related to prior years	—
Increases for income tax positions related to current years	305
Balance, January 31, 2026	$1,910
13. Net income (loss) per share attributable to common stockholders
(a) Net income (loss) per share attributable to common stockholders

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Fiscal years ended January 31,
	2026	2025	2024
Basic net income (loss) per share
Numerator:
Net income (loss)	$2,306	$(58,527)	$(136,885)
Denominator:
Weighted-average shares of common stock outstanding, basic	59,737,915	57,589,687	54,561,449
Basic net income (loss) per share attributable to common stockholders:	$0.04	$(1.02)	$(2.51)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$2,306	$(58,527)	$(136,885)
Denominator:
Number of shares used for basic net income (loss) per computation	59,737,915	57,589,687	54,561,449
RSUs	698,122	—	—
PSUs	555,972	—	—
Stock options	335,357	—	—
Liability awards	148,271	—	—
ESPP	19,241	—	—
Weighted-average shares of common stock outstanding, diluted	61,494,878	57,589,687	54,561,449
Diluted net income (loss) per share attributable to common stockholders:	$0.04	$(1.02)	$(2.51)
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

	Fiscal years ended January 31,
	2026	2025	2024
Stock options to purchase common stock, restricted stock units and performance stock awards	1,580,596	6,577,715	7,273,621
Employee stock purchase plan	109,152	71,848	91,452
Total	1,689,748	6,649,563	7,365,073
14. Retirement savings plan
On February 20, 2008, the Company established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “Plan”). The Plan covers substantially all U.S. full-time employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax and post-tax basis. Company contributions to the Plan may be made at the discretion of the Board of Directors of the Company. The Company did not make any contributions in the years ended January 31, 2026, 2025 or 2024.
15. Related party transactions
For the years ended January 31, 2026 and 2025, the Company recognized revenue totaling $1,124 and $1,343, respectively, for advertisements placed by a pharmaceutical company. One of the Company's independent members of its Board of Directors serves on the board of directors of this pharmaceutical company. As of

January 31, 2026 and 2025, accounts receivable from the pharmaceutical company totaled $450 and $116, respectively.
For the year ended January 31, 2024, the Company recognized general and administrative expenses totaling $118 for software agreements with a software company. One of the Company's independent members of its Board of Directors served as the chief executive officer and a member of the board of directors for this software company until May 2023. This software company was no longer considered a related party subsequent to May 2023.
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
The Technology solutions segment provides comprehensive software solutions that improve the operational and financial performance of healthcare organizations and improve health outcomes by helping patients take a more active role in their care. The Technology solutions segment’s solutions include SaaS-based integrated tools that manage patient access, registration and payments. Additionally, the Technology solutions segment has tools to communicate with patients about their health, which have demonstrated increased rates of preventive care and vaccinations. Additionally, Technology solutions segment’s solutions include clinical assessments to screen patients for a variety of physical, behavioral and mental health conditions, helping providers to better understand their patients and connect them to needed services, resulting in improved health outcomes. The Technology solutions segment also provides life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations with a channel for direct communication with patients. The Technology solutions segment also provides additional products and services such as the trusted, scalable, compliant and operationally efficient healthcare payment card that accelerates cash flow and the MediFind provider directory, which helps patients find care based on providers' specialty and condition expertise. The Technology solutions segment offers its healthcare services clients the ability to lease tablets ("PhreesiaPads") and on-site kiosks ("Arrivals Kiosks") along with their monthly subscription.
The chief operating decision maker uses net income (loss) in assessing the performance of and allocating resources to the Technology solutions segment. The chief operating decision maker uses actual versus budgeted net income (loss) in evaluating the performance of the Technology solutions segment.
The accounting policies of the Technology solutions segment are the same as described in Note 3 - Summary of significant accounting policies. As the Company operates in a single operating segment managed on a consolidated basis, the revenues of the Technology solutions segment are equal to the Company’s total revenues presented on the accompanying consolidated statements of operations. Additionally, revenues for each significant group of products and services is presented on the accompanying consolidated statements of operations. As the Company has only one operating segment, the Company does not have inter-segment sales or transfers. Additionally, the measure of segment profit for the Technology solutions segment is equal to the Company’s net loss presented on the accompanying consolidated statements of operations.
The following table presents the Company’s segment revenue, segment profit (loss), significant segment expenses, and other segment items, as well as a reconciliation from segment profit (loss) to consolidated net income (loss).

	Fiscal years ended January 31,
	2026	2025	2024
Revenue	$480,591	$419,813	$356,299

Labor costs (1)	193,362	224,792	238,533
Payment solutions expense	82,758	68,707	62,986
Third-party non-labor operating expenses	102,955	89,550	90,159
Stock-based compensation	67,452	66,975	71,613
Other segment items	31,758	28,316	29,893

Segment net income (loss)	$2,306	$(58,527)	$(136,885)

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—	$—
Consolidated net income (loss)	$2,306	$(58,527)	$(136,885)
(1) Excludes stock-based compensation expense which is presented separately
Other segment items include depreciation and amortization, interest expense, interest income, income tax (benefit) expense, loss on extinguishment of debt and other income, net.
The total segment assets for the Technology solutions segment are equal to the total assets presented on the accompanying consolidated balance sheets. The following table presents other quantitative segment disclosures for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.

	Fiscal years ended January 31,
	2026	2025	2024
Depreciation and amortization	$31,453	$27,886	$29,487
Interest expense	$(6,953)	$(2,347)	$(1,854)
Interest income	$2,173	$2,677	$4,065
Loss on extinguishment of debt	$(501)	$—	$(1,118)
Gain on settlement (included in other income, net)	$—	$2,345	$—
Income tax benefit (expense)	$11,246	$(2,716)	$(1,543)
Expenditures for long-lived assets	$176,246	$25,940	$96,474
17. Derivative instruments and hedging activities
Cash Flow Hedges
During the year ended January 31, 2026, the Company entered into two foreign currency forward contracts to buy Canadian Dollars in exchange for U.S. Dollars in order to hedge the functional currency equivalent cash flows related to the Company’s Canadian Dollar denominated payroll payments. The Company does not hold any derivatives for trading or speculative purposes.
As of January 31, 2026, the notional value of the foreign currency forward contract that the Company held to buy Canadian Dollars in exchange for U.S. Dollars was a total of 16,100 Canadian Dollars, including a notional value of 14,490 Canadian Dollars designated as a foreign currency cash flow hedge and a notional value of 1,610 not designated as a foreign currency cash flow hedge.
The fair values of outstanding derivative foreign currency forward contract was as follows:

		January 31,
	Consolidated balance sheet location	2026	2025
Foreign currency cash flow hedges	Accrued expenses	$133	$—
Non-designated hedges	Accrued expenses	14	—
The effect of derivative instruments on the Company’s consolidated statements of operations were as follows:

	Consolidated statements of operations location	Fiscal years ended January 31,
		2026	2025	2024
Foreign currency cash flow hedges	Expenses	$(315)	$—	$—
Foreign currency cash flow hedges	Income tax benefit (expense)	—	—	—
Non-designated hedges	Other income, net	217	—	—
Pre-tax gains (losses) associated with cash flow hedges were as follows:

	Consolidated statements of operations and Statements of comprehensive income (loss) locations	Fiscal years ended January 31,
		2026	2025	2024
Gains recognized in accumulated other comprehensive income (included in assessment of effectiveness)	Unrealized gain on cash flow hedge	$182	$—	$—
Gains reclassified from accumulated other comprehensive income into income (effective portion)	Expenses	(315)	—	—
Tax effect reclassified from accumulated other comprehensive income into income (effective portion)	Income tax benefit (expense)	—	—	—
As of January 31, 2026, the foreign currency forward contract had a maturity of 3 months. As of January 31, 2026, the Company estimates that the entire $133 of the net loss recorded in accumulated other comprehensive income (loss) related to its foreign currency cash flow hedge will be reclassified into loss within the next 12 months.
See Note 3 - Summary of significant accounting policies and Note 9 - Fair value measurements for additional disclosures for derivatives and hedging.
18. Acquisitions
AccessOne Acquisition
On the Closing Date, the Company completed the acquisition of 100% of the outstanding equity of AccessOne Parent Holdings, Inc. for aggregate consideration transferred of approximately $163,666. The consideration was paid entirely in cash at closing, subject to customary working capital and other post-closing adjustments, and was funded using a combination of cash on hand and proceeds from the Bridge Loan (see Note 6 - Debt and finance leases). AccessOne is a technology‑enabled healthcare financial services platform that helps patients manage out‑of‑pocket medical expenses while providing healthcare providers with solutions to improve access to care and the collection of self‑pay patient receivables. The AccessOne Acquisition was accounted for as a business combination. The Company acquired AccessOne to expand its payment solutions capabilities and enhance its ability to support patients and healthcare providers through integrated financial and payment workflows.
The total preliminary purchase consideration including amounts deposited into escrow is $163,666. This includes the base purchase price of $160,000, plus estimated adjustments for working capital and closing cash.
All amounts are preliminary and subject to change as the Company finalizes valuation procedures, deferred tax analyses, and closing statement amounts. Any measurement‑period adjustments will be recognized in the period determined and will reflect facts and circumstances that existed as of the Closing Date.
The following table summarizes the calculation of cash paid for the AccessOne Acquisition, net of cash acquired per the Company's consolidated statements of cash flows for the year ended January 31, 2026.

Cash consideration paid to sellers	$163,666
Less: cash and restricted cash acquired	(10,474)
Cash paid for acquisitions, net of cash and restricted cash acquired per statements of cash flows	$153,192
Acquisition-related costs for professional and advisory services totaled $9,223 for the year ended January 31, 2026. These costs were expensed as incurred and are presented within general and administrative expense in the Company's consolidated statements of operations.
The Company's financial results for the year ended January 31, 2026 reflect inclusion of the business operations of AccessOne from the Closing Date, which contributed $9,679 of revenue and $251 of net income. The post‑acquisition results reflect only a partial period and include integration-related costs, and therefore are not indicative of AccessOne’s full‑year performance.
The following table summarizes the preliminary purchase price allocation of the fair values of the assets acquired and liabilities assumed at the Closing Date:

Amounts Recognized as of the Closing Date (Preliminary)
Cash and restricted cash	$10,474
Accounts receivable	708
Cardholder receivables	42,537
Deferred purchase price receivable	19,615
Accrued interest and fees receivable	394
Other current assets	376
Property and equipment	255
Operating lease right-of-use assets	1,439
Identified intangible assets acquired	56,700
Goodwill	94,219
Long-term cardholder receivables	50,654
Long-term deferred purchase price receivable	4,904
Other assets	208
Total assets acquired	282,483
Current portion of operating lease liabilities	(685)
Accounts payable	(651)
Accrued liabilities	(1,434)
Current portion of due to healthcare providers	(40,669)
Deferred revenue	(8,522)
Other current liabilities	(166)
Long-term deferred revenue	(39)
Operating lease liabilities, non-current	(1,174)
Long-term deferred tax liabilities	(15,692)
Long-term due to healthcare providers	(49,785)
Total purchase price	$163,666
The Company, with the assistance of a third-party appraiser, estimated the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgment related to estimates. The Company estimated the preliminary fair value of customer relationships under the multi-period excess earnings method which involved the use of significant assumptions with respect to revenue growth rates, contributory asset charges, asset adjustments and add backs, customer attrition rate, discount rate, and terminal growth rate. The Company estimated the preliminary fair value of the developed technology and trademark using the relief from royalty method which incorporates assumptions for obsolescence, attrition, royalty rates, tax rate, and discount rate.
Refer to Note 9 – Fair value measurements for descriptions of the valuation methods and assumptions related to cardholder receivables, deferred purchase price receivable, and due to healthcare providers.
The preliminary fair value estimates and assumptions regarding certain tangible assets acquired and liabilities assumed, and the valuation of intangible assets acquired and income taxes are subject to change as additional information is obtained during the measurement period.
Cardholder receivables represent the primary class of originated receivables and are not purchased financial assets with credit deterioration as of the Closing Date. The following table presents the fair value, gross contractual amounts receivable, and the Company’s best estimate of contractual cash flows not expected to be collected for cardholder receivables as of the Closing Date:

Cardholder Receivables (Preliminary)
Fair value	$93,191

Gross contractual amounts receivable	$157,208
Best estimate of contractual cash flows not expected to be collected	$58,735
Goodwill represents the excess of the consideration transferred over the fair value of the underlying net identifiable assets and is attributable primarily to expected synergies, including anticipated revenue growth and cost efficiencies, and the value of the assembled workforce of AccessOne. Goodwill is not deductible for U.S. federal income tax purposes.
The following table sets forth the preliminary amounts, allocated to the intangible assets identified and their estimated useful lives as of the Closing Date:

	Estimated Useful Life (in Years)	Fair Value
Trademark	12	$7,100
Technology	6	13,600
Customer relationships	8	36,000
Total identifiable intangible assets acquired		$56,700
The weighted-average amortization period for acquired intangible assets as of the date of acquisition is 8 years.
Pro forma results
The unaudited pro forma financial information presented below was derived from historical financial records of Phreesia and AccessOne and presents the operating results for the periods presented as if the AccessOne Acquisition occurred on February 1, 2024. The pro forma results include adjustments that are directly attributable to the transaction and factually supportable. Except for pro forma adjustments of $9.2 million for acquisition-related costs, the pro forma adjustments are expected to have a continuing impact on the Company’s results. Pro forma adjustments primarily reflect (i) incremental amortization of acquired intangible assets, (ii) interest expense associated with the Bridge Loan used to finance a portion of the consideration for the AccessOne Acquisition, (iii) acquisition-related costs, and (iv) related income tax effects.
Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the AccessOne Acquisition had occurred at the beginning of fiscal year 2025, nor are they indicative of future results of operations:

	Year ended January 31,
	2026	2025
Revenue	$516,438	$469,030
Net income (loss)	$2,168	$(61,929)
MediFind, Access and ConnectOnCall acquisitions
On June 30, 2023, the Company entered into an agreement to acquire 100% of the outstanding equity of MediFind for aggregate consideration payable of $8,871 (the "MediFind Acquisition"). A portion of the consideration was paid in cash at closing (subject to a customary working capital adjustment) with the remainder of the consideration settled through the issuance of 150,786 shares of the Company's common stock to certain stockholders of MediFind. MediFind is a consumer-facing healthcare product that helps patients - especially those with serious, chronic and rare diseases - find better care faster. The MediFind Acquisition was accounted for as a business combination. The Company acquired MediFind to reinforce its commitment to patient-centered care and expand its offerings to consumers.
On August 11, 2023, the Company entered into an agreement to acquire 100% of the outstanding equity of Access eForms for aggregate consideration payable of $37,411 (the “Access eForms Acquisition”). A portion of the consideration was paid in cash at closing (subject to a customary working capital adjustment) with the remainder of the consideration settled through the issuance of 1,096,436 shares of the Company's common stock to the holders of the outstanding equity of Access eForms. Access eForms is an innovative electronic forms management and automation provider that helps hospitals across the country streamline workflows, improve compliance and deliver a better patient experience. The Access eForms Acquisition was accounted for as a business combination. The

Company acquired Access eForms to enhance and build on its existing functionality in the acute care space and to expand its network of clients and partners.
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
The purchase price was allocated to the tangible assets acquired, the identifiable intangible assets acquired and the liabilities assumed based on their acquisition-date estimated fair values or other measurement bases specified by Accounting Standards Codification Topic 805, Business Combinations.
During the year ended January 31, 2024, the Company incurred $3,106 of acquisition related costs for the MediFind, Access and ConnectOnCall acquisitions. These costs are primarily included within general and administrative expenses in the consolidated statements of operations.
19. Securitization program and variable interest entities
(a) Program overview and structure
The Company sells eligible entire cardholder receivables through a securitization program (the “Securitization Program”). The disclosures that follow are aggregated for similar transfers of cardholder receivables under the Securitization Program. The Company had no transfers accounted for as secured borrowings for the years ended January 31, 2026 or 2025. Cardholder receivables are originated by AccessOne MedCard and then sold to AccessOne Funding, LLC (“AccessOne Funding”), a special‑purpose entity, for an amount equal to their face value. AccessOne Funding sells entire cardholder receivables to PNC Bank (“PNC”), an unaffiliated financial institution, for an initial cash purchase price (equal to the nominal amount of such receivables) and the right to receive a deferred purchase price, pursuant to the Securitization Program.

Transfers that meet the sale criteria under ASC 860 are accounted for as sales, and the related receivables are derecognized, as the assets are legally isolated, PNC has the ability to pledge or exchange the assets, and the Company does not maintain effective control. During the period from November 12, 2025 and January 31, 2026, the Company received cash proceeds of $13,691. The Company did not recognize significant gains or losses related to transfers accounted for as sales during the year ended January 31, 2026. The total principal of cardholder receivables outstanding in the program was $166,745, of which $143,320 had been derecognized, and $23,425 continues to be recognized on the consolidated balance sheet as of January 31, 2026. This is comprised primarily of the deferred purchase price receivable.
As of January 31, 2026, the funded receivables within the Securitization Program were predominantly current, with 92.7% classified as current, 4.7% less than 30 days past due, 1.6% between 30 and 89 days past due, 1.0% between 90 and 120 days past due, and no receivables more than 120 days past due. The substantial majority of healthcare providers in the Securitization Program have borrower credit ratings above A‑. For the period November 12, 2025 through January 31, 2026, the Company did not recognize credit losses on cardholder receivables transferred and derecognized under the Securitization Program. Losses arising from patient non‑payment are borne by healthcare providers under the recourse terms. Defaulted receivables are repaid by the provider. Accordingly, the Company has not recorded credit losses nor a corresponding liability for off-balance sheet credit risk.
As of January 31, 2026, the unfunded cardholder receivables were predominantly current, with 90.5% classified as current, 5.1% between 30 and 59 days past due, 2.4% between 60 and 89 days past due, and 2.0% 90 days or more past due. For the period November 12, 2025 through January 31, 2026, the Company did not recognize credit losses on unfunded cardholder receivables because, under the recourse terms, losses from patient non‑payment are borne by healthcare providers and defaulted receivables are repaid by or returned to the provider. Accordingly, the Company has not recorded credit losses related to these unfunded receivables.
The Securitization Program includes customary credit enhancement features, including a retained deferred purchase price and a reserve cash account. The deferred purchase price is a beneficial interest representing a right to receive certain cash flows from the Securitization Program. The Company receives cash and a deferred purchase price as consideration for the sale of cardholder receivables to PNC. The deferred purchase price functions as a credit enhancement and is settled from collections on the securitized cardholder receivables by the Company. Repayment of the deferred purchase price is conditional on the performance of the securitized cardholder receivables. The Securitization Program term ends on May 4, 2026 and may be renewed with the consent of the parties.
Refer to Note 9 – Fair value measurements for activity within deferred purchase price receivable for the year ended January 31, 2026.
(b) Servicing
The Company services cardholder receivables sold to PNC. The unpaid principal balance of cardholder receivables was $166,745 as of January 31, 2026. The Company recognizes servicing fee income assessed on the payment balances collected. Servicing fee income of $4,861 is presented within payment solutions in the consolidated statements of operations for the year ended January 31, 2026.
Continuing involvement with transferred assets consists primarily of servicing activities and the deferred purchase price. Cash flows on the deferred purchase price are affected by the performance of the securitized receivables. The Company’s maximum exposure to loss related to transferred financial assets is equal to the $23,425 carrying amount of its deferred purchase price receivable as of January 31, 2026. The Company does not provide liquidity facilities, guarantees or other support beyond customary servicing obligations and standard representations and warranties.
The Company, through AccessOne MedCard, makes certain representations, warranties and covenants regarding the transferred receivables and regarding AccessOne MedCard’s servicing of those receivables. The representations, warranties and covenants are intended to ensure that the purchasers of the receivables and related servicing will receive the type of assets and level of servicing that it has bargained to purchase. These representations and warranties do not expose the Company to risk of default on payment of the transferred receivables. Additionally, it is unlikely that these representations and warranties will expose the Company to any other significant losses. The Company evaluated this arrangement and determined that no liability was required as of January 31, 2026, as no losses were considered probable or reasonably estimable.
(c) Reserve cash account
The Securitization Program requires a reserve cash account equal to 1.0% of outstanding securitized cardholder receivables. Restricted cash related to the Securitization Program totaled $1,691 as of January 31, 2026.

(d) Securitization costs
The Company incurs securitization-related costs. Securitization-related costs of $3,052 were included in payment solutions expense in the consolidated statements of operations for the year ended January 31, 2026. The Company records an asset for securitization costs relating to future periods. As of January 31, 2026, the unamortized balance of deferred securitization costs was not material.
(e) Variable interest entities
In the ordinary course of business, the Company engages in certain activities that are not reflected on the consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities typically involve transactions with VIEs. AccessOne Funding is a wholly owned special‑purpose entity utilized in the Securitization Program. AccessOne Funding was established solely to facilitate the sale of entire cardholder receivables under the Securitization Program on behalf of the Company. Although AccessOne Funding is included in the Company’s consolidated financial statements, it is a separate legal entity with separate creditors.
AccessOne Funding’s equity investment at risk is not sufficient to permit AccessOne Funding to finance its activities without additional subordinated financial support. The activities that most significantly impact AccessOne Funding’s economic performance include facilitating the transfer of cardholder receivables pursuant to the Securitization Program and overseeing compliance with Securitization Program on behalf of the Company. The Company, through its control over these activities, has the current ability to direct these significant activities. The Company’s obligation to absorb losses or right to receive benefits that could potentially be significant arises primarily from its retained deferred purchase price beneficial interest and servicing arrangements, which expose the Company to variability in residual cash flows and servicing economics based on the performance of the securitized cardholder receivables. Accordingly, AccessOne Funding is a VIE for which the Company is the primary beneficiary. The Company reassesses on an ongoing basis whether it is the primary beneficiary of AccessOne Funding and whether any Securitization Program changes would require a change in consolidation conclusions. Reconsideration events include, among others, amendments to the Securitization Program or servicing arrangements, changes in decision‑making rights, or modifications that alter the Company’s exposure to AccessOne Funding’s variability.
Assets and liabilities of AccessOne Funding are included in the Company’s consolidated financial statements based on their nature within the respective line items. As of January 31, 2026, AccessOne Funding’s assets primarily consisted of deferred purchase price receivable of $23,425 and restricted cash of $1,691. As of January 31, 2026, AccessOne Funding did not have any significant liabilities. AccessOne Funding’s assets are restricted and may be used only to settle obligations of AccessOne Funding. The Company’s exposure to AccessOne Funding’s variability primarily relates to the fair value of the retained deferred purchase price beneficial interest. The Company’s involvement with AccessOne Funding affects results of operations primarily through changes in the fair value of the deferred purchase price receivable, which are recorded in other income, net in the consolidated statements of operations. Cash flows related to AccessOne Funding consist primarily of collections applied to the deferred purchase price receivable.
The Company’s exposure to variability is not expected to extend beyond the fair value of these arrangements. During the year ended January 31, 2026, there were no material changes in the Company’s risk exposure related to AccessOne Funding. AccessOne Funding’s creditors and interest holders have no recourse to the Company beyond these arrangements.
The Company evaluated interests in other legal entities and concluded that no other VIEs require consolidation. The Company did not have significant variable interests in unconsolidated VIEs as of January 31, 2026 and 2025.
(f) Covenants
As of January 31, 2026, the Company is required to maintain $3,500 of liquidity, which included unrestricted cash and availability under its securitization agreements. The Company was in compliance with all Securitization Program covenants as of January 31, 2026.
20. Subsequent events

New Capital One Credit Facility and Refinancing of Bridge Loan
On the Refinancing Date, the Company and certain of its subsidiaries entered into the New Capital One Credit Agreement providing for a senior secured revolving credit facility up to an aggregate principal amount of $275,000, of which $92,000 was borrowed on the Refinancing Date, and which includes a swingline sublimit of $20,000 and a letter of credit sublimit of $10,000. The unused borrowing capacity on the New Capital One Credit Facility is available to the Company for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The New Capital One Credit Agreement includes financial covenants including, but not limited to, requiring the Company to maintain a maximum Total Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio, each as defined in the New Capital One Credit Agreement.
The New Capital One Credit Agreement bears interest at a rate per annum based on SOFR or a Base Rate as specified in the New Capital One Credit Agreement. Swingline loans must be Base Rate loans. The Company is permitted to repay the Credit Facility, in whole or in part, without penalty or premium, subject to certain notice periods.
The Company will pay an unused line fee equal to the product of (i) a commitment fee percentage ranging from 0.25% to 0.40% per annum based on the applicable total net leverage ratio and (ii) the unused portion of the revolving commitments under the Credit Facility.
On the Refinancing Date, in connection with the entry into the New Capital One Credit Facility, the Company terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Loan and the Existing Capital One Credit Facility. All security agreements and related financing arrangements entered into with the Company’s former lenders under the Bridge Loan and the Existing Capital One Credit Facility were terminated substantially concurrently with the effectiveness of the New Capital One Credit Agreement.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of January 31, 2026 of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.
As disclosed in Note 18 - Acquisitions in the Notes to Consolidated Financial Statements, we completed AccessOne Acquisition on November 12, 2025. AccessOne’s total revenues since its acquisition date constituted approximately 2% of total revenues as shown on our Consolidated Statements of Operations for the year ended January 31, 2026 and AccessOne’s total assets constituted approximately 40% of total assets as shown on our Consolidated Balance Sheet as of January 31, 2026. We excluded AccessOne’s internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of incorporating the financial information of AccessOne. The Consolidated Financial Statements presented in this Annual Report on Form 10-K were prepared using certain information obtained from AccessOne’s separate, legacy systems.
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
As disclosed in Note 18 - Acquisitions in the Notes to Consolidated Financial Statements, we completed the AccessOne Acquisition on November 12, 2025. AccessOne’s total revenues since its acquisition date constituted approximately 2% of total revenues as shown on our Consolidated Statements of Operations for the fiscal year ended January 31, 2026 and AccessOne’s total assets constituted approximately 40% of total assets as shown on our Consolidated Balance Sheet as of January 31, 2026. We excluded AccessOne’s internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures for one year following the acquisition, in accordance with SEC guidance. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of incorporating the financial information of AccessOne. The Consolidated Financial Statements presented in this Annual Report on Form 10-K were prepared using certain information obtained from AccessOne’s separate, legacy systems.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and has concluded that we maintained effective internal control over financial reporting as of January 31, 2026.
Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II - Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On January 6, 2026, Balaji Gandhi, the Chief Financial Officer of the Company, terminated a trading arrangement for the sale of common stock (a “Rule 10b5-1 Trading Plan”). Mr. Gandhi’s terminated Rule 10b5-1 Trading Plan was adopted on June 24, 2025, would have expired on September 30, 2026 if not earlier terminated and provided for the sale of (i) up to 36,069 shares of our common stock, net of the number of shares sold to cover Mr. Gandhi’s taxes, (ii) an additional number of shares receivable upon the vesting of certain equity awards that may be granted pursuant to Mr. Gandhi’s first half of fiscal year 2026 bonus, full fiscal year 2026 bonus, and first half of fiscal year 2027 bonus, net of any shares sold in non-discretionary transactions pursuant to our mandatory sell-to-cover policy to cover Mr. Gandhi’s tax withholding obligations in connection with the vesting and settlement of RSUs and (iii) 100% of his vested PSUs granted in 2023, net of the number of shares sold to cover Mr. Gandhi’s taxes. As of the date of termination of the Rule 10b5-1 Trading Plan, Mr. Gandhi had sold no shares of common stock under its terms.
On January 21, 2026, Mr. Gandhi adopted a new Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Gandhi’s Rule 10b5-1 Trading Plan, which expires on January 29, 2027, provides for the sale of (i) up to 42,519 shares of our common stock, net of the number of shares sold to cover Mr. Gandhi’s taxes, (ii) an additional number of shares receivable upon the vesting of certain equity awards that may be granted pursuant to Mr. Gandhi’s fiscal year 2026 bonus and first half of fiscal year 2027 bonus, net of any shares sold in non-discretionary transactions pursuant to our mandatory sell-to-cover policy to cover Mr. Gandhi’s tax withholding obligations in connection with the vesting and settlement of RSUs and (iii) 100% of his vested PSUs granted in 2023 and 2024, net of the number of shares sold to cover Mr. Gandhi’s taxes. The number of shares to be granted pursuant to Mr. Gandhi’s fiscal year 2026 bonus and first half of fiscal year 2027 bonus, the number of PSUs to be awarded to Mr. Gandhi at the end of the relevant performance periods, and the number of shares to be sold by Mr. Gandhi to cover taxes, and thus the exact number of shares to be sold pursuant to Mr. Gandhi’s modified Rule 10b5-1 Trading Plan, can only be determined upon the occurrence of future vesting events.
On December 16, 2025, Lisa Egbuonu-Davis, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Dr. Egbuonu-Davis’s Rule 10b5-1 Trading Plan, which expires on December 31, 2026, provides for the sale of up to 3,082 shares of our common stock.
On December 19, 2025, Allison Hoffman, the General Counsel and Secretary of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Hoffman’s Rule 10b5-1 Trading Plan, which expires on September 30, 2026, provides for the sale of (i) up to 29,941 shares of common stock, net of the number of shares sold to cover Ms. Hoffman’s taxes (ii) an additional number of shares that are receivable upon the future vesting of certain equity awards to be granted in connection with Ms. Hoffman’s fiscal year 2026 bonus and first half of fiscal year 2027 bonus, net of any shares sold by Ms. Hoffman to satisfy applicable taxes and (iii) 100% of her vested PSUs granted in 2023, net of the number of shares sold to cover Ms. Hoffman’s taxes pursuant to the terms of her Rule 10b5-1 Trading Plan. The number of shares to be granted pursuant to Ms. Hoffman’s fiscal year 2026 bonus and first half of fiscal year 2027 bonus, the number of PSUs to be awarded to Ms. Hoffman at the end of the relevant performance periods, and the number of shares to be sold by Ms. Hoffman to cover taxes, and thus the exact number of shares to be sold pursuant to Ms. Hoffman’s Rule 10b5-1 Trading Plan, can only be determined upon the occurrence of future vesting events.
On September 16, 2025, Yvonne Hui, the Chief Accounting Officer of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. Hui’s Rule 10b5-1 Trading Plan, which expires on September 21, 2026, provides for the sale of (i) up to 8,875 shares of our common stock, net of the number of shares sold to cover Ms. Hui’s taxes and (ii) an additional number of shares receivable upon the vesting of certain equity awards that may be granted pursuant to Ms. Hui’s fiscal year 2026 bonus and first half of fiscal year 2027 bonus, net of any shares sold in non-discretionary transactions pursuant to our mandatory sell-to-cover policy to cover Ms. Hui’s tax withholding obligations in connection with the vesting and settlement of RSUs.
On January 15, 2026, Ms. Hui modified her Rule 10b5-1 Trading Plan to provide for the sale of shares received upon the vesting of certain equity awards granted pursuant to Ms. Hui’s first half of fiscal year 2026 bonus, net of any shares sold in non-discretionary transactions pursuant to our mandatory sell-to-cover policy to cover Ms. Hui’s tax withholding obligations in connection with the vesting and settlement of RSUs.
On January 21, 2026, Amy VanDuyn, the Senior Vice President, Human Resources of the Company, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. VanDuyn’s Rule 10b5-1 Trading Plan, which expires on January 20, 2027, provides for the sale of up to 24,184 shares of common stock, net of the number of shares sold to cover Ms. VanDuyn’s taxes.
On December 15, 2025, Michael Weintraub, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Weintraub’s Rule 10b5-1 Trading Plan, which expires on March 31, 2027, provides for the sale of up to 40,000 shares of common stock.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
We maintain an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our directors, officers, and employees. We believe our insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
The information required by this Item, including information about our Code of Business Conduct & Ethics, is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

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
(3) Exhibits. The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Index	Form	File No.	Exhibit No.	Date Filed
2.1 * **	Agreement and Plan of Merger, dated as of August 29, 2025, by and among Phreesia, Inc., Ace Merger Sub, Inc., AccessOne Parent Holdings, Inc. and the Representative named therein.	8-K	001-38977	2.1	September 4, 2025
3.1	Seventh Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38977	3.1	September 10, 2019
3.2	Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38977	3.2	September 7, 2023
3.3	Fourth Amended and Restated By-laws of the Registrant.	10-K	001-38977	3.3	March 14, 2024
4.1	Specimen Common Stock Certificate.	S-1	333-232264	4.1	June 21, 2019
4.2	Fifth Amended and Restated Investor Rights Agreement, dated as of October 27, 2017, by and among the Registrant and certain of its stockholders.	S-1	333-232264	4.2	June 21, 2019
4.3	Description of Capital Stock.	10-K	001-38977	4.4	April 23, 2020
10.1#	Amended and Restated 2006 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	S-1	333-232264	10.1	June 21, 2019
10.2#	2018 Stock Option and Grant Plan, as amended, and form of award agreements thereunder.	S-1	333-232264	10.2	June 21, 2019
10.3#	2019 Stock Option and Incentive Plan and form of awards thereunder.	10-K	001-38977	10.3	March 13, 2025
10.4#	2019 Employee Stock Purchase Plan.	S-1/A	333-232264	10.4	July 8, 2019
10.5#	Third Amended and Restated Non-Employee Director Compensation Policy, dated June 2022.	10-Q	001-38977	10.1	September 8, 2022
10.6#	Senior Executive Cash Bonus Plan.	S-1	333-232264	10.19	June 21, 2019
10.7#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-232264	10.6	June 21, 2019
10.8#	Form of Amended and Restated Employment Agreement between the Registrant and each of its U.S.-based executive officers.	S-1	333-232264	10.21	June 21, 2019
10.9#	Board Chairman Agreement, dated as of December 2018, by and between the Registrant and Michael Weintraub.	S-1	333-232264	10.12	June 21, 2019
10.10#	Phreesia, Inc. 2023 Inducement Award Plan.	10-Q	001-38977	10.1	September 7, 2023
10.11#	Form of RSU Award Agreement under the Phreesia, Inc. 2023 Inducement Award Plan.	10-Q	001-38977	10.2	September 7, 2023

10.12#	Form of Stock Option Grant Agreement under the Phreesia, Inc. 2023 Inducement Award Plan.	10-Q	001-38977	10.3	September 7, 2023
10.13	Form of Support and Joinder Agreement, by and among Phreesia, Inc., AccessOne Parent Holdings, Inc. and the person set forth on the signature page thereto	8-K	001-38977	10.1	September 4, 2025
10.14 * **	Credit Agreement, dated as of March 13, 2026, by and among Phreesia, Inc., the credit parties, Capital One, National Association as Agent, Swing Lender, Joint Lead Arranger and Sole Bookrunner, Flagstar Bank, N.A., as Joint Lead Arranger and Co-Syndication Agent, and the lenders party thereto	8-K	001-38977	10.1	March 16, 2026
19.1	Insider Trading Policy	10-K	001-38977	19.1	March 13, 2025
21.1	Subsidiaries of the Registrant.				Filed herewith
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				Filed herewith
24.1	Power of Attorney (included on signature page hereto).				Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
97.1	Phreesia, Inc. Compensation Recovery Policy.	10-K	001-38977	97.1	March 14, 2024
101.INS	Inline XBRL Instance Document.				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed herewith

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

PHREESIA, INC.

Date: March 31, 2026	By:	/s/ Chaim Indig
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

Name	Title	Date

/s/ Chaim Indig	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2026
Chaim Indig

/s/ Balaji Gandhi	Chief Financial Officer (Principal Financial Officer)	March 31, 2026
Balaji Gandhi

/s/ Yvonne Hui	SVP, Principal Accounting Officer	March 31, 2026
Yvonne Hui

/s/ Michael Weintraub	Chairman and Director	March 31, 2026
Michael Weintraub

/s/ Edward Cahill	Director	March 31, 2026
Edward Cahill

/s/ Lisa Egbuonu-Davis, M.D.	Director	March 31, 2026
Lisa Egbuonu-Davis, M.D.

/s/ Lainie Goldstein	Director	March 31, 2026
Lainie Goldstein

/s/ Gillian Munson	Director	March 31, 2026
Gillian Munson

/s/ Ramin Sayar	Director	March 31, 2026
Ramin Sayar

/s/ Mark Smith, M.D.	Director	March 31, 2026
Mark Smith, M.D.