Form 10-Q
period 2026-04-30
Phreesia, Inc.
filed 2026-05-28
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 22, 2026, 61,811,889 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
For the Quarter Ended April 30, 2026

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
•Our operating results have fluctuated and may continue to fluctuate significantly, and if we fail to meet the expectations of analysts or investors, or our own expectations or guidance, our stock price and the value of your investment could decline substantially.
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
•We are a fully remote company which subjects us to unique operational risks.
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
•our ability to obtain meaningful annualized run-rate expense savings from implementing our restructuring plan to reduce operating expenses;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	April 30, 2026	January 31, 2026
	(Unaudited)
Assets
Current:
Cash, cash equivalents and restricted cash (including restricted cash of $— and $1,691 as of April 30, 2026 and January 31, 2026, respectively)	$74,706	$73,830
Settlement assets	32,720	32,999
Accounts receivable, net of allowance for doubtful accounts of $1,467 and $1,523 as of April 30, 2026 and January 31, 2026, respectively	89,607	97,453
Cardholder receivables	29,740	38,330
Deferred purchase price receivables	23,247	18,003
Accrued interest and fees receivables	711	840
Deferred contract acquisition costs	401	410
Prepaid expenses and other current assets	16,129	17,978
Total current assets	267,261	279,843
Property and equipment, net of accumulated depreciation and amortization of $90,385 and $94,193 as of April 30, 2026 and January 31, 2026, respectively	20,568	20,332
Capitalized internal-use software, net of accumulated amortization of $73,362 and $69,390 as of April 30, 2026 and January 31, 2026, respectively	54,624	54,270
Operating lease right-of-use assets	1,769	2,002
Deferred contract acquisition costs	231	338
Intangible assets, net of accumulated amortization of $16,099 and $13,489 as of April 30, 2026 and January 31, 2026, respectively	77,151	79,761
Goodwill	169,513	170,064
Deferred tax assets	1,593	1,593
Other assets (includes $1,691 and $— of long-term restricted cash as of April 30, 2026 and January 31, 2026, respectively)	7,283	2,442
Long-term cardholder receivables	59,494	47,723
Long-term deferred purchase price receivables	6,654	5,422
Total Assets	$666,141	$663,790
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$32,720	$32,999
Current portion of debt and finance lease liabilities	5,301	7,971
Current portion of operating lease liabilities	1,062	1,254
Accounts payable	11,891	11,477
Accrued expenses	30,521	41,257
Due to healthcare providers	30,331	38,056
Deferred revenue	39,561	49,522
Other current liabilities	722	705
Total current liabilities	152,109	183,241
Long-term debt and finance lease liabilities	85,303	92,117
Operating lease liabilities, non-current	891	1,107
Long-term due to healthcare providers	60,826	45,329
Long-term deferred revenue	3,223	244
Long-term deferred tax liabilities	4,624	4,498
Other long-term liabilities	75	47
Total Liabilities	307,051	326,583
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, undesignated, $0.01 par value—20,000,000 shares authorized as of both April 30, 2026 and January 31, 2026; no shares issued or outstanding as of both April 30, 2026 and January 31, 2026	—	—
Common stock, $0.01 par value—500,000,000 shares authorized as of both April 30, 2026 and January 31, 2026; 63,249,229 and 62,020,186 shares issued as of April 30, 2026 and January 31, 2026, respectively	632	620
Additional paid-in capital	1,201,871	1,181,679
Accumulated deficit	(796,227)	(799,190)
Accumulated other comprehensive loss	(571)	(382)
Treasury stock, at cost, 1,474,884 and 1,355,169 shares as of April 30, 2026 and January 31, 2026, respectively	(46,615)	(45,520)
Total Stockholders’ Equity	359,090	337,207
Total Liabilities and Stockholders’ Equity	$666,141	$663,790
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended April 30,
	2026	2025
Revenue:
Subscription and related services	$52,721	$54,355
Payment solutions(1)	41,941	29,925
Network solutions	36,273	31,656
Total revenues	130,935	115,936
Expenses:
Cost of revenue (excluding depreciation and amortization)	17,659	16,637
Payment solutions expense(1)	25,675	21,428
Sales and marketing	24,209	26,043
Research and development	28,328	31,829
General and administrative	18,361	16,408
Depreciation	3,371	2,986
Amortization	6,583	3,892
Total expenses	124,186	119,223
Operating income (loss)	6,749	(3,287)
Other (expense) income, net	(7)	338
Loss on extinguishment of debt	(17)	—
Interest expense	(2,299)	(435)
Interest income	297	205
Total other (expense) income, net	(2,026)	108
Income (loss) before income tax expense	4,723	(3,179)
Income tax expense	(1,760)	(735)
Net income (loss)	$2,963	$(3,914)
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.07)
Diluted	$0.05	$(0.07)
Weighted-average common shares outstanding:
Basic	60,944,962	58,920,782
Diluted	62,040,865	58,920,782
(1) Beginning with the fourth quarter of the fiscal year ended January 31, 2026, the revenue line previously labeled “Payment processing fees” was relabeled “Payment solutions” to reflect the expanded scope of our payments offerings following the AccessOne Acquisition (as defined herein), which closed on November 12, 2025. Additionally, “Payment processing expense” was relabeled “Payment solutions expense.” Prior period amounts have not been reclassified, as the Company did not own the acquired operations in prior periods and the change in presentation did not affect any previously reported amounts. See Note 2 - Basis of presentation.

See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended April 30,
	2026	2025
Net income (loss)	$2,963	$(3,914)
Other comprehensive (loss) income:
Net change in unrealized gains on cash flow hedges	(81)	407
Change in foreign currency translation adjustments	(108)	28
Other comprehensive (loss) income	(189)	435
Comprehensive income (loss)	$2,774	$(3,479)
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance, February 1, 2025	60,083,444	601	1,111,274	(801,496)	(51)	(45,520)	264,808
Net loss	—	—	—	(3,914)	—	—	(3,914)
Other comprehensive income	—	—	—	—	435	—	435
Stock-based compensation	—	—	14,221	—	—	—	14,221
Exercise of stock options and vesting of restricted stock units	463,799	4	124	—	—	—	128
Issuance of stock for share-settled bonus awards	267,687	3	6,505	—	—	—	6,508
Balance, April 30, 2025	60,814,930	608	1,132,124	(805,410)	384	(45,520)	282,186

Balance, February 1, 2026	62,020,186	620	1,181,679	(799,190)	(382)	(45,520)	337,207
Net income	—	—	—	2,963	—	—	2,963
Other comprehensive loss	—	—	—	—	(189)	—	(189)
Stock-based compensation	—	—	12,020	—	—	—	12,020
Exercise of stock options and vesting of restricted stock units	348,963	3	128	—	—	—	131
Issuance of stock for share-settled bonus awards	880,080	9	8,044	—	—	—	8,053
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	—	(1,095)	(1,095)
Balance, April 30, 2026	63,249,229	632	1,201,871	(796,227)	(571)	(46,615)	359,090
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended April 30,
	2026	2025
Operating activities:
Net income (loss)	$2,963	$(3,914)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,954	6,878
Stock-based compensation expense	13,554	17,225
Amortization of deferred financing costs	434	62
Loss on extinguishment of debt	17	—
Cost of Phreesia hardware purchased by customers	188	436
Deferred contract acquisition costs amortization	116	110
Non-cash operating lease expense	233	215
Deferred taxes	677	85
Changes in operating assets and liabilities:
Accounts receivable	7,731	(1,490)
Cash received for sale of receivables	7,711	—
Accrued interest receivable	129	—
Prepaid expenses and other assets	828	(256)
Accounts payable	159	(1,739)
Accrued expenses and other liabilities	(6,985)	(891)
Payment of due to provider for receivables sold to securitization	(5,060)	—
Lease liabilities	(410)	(252)
Deferred revenue	(8,317)	(1,619)
Net cash provided by operating activities	23,922	14,850
Investing activities:
Collections of cardholder receivables held for investment and deferred purchase price	12,352	—
Capitalized internal-use software	(3,240)	(3,888)
Purchases of property and equipment	(4,310)	(3,504)
Net cash provided by (used in) investing activities	4,802	(7,392)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	131	128
Treasury stock to satisfy tax withholdings on stock compensation awards	(1,095)	—
Proceeds from employee stock purchase plan	522	768
Finance lease payments	(1,680)	(1,376)
Principal payments on financing agreements	(355)	(320)
Debt issuance costs and loan facility fee payments	(2,259)	(38)
Financing payments of acquisition-related liabilities	—	—
Debt extinguishment costs	(42)	—
Proceeds from debt instruments	92,240	—
Principal payments on debt instruments	(98,000)	—
Payments due to provider for unfunded receivables	(15,555)	—
Net cash used in financing activities	(26,093)	(838)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(64)	31
Net increase in cash, cash equivalents and restricted cash	2,567	6,651
Cash, cash equivalents and restricted cash – beginning of period	73,830	84,220

Cash, cash equivalents and restricted cash – end of period	$76,397	$90,871

Supplemental information of non-cash investing and financing information:
Non-cash activity related to credit card receivables and deferred purchase price	$27,717	$—
Exchange of right of use asset for property and equipment	$57	$—
Purchase of property and equipment and capitalized software included in accounts payable and accrued liabilities	$2,304	$1,117
Capitalized stock-based compensation	$342	$332
Issuance of stock to settle liabilities for stock-based compensation	$8,053	$6,508
Cash paid for:
Interest	$3,848	$324
Income taxes	$1,181	$551

Reconciliation of cash, cash equivalents and restricted cash shown in statements of cash flows
Cash, cash equivalents and restricted cash per balance sheets	$74,706	$90,871
Restricted cash included in other long-term assets	1,691	—
Total cash, cash equivalents and restricted cash shown in statements of cash flows	$76,397	$90,871

See notes to unaudited consolidated financial statements

Phreesia, Inc.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share data)
1. Background and liquidity
Phreesia, Inc. (“Phreesia” or the “Company”) provides an integrated software, payments, and engagement platform designed to address three foundational challenges in healthcare delivery: access to care, affordability of care, and health patient outcomes. The Company’s platform is embedded directly into provider workflows and patient interactions, enabling healthcare organizations to activate patients, streamline administrative processes, and improve financial performance across the care continuum. The Company’s integrated platform is designed to address challenges patients and healthcare providers face in three core areas: Access, Affordability, and Outcomes.
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
(b) Liquidity
For most of the Company’s history, the Company did not generate sufficient revenue to meet its operating expenses. Although the Company generated net income for the three months ended April 30, 2026, it may incur net losses in the future. To date, the Company has primarily relied upon the proceeds from issuances of common stock, debt and preferred stock, as well as sales of Company products and services in the normal course of business, to fund its operations.
During the fourth quarter of fiscal 2026, in connection with the AccessOne Acquisition, the Company entered into a bridge loan credit agreement (the “Bridge Credit Agreement”), with respect to a new, 364-day $110,000 secured term loan (the “Bridge Loan”). As of January 31, 2026, the outstanding principal balance of the Bridge Loan was $90,000.
On March 13, 2026 (the “Refinancing Date”), the Company completed a refinancing whereby it terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Loan and the Previous Capital One Credit Facility (as defined herein) using borrowings from a new, 5-year $275,000 senior secured revolving credit facility with Capital One (the "New Capital One Credit Facility"), which matures on March 13, 2031. The Bridge Credit Agreement, and the Previous Capital One Credit Facility, which had no outstanding borrowings, were terminated on the Refinancing Date. The unused borrowing capacity on the New Capital One Credit Facility is available to the Company for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The transactions that occurred on the Refinancing Date are referred to collectively as the “Refinancing.” See Note 6 - Debt and finance leases for more information regarding the Bridge Loan and the New Capital One Credit Facility.

Management believes that the Company’s cash and cash equivalents, along with cash generated in its normal operations will be sufficient to meet the Company’s needs for at least the next 12 months.
The Company may seek to obtain additional financing, if needed, to successfully implement its long-term strategy.
2. Basis of presentation
(a) Consolidated financial statements
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and regulations of the Securities and Exchange Commission ("SEC") regarding quarterly financial reporting and include the accounts of Phreesia, Inc., its branch operation in Canada, its consolidated subsidiaries and its consolidated variable interest entity (or collectively, the "Company"). In addition to the subsidiaries the Company controls through its equity ownership, the Company consolidates a variable interest entity because it is the primary beneficiary. See Note 18 - Securitization program and variable interest entities for additional information on the Company’s variable interest entity.
(b) Fiscal year
The Company’s fiscal year ends on January 31. References to fiscal 2027 and 2026 refer to the fiscal years ending on January 31, 2027 and January 31, 2026, respectively.
(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of April 30, 2026 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended April 30, 2026 and 2025. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2026.
(d) Reclassifications and Changes in Financial Statement Captions
The Company has presented interest expense and interest income separately on its consolidated statements of operations. The Company has separately presented interest expense and interest income in its consolidated statement of operations for the three months ended April 30, 2025 to conform to the current period classification. In prior periods, the Company had separately presented interest expense and interest income in the notes to its financial statements but had presented interest expense and interest income on a combined basis on its consolidated statements of operations because the individual amounts were not material.
Beginning with the three months ended January 31, 2026, the revenue line previously labeled “Payment processing fees” was relabeled “Payment solutions” to reflect the expanded scope of the Company’s payments offerings following the AccessOne Acquisition, which closed on November 12, 2025. “Payment solutions” includes all revenue previously presented as “Payment processing fees” and all revenue from the operations acquired in the AccessOne Acquisition. Additionally, “Payment processing expense” was relabeled “Payment solutions expense” and includes all expenses previously presented as “Payment processing expense” and direct costs of revenue related to the operations acquired in the AccessOne Acquisition. Prior period amounts have not been reclassified, as the Company did not own the acquired operations in prior periods and the change in presentation did not affect any previously reported amounts.
3. Summary of significant accounting policies
The Company’s significant accounting policies are disclosed in the audited financial statements for the fiscal year ended January 31, 2026. Since the date of those audited financial statements, there have been no material changes to the Company’s significant accounting policies, including the status of recent accounting pronouncements, other than those detailed below.
(a) Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These judgments, estimates and assumptions are used for, but not limited to revenue recognition, the fair value of cardholder receivables, the fair value of deferred purchase price receivables, the fair value of due to provider liabilities. the allowance for doubtful accounts, contingent liabilities, the determination of the useful lives of long-lived assets, the capitalization, valuation and recoverability of long-lived assets, the fair value of securities underlying stock-based compensation and the fair value of identifiable assets and liabilities and deferred consideration in business acquisitions.
(b) Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and settlement assets. For cardholder receivables, the Company does not bear credit risk from the patient cardholder, as the Company has full recourse to the healthcare provider for unpaid principal. Accordingly, the primary exposure relates to the healthcare provider’s obligation to remit the recourse payment under the financial services arrangement. For information regarding credit risk and maximum exposure to loss associated with the deferred purchase price receivable, refer to Note 18 — Securitization program and variable interest entities.
The Company’s cash and cash equivalents are held by established financial institutions. At times, the Company’s cash on deposit at financial institutions may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company does not require collateral from its customers and generally requires payment within 30 to 60 days of billing. Settlement assets are amounts due from well-established payment processing companies and normally take one to two business days to settle, which mitigates the associated risk of concentration. The Company utilizes two third-party payment processors.
The Company’s customers are primarily physician’s offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three months ended April 30, 2026 and 2025. The Company had receivables from two entities and one entity as of April 30, 2026 and January 31, 2026, respectively, that accounted for at least 10% of total accounts receivable.
(c) Risks and uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws and government regulations. Additionally, the Company is subject to other risks associated with the markets in which it operates including reliance on third-party vendors, partners, and service providers. The Company has a substantial number of employees in Canada and India, and the Company supplements its workforce with contractors and consultants in domestic and international locations. Certain of the Company's service providers, including certain third-party software developers, are located in international locations subject to warfare and/or political and economic instability, such as Ukraine and India. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of the Company's business and the Company's customer’s facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, political and economic instability, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of the Company’s products and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of the Company's operations, adversely impacting the Company’s operating results and the Company's ability to meet the Company's obligations and commitments. See Note 6 - Debt and finance leases and Note 11 - Commitments and contingencies, for a summary of the Company’s contractual commitments as of April 30, 2026.
(d) New accounting pronouncements
Impact of recently adopted accounting pronouncements
On February 1, 2026, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2025‑05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets on a prospective basis. ASU 2025-05 provides a practical expedient that permits entities to assume that current economic conditions as of the balance‑sheet date do not change over the remaining life of current accounts receivable and current contract assets arising from transactions within the scope of Accounting Standard Codification (“ASC”) 606. The Company did not elect to apply the practical expedient upon adoption of ASU 2025-05. As a result, the adoption did not impact the Company’s allowance for credit losses.

During the three months ended April 30, 2026, the Company did not adopt any other accounting pronouncements that materially impacted the Company's financial statements.
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
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of April 30, 2026 and January 31, 2026 are as follows:

	April 30, 2026	January 31, 2026
Payroll-related expenses and taxes	$7,647	$12,535
Stock-based compensation liability	1,475	7,652
Payment processing fees liability	7,482	7,056
Acquisition-related liabilities	119	119
Income and other tax liabilities	3,529	2,674
Information technology	6,560	5,546
Other	3,709	5,675
Total accrued expenses	$30,521	$41,257
(b) Property and equipment
Property and equipment as of April 30, 2026 and January 31, 2026 are as follows:

	April 30, 2026	January 31, 2026
PhreesiaPads and Arrivals Kiosks	$17,557	$16,523
Computer equipment	77,975	84,380
Computer software	14,685	12,887
Hardware development	575	577
Other	161	158
Total property and equipment	$110,953	$114,525
Less: accumulated depreciation	(90,385)	(94,193)
Property and equipment — net	$20,568	$20,332
Depreciation expense related to property and equipment amounted to $3,371 and $2,986 for the three months ended April 30, 2026 and 2025, respectively.
Property and equipment — net and related depreciation expense includes assets acquired under finance leases. Assets acquired under finance leases included in computer equipment was $41,571 and $49,009 as of April 30, 2026 and January 31, 2026, respectively. Accumulated amortization of assets under finance leases was $36,192 and $42,060 as of April 30, 2026 and January 31, 2026, respectively. See Note 10 - Leases for additional information regarding finance leases.
(c) Capitalized internal-use software
For the three months ended April 30, 2026 and 2025, the Company capitalized $4,326 and $3,791 of costs related to the Company’s solutions, respectively.
During the three months ended April 30, 2026 and 2025, amortization expense related to capitalized internal-use software was $3,972 and $3,022, respectively.
(d) Intangible assets and goodwill
The following presents the details of intangible assets as of April 30, 2026 and January 31, 2026:

	Useful Life
	(years)	April 30, 2026	January 31, 2026
Acquired technology	5 to 7	$22,910	$22,910
Customer relationship	7 to 15	53,940	53,940
License	15	6,200	6,200
Trademarks	12 to 15	10,200	10,200
Total intangible assets, gross carrying value		$93,250	$93,250
Less: accumulated amortization		(16,099)	(13,489)
Net carrying value		$77,151	$79,761
The weighted-average remaining useful life for acquired technology in years was 5.1 and 5.4 as of April 30, 2026 and January 31, 2026, respectively. The remaining useful life for customer relationships in years was 8.4 and 8.6 as of April 30, 2026 and January 31, 2026, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 10.6 and 10.8 as of April 30, 2026 and January 31, 2026, respectively. The remaining useful life for the trademarks in years was 11.7 and 12.0 as of April 30, 2026 and January 31, 2026, respectively.

Amortization expense associated with intangible assets for the three months ended April 30, 2026 and 2025, was $2,611 and $870, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of April 30, 2026:

April 30, 2026
2027 (Remaining nine months)	$7,885
Fiscal year ending January 31,
2028	10,513
2029	10,412
2030	10,212
2031 - thereafter	38,129
Total	$77,151
The following table presents a roll-forward of goodwill for the three months ended April 30, 2026:

Balance, January 31, 2026	$170,064
Goodwill from measurement period adjustments on acquisitions	(551)
Balance, April 30, 2026	$169,513
As of April 30, 2026, the Company completed its quarterly triggering event assessments and determined that the decline in the market value of its publicly-traded stock, which resulted in a corresponding decline in its market capitalization, constituted a triggering event. Due to the decline in the Company’s market capitalization during the three months ended April 30, 2026, the Company has evaluated whether changes in the Company’s market capitalization indicate that the carrying value of goodwill in the Company’s single reporting unit is impaired. As of April 30, 2026, the Company’s market capitalization exceeded the carrying value of the Company’s equity. As a result, the Company does not believe that changes in the Company’s market capitalization during the three months ended April 30, 2026 indicate that the carrying amount of the Company’s goodwill is impaired as of April 30, 2026.
As of January 31, 2026, the Company determined that it was more likely than not that the fair value of its single reporting unit exceeded its carrying value. As a result, the Company does not believe that the Company’s goodwill was impaired as of January 31, 2026.
During the measurement period, in the three months ended April 30, 2026, the Company recorded a decrease to acquired deferred tax liabilities of $551 and a corresponding adjustment to goodwill in connection with the acquisition of AccessOne. The Company did not record any impairments of goodwill during the three months ended April 30, 2026 or 2025.
(e) Accounts receivable
Accounts receivable as of April 30, 2026 and January 31, 2026 are as follows:

	April 30, 2026	January 31, 2026
Billed	$83,201	$93,296
Unbilled	7,873	5,680
Total accounts receivable, gross	$91,074	$98,976
Less: accounts receivable allowances	(1,467)	(1,523)
Total accounts receivable	$89,607	$97,453

Activity in the Company's allowance for doubtful accounts was as follows for the three months ended April 30, 2026:

April 30, 2026
Balance, January 31, 2026	$1,523
Bad debt expense	14
Write-offs and adjustments	(70)
Balance, April 30, 2026	$1,467
The Company’s allowance for doubtful accounts represents the current estimate of expected future losses based on prior bad debt experience as well as expected future changes in credit losses and considerations for specific customers as applicable. The Company's accounts receivable are considered past due when they are outstanding past the due date listed on the invoice to the customer. Activity in the allowance for doubtful accounts and write-offs of accounts receivable were not material for the three months ended April 30, 2026 and 2025.
(f) Prepaid and other current assets
Prepaid and other current assets as of April 30, 2026 and January 31, 2026 are as follows:

	April 30, 2026	January 31, 2026
Prepaid software and business systems	$6,177	$7,246
Prepaid data center expenses	4,226	4,661
Prepaid insurance	1,216	1,721
Other prepaid expenses and other current assets	4,510	4,350
Total prepaid and other current assets	$16,129	$17,978
(g) Cloud computing implementation costs
The Company enters into cloud computing service contracts to support its sales and marketing, product development and administrative activities. The Company capitalizes certain implementation costs for cloud computing arrangements that meet the definition of a service contract. The Company includes these capitalized implementation costs within prepaid expenses and other current assets and within other assets on its consolidated balance sheets. Once placed in service, the Company amortizes these costs over the remaining subscription term to the same caption in the consolidated statements of operations as the related cloud subscription. Capitalized implementation costs for cloud computing arrangements accounted for as service contracts were $1,532. These arrangements were fully amortized by the three months ended April 30, 2025.
(h) Other income, net
Other income, net for the three months ended April 30, 2026 and 2025 were composed primarily of miscellaneous other income and expense and foreign exchange gains and losses due to changes in rates.
5. Revenue and contract costs
The Company generates revenue primarily from providing integrated SaaS-based software and payment solutions for the healthcare industry. The Company derives revenue from subscription fees and related services generated from the Company’s healthcare services clients for access to the Company's solutions, payment processing fees based on patient payment volume and financing fees based on a portfolio of cardholder receivables, and fees from life sciences companies and other organizations for delivering qualified direct communications to patients who consent to receive this type of engagement using the Company's solutions.
The amount of subscription and related services revenue recorded pursuant to ASC 842, Leases for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $2,074 and $2,419 for the three months ended April 30, 2026 and 2025, respectively.
Contract balances

The following table represents a roll-forward of contract assets:

Balance, January 31, 2026	$5,680
Amount transferred to receivables from beginning balance of contract assets	(5,639)
Contract asset additions, net of reclassification to receivables	7,832
Balance, April 30, 2026	$7,873
The following table represents a roll-forward of deferred revenue:

Balance, January 31, 2026	$49,766
Revenue recognized that was included in deferred revenue at the beginning of the period	(29,908)
Deferred revenue from measurement period adjustments on acquisitions	1,335
Current period activity in deferred revenue	21,591
Balance, April 30, 2026	$42,784
Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $116 and $110 for the three months ended April 30, 2026 and 2025, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. During fiscal 2025, the Company updated its estimate of the period of benefit from five years to three years for certain deferred contract acquisition costs. There were no impairment losses recorded during the periods presented.

The following table represents a roll-forward of deferred contract acquisition costs:

Balance, January 31, 2026	$748
Additions to deferred contract acquisition costs	—
Amortization of deferred contract acquisition costs	(116)
Balance, April 30, 2026	$632

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$401
Deferred contract acquisition costs, non-current	231
Total deferred contract acquisition costs	$632
6. Debt and finance leases
As of April 30, 2026 and January 31, 2026, the Company had the following outstanding debt and finance lease liabilities:

	April 30, 2026	January 31, 2026
Bridge loan	$—	$90,000
Revolving credit facility	84,240	—
Finance leases	5,752	7,431
Financing arrangements	241	595
Accrued interest and payments	371	2,062
Total debt and finance lease liabilities	$90,604	$100,088
Less: current portion of debt and finance lease liabilities	(5,301)	(7,971)
Long-term debt and finance lease liabilities	$85,303	$92,117
(a) Bridge Loan
In connection with the AccessOne Acquisition, on the Closing Date, the Company entered into the Bridge Credit Agreement with respect to a new, 364-day $110,000 secured term loan. The net proceeds of the Bridge Loan were used to fund a portion of the purchase price of the AccessOne Acquisition. The Bridge Loan had a maturity date of

November 11, 2026 and bore interest at a per annum rate equal to the three-month SOFR rate plus a margin of 4.0% per annum. The interest rate applicable to the Bridge Loan increased by 0.5% every three months following the closing date of November 12, 2025. The Company incurred $3,122 in debt issuance costs and original issue discount related to the Bridge Loan.
On the Refinancing Date, the Company terminated without penalty and repaid all outstanding indebtedness and obligations under the Bridge Loan. All security agreements and related financing arrangements entered into with the Company’s former lenders under the Bridge Loan were terminated substantially concurrently with the effectiveness of the New Capital One Credit Agreement. The Company recognized an immaterial loss on extinguishment of debt related to debt issuance costs of the Bridge Loan.
(b) Finance leases
See Note 10 - Leases for more information regarding finance leases.
(c) Previous Capital One Credit Agreement
In December 2023, the Company entered into the Previous Capital One Credit Agreement for a 5-year $50,000 senior secured asset-based revolving credit facility.
In November 2025, the Company entered into an amendment (the “First Amendment”) to the Previous Capital One Credit Facility to permit the AccessOne Acquisition and to accommodate the Bridge Loan.
On the Refinancing Date, the Previous Capital One Credit Agreement was terminated without penalty in connection with the Refinancing.
(d) New Capital One Credit Facility
On the Refinancing Date, the Company and certain of its subsidiaries entered into the New Capital One Credit Agreement providing for a senior secured revolving credit facility up to an aggregate principal amount of $275,000, of which $92,240 was borrowed on the Refinancing Date, and which includes a swingline sublimit of $20,000 and a letter of credit sublimit of $10,000. During the three months ended April 30, 2026, the Company repaid $8,000 of the outstanding balance on the New Capital One Credit Facility. As of April 30, 2026, the outstanding principal balance of the New Capital One Credit Facility was $84,240 and the unused borrowing capacity of the New Capital One Credit Facility was $190,760. The unused borrowing capacity on the New Capital One Credit Facility is available to the Company for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The New Capital One Credit Agreement includes financial covenants including, but not limited to, requiring the Company to maintain a maximum Total Net Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the New Capital One Credit Agreement. The Company was in compliance with all covenants related to the New Capital One Agreement as of April 30, 2026.
The New Capital One Credit Agreement bears interest at a rate per annum based on SOFR or a Base Rate as specified in the New Capital One Credit Agreement. Swingline loans must be Base Rate loans. As of April 30, 2026, the interest rate on the New Capital One Credit Facility was 6.2%. The Company is permitted to repay the New Capital One Credit Facility, in whole or in part, without penalty or premium, subject to certain notice periods.
The Company will pay an unused line fee equal to the product of (i) a commitment fee percentage ranging from 0.25% to 0.40% per annum based on the applicable total net leverage ratio and (ii) the unused portion of the revolving commitments under the New Capital One Credit Facility.
(e) Financing agreements
In June 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software and service licenses. As of April 30, 2026, there was $241 in outstanding principal and interest due under the financing agreement. The financing agreement requires the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement is 10.5% per annum.
Maturities of debt and finance leases, in each of the next five years and thereafter, are as follows:

	Total	Revolving Credit Facility	Finance Leases	Other Debt
2027 (Remaining nine months)	$4,247	$—	$3,635	$612
Fiscal year ending January 31,
2028	2,117	—	2,117	—
2029	—	—	—	—
2030	—	—	—	—
2031	—	—	—	—
Thereafter	84,240	84,240	—	—
Total maturities of debt and finance leases	$90,604	$84,240	$5,752	$612
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
From September 2023 through March 2026, all employee participants fulfilled their related tax withholding obligation by selling vested shares at the time of vesting in non-discretionary transactions pursuant to the Company’s mandatory sell-to-cover policy (sell-to-cover). The proceeds from the employee participants’ sales of vested shares are remitted to the Company to cover the tax withholding payments to tax authorities. No shares are transferred to the Company’s treasury stock in connection with tax withholdings funded by an employee participant’s sale of vested shares to cover taxes.
Beginning April 2026, the Company’s Section 16 officers fulfilled their income tax withholding obligation related to RSU and PSU vesting events by having shares withheld at the time of vesting. The shares withheld are transferred to the Company's treasury stock at cost. All employee participants who are not Section 16 officers continued to fulfill their tax withholding obligation through sell-to-cover.

(c) Stock repurchase program
In March 2025, the Company’s Board of Directors authorized a stock repurchase program. Under the program, the Company may repurchase up to 2.5 million shares of its common stock from time to time through open market purchases, privately negotiated transactions, block purchases or other methods that comply with applicable securities laws, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be modified, suspended or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to repurchases pursuant to the Company’s stock repurchase program. There were no repurchases during the three months ended April 30, 2026 and 2025.
(d) Accumulated other comprehensive loss
Activity in accumulated other comprehensive income (loss) was as follows for the three months ended April 30, 2026 and 2025:

	Unrealized gain on cash flow hedges	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
Balance, January 31, 2025	$—	$(51)	$(51)
Other comprehensive income before reclassifications	387	28	415
Amounts reclassified from accumulated other comprehensive income (loss)	20	—	20
Net current period other comprehensive income	$407	$28	$435
Balance, April 30, 2025	$407	$(23)	$384

Balance, January 31, 2026	$(133)	$(249)	$(382)
Other comprehensive loss before reclassifications	(8)	(108)	(116)
Amounts reclassified from accumulated other comprehensive income (loss)	(73)	—	(73)
Net current period other comprehensive loss	$(81)	$(108)	$(189)
Balance, April 30, 2026	$(214)	$(357)	$(571)
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation

Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the three months ended April 30, 2026 were made pursuant to the 2019 plan, respectively.
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
In July 2023, the Board of Directors also adopted the Company’s 2023 Inducement Award Plan (the “Inducement Plan”). The Inducement Plan allows the Compensation Committee or its delegates to make equity-based incentive awards including stock options, RSUs and PSUs to employees of acquired companies to induce them to join the Company. The total shares of common stock initially reserved under the Inducement Plan was 500,000 shares.
As of April 30, 2026, there were 8,776,148 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase that occurs on February 1st of each fiscal year, as well as an additional 131,404 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of April 30, 2026, there were 5,634 outstanding restricted stock units and 485,479 shares available for future grant under the Inducement Plan.
(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	Three months ended April 30,
	2026	2025
RSUs	$7,464	$9,591
PSUs	4,325	4,355
Liability awards	1,876	3,336
ESPP	231	275
Total stock-based compensation	$13,896	$17,557
The following table sets forth the presentation of stock-based compensation in the Company's consolidated financial statements:

	Three months ended April 30,
	2026	2025
Stock-based compensation expense recorded to additional paid-in capital	$12,020	$14,221
Stock-based compensation expense recorded to accrued expenses	1,876	3,336
Total stock-based compensation	$13,896	$17,557
Less: stock-based compensation expense capitalized as internal-use software	(342)	(332)
Stock-based compensation expense per consolidated statements of operations	$13,554	$17,225
The Company recorded a tax benefit of $131 and $0 related to stock compensation awards during the three months ended April 30, 2026 and 2025, respectively. During the three months ended April 30, 2026 and 2025, the Company reduced stock compensation expense by $17 and $107, respectively, for improbable-to-probable modifications of stock compensation awards.
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
During the year ended January 31, 2023, the Company modified the vesting of RSUs granted subsequent to January 1, 2021 for employees other than its named executive officers listed in its 2022 proxy statement ("2022 NEOs") and other members of its executive management team. Pursuant to the modified vesting schedule, RSUs granted after January 1, 2021 for employees other than 2022 NEOs and other members of its executive management team, vest 6.25% each quarter over four years based on continued service. For 2022 NEOs and other members of the Company's executive management team, RSUs granted from January 1, 2022 through December 31, 2022 vest 6.25% each quarter over four years based on continued service. RSUs granted during fiscal 2024 vest 25% each year over four years based on continued service and RSUs granted during fiscal 2025, 2026 and 2027 generally vest following a 10/20/30/40 vesting schedule.
Additionally, the Company provides certain employees the option to settle their incentive bonus in immediately vested RSUs. RSUs granted to settle bonus awards are included in RSUs granted and vested in the table below. See section (g) Liability awards below for additional information regarding share-settled bonus awards.

Restricted stock units
Unvested, January 31, 2026	3,492,962
Granted in three months ended April 30, 2026	942,206
Vested	(1,213,084)
Forfeited	(101,047)
Unvested, April 30, 2026(1)	3,121,037
(1) Includes 5,634 awards granted pursuant to the 2023 Inducement Award Plan.
As of April 30, 2026, there was $57,910 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.64 years.
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
Stock option activity for the three months ended April 30, 2026 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding, January 31, 2026	660,216	$7.84
Granted in three months ended April 30, 2026	—	$—
Exercised	(15,959)	$7.66
Forfeited and expired	(1,288)	$9.14
Outstanding and expected to vest, April 30, 2026	642,969	$7.84	2.59	$1,131
Exercisable, April 30, 2026	642,969	$7.84	2.59	$1,131
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended April 30, 2026 and 2025 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $25 and $306, respectively.
As of April 30, 2026 and January 31, 2026, all compensation cost related to stock options issued to employees has been recorded, and there is no unrecognized compensation cost remaining related to stock options issued to employees.
(e) TSR performance-based stock units (“PSUs”)

The Company grants PSUs to certain members of its management team. PSUs vest over approximately three years from the grant date upon satisfaction of both time-based requirements and market targets based on Phreesia's TSR relative to the TSR of each member of the Russell 3000 Index (the "Peer Group"). Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 220% of the number of PSUs originally granted. PSUs granted during the three months ended April 30, 2026 vest in a maximum of 220% of the number of PSUs originally granted. To earn the target number of PSUs (which represents 100% of the number of PSUs granted), the Company must perform at the 60th percentile for awards granted during fiscal 2023 and fiscal 2024 and at the 55th percentile for awards granted during fiscal 2025 and 2026, with the maximum number of PSUs earned if the Company performed at least at the 90th percentile. If Phreesia's TSR for the performance period is negative, the maximum number of PSUs that can be earned will be capped at 100%.
The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model that projected TSR for Phreesia and each member of the Peer Group over the performance period. The Company recognizes the grant date fair value of PSUs as compensation expense over the vesting period.
Market-based PSU activity for the three months ended April 30, 2026 was as follows:

Performance stock units
Outstanding, January 31, 2026	1,348,269
Granted in three months ended April 30, 2026	75,000
Vested	—
Forfeited and expired	—
Outstanding, April 30, 2026	1,423,269
As of April 30, 2026, unrecognized compensation cost for the PSUs was $24,159, to be recognized over a weighted-average remaining vesting period of 1.95 years, subject to the participants' continued employment with the Company.
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
As of April 30, 2026, unrecognized compensation cost related to the ESPP was $159, to be recognized over the next two months.
(g) Liability awards
Each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the cash bonuses. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities, within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. The Company’s share-settled bonus awards are settled semiannually. During the three months ended April 30, 2026, the Company settled $8,053 of share-settled bonus awards by issuing 880,080 immediately vested RSUs. See (c) Restricted stock units above for additional discussion regarding RSUs.
9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2026 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of April 30, 2026
Assets
Money market mutual funds	$38,699	$—	$—	$38,699
Cardholder receivables(1)	—	—	89,234	89,234
Deferred purchase price receivable	—	—	29,901	29,901
Total assets	$38,699	$—	$119,135	$157,834

Liabilities
Foreign currency forward contracts	$—	$238	$—	$238
Due to healthcare providers(2)	—	—	91,157	91,157
Total liabilities	$—	$238	$91,157	$91,395
(1) The aggregate unpaid principal balance of cardholder receivables was $149,020 as of April 30, 2026. The difference between the aggregate fair value and the aggregate unpaid principal balance of cardholder receivables primarily reflects market‑participant assumptions for credit losses (defaults and recoveries), timing of collections, and liquidity/required returns embedded in the discounted cash flow valuation approach.

(2) The aggregate unpaid principal balance of due to healthcare providers was $150,822 as of April 30, 2026. The difference between the aggregate fair value and the aggregate unpaid principal balance of amounts due to healthcare providers primarily reflects market‑participant assumptions, timing of collections, and liquidity/required returns embedded in the discounted cash flow valuation approach similar to the related cardholder receivables.

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

The carrying value of the Company’s accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of April 30, 2026, the carrying value of the Company's debt approximated fair value because the interest rates approximated market rates and the related maturities are relatively short-term.

The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the three months ended April 30, 2026.
The Company did not have any nonrecurring fair value measurements as of April 30, 2026 and January 31, 2026.
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
Cardholder receivables
The following table summarizes the activity related to the aggregate fair value of the Company’s cardholder receivables for the three months ended April 30, 2026:

Beginning balance	$86,053
Originations	27,717
Acquisitions-measurement period adjustments	1,335
Sales and settlements	(11,188)
Cash collections	(15,353)
Adjust asset to fair value through earnings	670
Ending balance	$89,234
Total gains (losses) recognized in earnings are included in other income, net for the three months ended April 30, 2026.
For the three months ended April 30, 2026, the Company did not recognize significant gains or losses attributable to changes in instrument‑specific credit risk for cardholder receivables. During the period, credit‑related inputs did not change materially relative to the assumptions as of January 31, 2026, and changes in fair value primarily reflected movements in discount rates and lower expected cash flows associated with decreases in the unfunded cardholder receivables balance. The Company estimates the portion of a period’s fair value change attributable to instrument‑specific credit risk by remeasuring fair value using its discounted cash flow model while holding discount rate assumptions constant and isolating the effect of credit‑specific assumptions.
Deferred purchase price receivable
The following table summarizes the activity related to the aggregate fair value of the Company’s deferred purchase price receivable for the three months ended April 30, 2026:

Beginning balance	$23,425
Additions	6,476
Cash Collections	—
Adjust asset to fair value through earnings	—
Ending balance	$29,901
Total gains (losses) recognized in earnings are included in other income, net for the three months ended April 30, 2026.
Due to healthcare providers
The following table summarizes the activity related to the aggregate fair value of amounts due to healthcare providers for the three months ended April 30, 2026:

Beginning balance	$83,385
Additions(1)	27,717
Cash remittances to healthcare providers	(20,615)
Adjust liability to fair value through earnings	670
Ending balance	$91,157
(1) Represents new obligations arising from patient payments or receivable activity before remittance.
Total gains (losses) recognized in earnings are included in other income, net for the three months ended April 30, 2026.
Significant Unobservable Inputs and Sensitivity—Level 3 Measurements
The following tables present the range and weighted‑average of the significant unobservable inputs used in Level 3 fair value measurements:
Cardholder receivables

	April 30, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	14.20%	15.20%	14.70%
Default rate	27.00%	33.00%	30.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.

	January 31, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	14.21%	15.21%	14.71%
Default rate	27.00%	33.00%	30.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.
Deferred purchase price receivable

	April 30, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	7.25%	10.75%	9.00%
Funded monthly repayment rate	4.50%	5.50%	5.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.

	January 31, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	7.25%	10.75%	9.00%
Funded monthly repayment rate	4.50%	5.50%	5.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.
Due to healthcare providers

	April 30, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	14.20%	15.20%	14.70%
Default rate	27.00%	33.00%	30.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.

	January 31, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	14.21%	15.21%	14.71%
Default rate	27.00%	33.00%	30.00%
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
During the three months ended April 30, 2026, the Company completed the purchase of certain finance leased assets. Upon purchase, the Company acquired the underlying equipment and derecognized the related right-of-use assets and finance lease liabilities. The difference between the purchase price and the carrying amount of the lease liabilities was recorded as an adjustment to the carrying value of the acquired assets. The purchase was paid in cash.
For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of April 30, 2026, for operating leases, the weighted-average remaining lease term was 1.9 years and the weighted-average discount rate is 7.4%. As of April 30, 2026, for finance leases, the weighted-average remaining lease term was 1.2 years, and the weighted-average discount rate is 7.8%.
The components of lease expense for the three months ended April 30, 2026 were as follows:

April 30, 2026
Operating leases:
Operating lease cost	$243
Variable lease cost	—
Total operating lease cost	$243
Finance leases:
Amortization of right-of-use assets	$1,528
Interest on lease liabilities	132
Total finance lease cost	$1,660
Amortization of right-of-use assets for finance leases is included within depreciation expense on the Company's consolidated statements of operations.

The following represents a schedule of maturing lease commitments for operating and finance leases as of April 30, 2026:

	April 30, 2026
	Operating	Finance
Maturity of lease liabilities
2027 (remaining nine months)	$903	$3,875
Fiscal year ending January 31,
2028	793	2,169
2029	292	—
2030	—	—
2031	—	—
Thereafter	—	—
Total future minimum lease payments	$1,988	$6,044
Less: interest	(35)	(292)
Present value of lease liabilities	$1,953	$5,752
Other supplemental cash flow information for the three months ended April 30, 2026 was as follows:

April 30, 2026
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$256
Operating cash used for finance leases	$132
Financing cash used for finance leases	$1,680
For the three months ended April 30, 2026 there were no right-of-use assets obtained in exchange for lease liabilities.
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
During the three months ended April 30, 2026, the Company recognized $2,074, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of April 30, 2026, except for those with terms of one year or less.
During the three months ended April 30, 2026, the Company recognized immaterial sublease income associated with AccessOne’s subleased office space, which remains in place through the term of the head lease ending June 30, 2028.
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
The Company expects to continue to incur legal and professional services expenses associated with this litigation in future periods. The Company will recognize these expenses as services are received, net of probable insurance recoveries. The Company and the plaintiffs engaged in a mediation, and on March 2, 2026, the plaintiffs filed an amended motion for preliminary approval of a settlement with the court. A hearing was held on the motion on May 6, 2026, at which the court directed the parties to submit revised papers in response to the court’s suggestions, which papers are to be submitted to the court by June 3, 2026. Due to the uncertainties surrounding the pending preliminary approval, the Company has not recorded a loss contingency liability for the above litigation as of April 30, 2026, because the Company cannot reasonably estimate a range of possible losses at this time.
On May 13, 2026, a purported stockholder of the Company filed a putative securities class action complaint, Theodoulou v. Phreesia, Inc., et al., No. 1:26-cv-00556, in the United States District Court for the District of Delaware against the Company and certain of its officers. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising from certain public statements regarding the Company’s business and financial outlook. The complaint seeks unspecified damages and other relief. At this time, the Company cannot reasonably estimate the possible loss or range of loss, if any, associated with this matter.
(c) Other contractual commitments
Other contractual commitments consist primarily of non-cancelable purchase commitments to support the Company’s technology infrastructure as well as commitments related to its acquisition.
During the three months ended April 30, 2026, there were no significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 31, 2026.
12. Income taxes

The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. For the three months ended April 30, 2026 and 2025, the Company recorded tax expense of $1,760 and $735, respectively. The Company’s tax expense was 37.3% and 23.1% of income (loss) before income taxes for the three months ended April 30, 2026 and 2025, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets, and due to foreign income tax expense related to its Canadian branch and its subsidiary in India before considering discrete items. During the three months ended April 30, 2026, the Company recorded tax expense of $551 to record the impact on income tax expense of a measurement period adjustment recorded for the AccessOne acquisition. Additionally, the Company recorded tax expense of $131 related to certain employee stock compensation shortfall which is required to be treated as a discrete item. The year-on-year change in effective tax rate is primarily a result of the US operations turning from loss to profit during the year-to-date reporting period combined with the discrete items mentioned above that were not applicable in the three months ended April 30, 2025.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that there is uncertainty regarding the ability to realize the benefit of its U.S. deferred tax assets primarily relating to net operating loss carryforwards. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both April 30, 2026 and January 31, 2026.

13. Net income (loss) per share attributable to common stockholders
(a) Net income (loss) per share attributable to common stockholders
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three months ended April 30,
	2026	2025
Basic net income (loss) per share
Numerator:
Net income (loss)	$2,963	$(3,914)
Denominator:
Weighted-average shares of common stock outstanding, basic	60,944,962	58,920,782
Basic net income (loss) per share attributable to common stockholders:	$0.05	$(0.07)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$2,963	$(3,914)
Denominator:
Number of shares used for basic net income (loss) per computation	60,944,962	58,920,782
RSUs	293,058	—
Stock options	196,950	—
PSUs	—	—
Liability awards	605,895	—
ESPP	—	—
Weighted-average shares of common stock outstanding, diluted	62,040,865	58,920,782
Diluted net income (loss) per share attributable to common stockholders:	$0.05	$(0.07)
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

	Three months ended April 30,
	2026	2025
Stock options to purchase common stock, restricted stock units and performance stock awards	4,027,530	5,792,263
Employee stock purchase plan	169,405	71,848
Total	4,196,935	5,864,111
14. Related party transactions
For the three months ended April 30, 2026 and 2025, the Company recognized revenue totaling $319 and $188, respectively, for advertisements placed by a pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of April 30, 2026 and January 31, 2026, accounts receivable from the pharmaceutical company totaled $0 and $450, respectively.

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
The accounting policies of the Technology solutions segment are the same as described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and in Note 3 - Summary of significant accounting policies. As the Company operates in a single operating segment managed on a consolidated basis, the revenues of the Technology solutions segment are equal to the Company’s total revenues presented on the accompanying consolidated statements of operations. Additionally, revenues for each significant group of products and services is presented on the accompanying consolidated statements of operations. As the Company has only one operating segment, the Company does not have inter-segment sales or transfers. Additionally, the measure of segment profit for the Technology solutions segment is equal to the Company’s net income (loss) presented on the accompanying consolidated statements of operations.
The following table presents the Company’s segment revenue, segment profit (loss), significant segment expenses, and other segment items, as well as a reconciliation from segment profit (loss) to consolidated net income (loss).

	Three months ended April 30,
	2026	2025
Revenue	$130,935	$115,936

Labor costs (1)	46,478	49,992
Payment solutions expense	25,675	21,428
Third-party non-labor operating expenses	28,308	23,700
Stock-based compensation	13,554	17,225
Other segment items	13,957	7,505
Segment net income (loss)	$2,963	$(3,914)

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—

Consolidated net income (loss)	$2,963	$(3,914)
(1) Excludes stock-based compensation expense which is presented separately
Other segment items include depreciation and amortization, interest expense, interest income, income tax expense, loss on extinguishment of debt, other income, net and other items affecting comparability.
The total segment assets for the Technology solutions segment are equal to the total assets presented on the accompanying consolidated balance sheets. The following table presents other quantitative segment disclosures for the three months ended April 30, 2026 and 2025, respectively.

	Three months ended April 30,
	2026	2025
Depreciation and amortization	$9,954	$6,878
Interest expense	$(2,299)	$(435)
Interest income	$297	$205
Loss on extinguishment of debt	$(17)	$—
Income tax expense	$(1,760)	$(735)
Expenditures for long-lived assets	$7,514	$7,055
16. Derivative instruments and hedging activities
Cash Flow Hedges
During the year ended January 31, 2026, and during the three months ended April 30, 2026, the Company entered into foreign currency forward contracts to buy Canadian Dollars in exchange for U.S. Dollars in order to hedge the functional currency equivalent cash flows related to the Company’s Canadian Dollar denominated payroll payments. The Company does not hold any derivatives for trading or speculative purposes.
As of April 30, 2026, the notional value of the foreign currency forward contracts that the Company held to buy Canadian Dollars in exchange for U.S. Dollars totaled 39,100 Canadian Dollars, including a notional value of 35,190 Canadian Dollars designated as a foreign currency cash flow hedge and a notional value of 3,910 not designated as a foreign currency cash flow hedge.
The fair values of outstanding derivative foreign currency forward contract was as follows:

	Consolidated balance sheet location	April 30, 2026	January 31, 2026
Foreign currency cash flow hedges	Accrued expenses	$214	$133
Non-designated hedges	Accrued expenses	23	14
The effect of derivative instruments on the Company’s consolidated statements of operations were as follows:

	Consolidated statements of operations location	Three months ended April 30,
		2026	2025
Foreign currency cash flow hedges	Expenses	$(73)	$20
Foreign currency cash flow hedges	Income tax benefit (expense)	—	—
Non-designated hedges	Other income (expense), net	(24)	249
Pre-tax gains (losses) associated with cash flow hedges were as follows:

	Consolidated statements of operations and Statements of comprehensive income (loss) locations	Three months ended April 30,
		2026	2025
Gain (loss) recognized in accumulated other comprehensive income (included in assessment of effectiveness)	Unrealized gain (loss) on cash flow hedge	$(8)	$387
Gains reclassified from accumulated other comprehensive income into income (effective portion)	Expenses	(73)	20
Tax effect reclassified from accumulated other comprehensive income into income (effective portion)	Income tax expense	—	—
As of April 30, 2026, the foreign currency forward contracts had maturities of 3 months and 8 months. As of April 30, 2026, the Company estimates that the entire $214 of the net loss recorded in accumulated other comprehensive income (loss) related to its foreign currency cash flow hedge will be reclassified into income within the next 12 months.
See Note 9 - Fair value measurements for additional disclosures for derivatives and hedging.
17. Acquisition
During the fourth quarter of fiscal 2026, on the Closing Date, the Company completed the acquisition of 100% of the outstanding equity of AccessOne Parent Holdings, Inc. The AccessOne Acquisition was accounted for as a business combination.
During the three months ended April 30, 2026, the Company recorded measurement‑period adjustments related to the AccessOne Acquisition. In connection with its assessment of certain acquired contract liabilities, the Company reclassified $1,335 from long‑term cardholder receivables to long‑term deferred revenue. This adjustment reflects information obtained during the measurement period regarding the underlying terms of the acquired arrangements and represents facts and circumstances that existed as of the Closing Date. In addition, the Company reduced deferred tax liabilities acquired in connection with the AccessOne Acquisition by $551, with a corresponding reduction to goodwill.
The preliminary fair value estimates and assumptions regarding certain tangible assets acquired and liabilities assumed, and the valuation of intangible assets acquired and income taxes are subject to change as the Company finalizes valuation procedures, deferred tax analyses, and closing statement amounts. Any measurement‑period adjustments will be recognized in the period determined and will reflect facts and circumstances that existed as of the Closing Date.
Pro forma results
The unaudited pro forma financial information presented below was derived from historical financial records of Phreesia and AccessOne and presents the operating results for the period presented as if the AccessOne Acquisition occurred on February 1, 2024. The pro forma results include adjustments that are directly attributable to the transaction and factually supportable. The pro forma adjustments are expected to have a continuing impact on the Company’s results. Pro forma adjustments primarily reflect (i) incremental amortization of acquired intangible assets, (ii) interest expense associated with the Bridge Loan used to finance a portion of the consideration for the AccessOne Acquisition, (iii) acquisition-related costs, and (iv) related income tax effects.
Accordingly, the following unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the AccessOne Acquisition had occurred at the beginning of fiscal year 2025, nor are they indicative of future results of operations:

Three months ended April 30, 2025
Revenue	$127,633
Net loss	$(5,234)
18. Securitization program and variable interest entities

(a) Securitization program
The Company sells eligible cardholder receivables pursuant to a securitization program (the “Securitization Program”), which is governed by the Receivables Purchase and Administration Agreement (as defined below).
On April 30, 2026, AccessOne Funding, LLC (“AccessOne Funding”), an indirect wholly-owned subsidiary of the Company, as seller, AccessOne MedCard, Inc. (“AccessOne MedCard”), an indirect wholly-owned subsidiary of Phreesia, as servicer, PNC Bank, National Association (“PNC”), as purchaser and administrative agent, and PNC Capital Markets LLC (“PNC Capital Markets”), as structuring agent, entered into Amendment No. 9 (the “Amendment”) to the Receivables Purchase and Administration Agreement, dated as of March 31, 2020, as previously amended, restated, supplemented or otherwise modified (the “Receivables Purchase Agreement”). Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Amendment.
The Amendment amended the Receivables Purchase Agreement to, among other things, increase the facility limit from $200,000 to $300,000 and extend the scheduled termination date of the Receivables Purchase Agreement from May 4, 2026 to April 30, 2029. The Amendment also updated certain definitions, covenants, eligibility and concentration provisions, servicing fee provisions, settlement mechanics and related administrative provisions. The Amendment also increased the concentration limit applicable to Eligible Receivables with related Providers that have Provider Ratings below “BBB-” or “Baa3” or that do not have Provider Ratings from 5.00% to 15.00% of the aggregate Securitization Value of all Eligible Receivables, subject to the Administrative Agent’s discretion to approve a greater percentage in writing following customary due diligence, requisite credit approvals and related analysis.
In connection with the Amendment, Phreesia, AccessOne Holdings, Inc. (“AccessOne Holdings”) and PNC Bank entered into an Amended and Restated Performance Guaranty (the “Guaranty”), pursuant to which Phreesia became a joint and several co-guarantor of AccessOne MedCard’s obligations under certain transaction documents. The Guaranty expressly provides that it is not a guarantee of the collection of any pool receivables and that Phreesia and AccessOne Holdings are not responsible for any non-payment or delay in the payment of any pool receivables solely due to the insolvency, bankruptcy, lack of creditworthiness or other financial inability to pay of the related obligor or provider.
The Company had no transfers under the Receivables Purchase Agreement accounted for as secured borrowings for the three months ended April 30, 2026. Cardholder receivables are originated by AccessOne MedCard and then entire receivables sold to AccessOne Funding, a special‑purpose entity, for an amount equal to their face value. In accordance with the Receivables Purchase Agreement, AccessOne Funding sells entire cardholder receivables to PNC, an unaffiliated financial institution, for an initial cash purchase price (equal to the nominal amount of such receivables) and the right to receive a deferred purchase price, pursuant to the Securitization Program. Transfers that meet the sale criteria under ASC 860, Transfers and Servicing are accounted for as sales, and the related receivables are derecognized, as the assets are legally isolated, PNC has the ability to pledge or exchange the assets, and the Company does not maintain effective control.
The Receivables Purchase Agreement includes customary credit enhancement features, including a retained deferred purchase price and a reserve cash account. The Receivables Purchase Agreement requires a reserve cash account equal to 1.0% of outstanding securitized cardholder receivables. Restricted cash related to the Receivables Purchase Agreement totaled $1,691 and $1,691 as of April 30, 2026 and January 31, 2026, respectively. As of April 30, 2026, restricted cash related to the Securitization Program was classified within other long-term assets. The deferred purchase price is a beneficial interest representing a right to receive certain cash flows from receivables sold to PNC. The Company receives cash and a deferred purchase price as consideration for derecognized receivables. The deferred purchase price functions as a credit enhancement and is settled from collections on the securitized cardholder receivables by the Company. Repayment of the deferred purchase price is conditional on the performance of the securitized cardholder receivables. Continuing involvement with transferred assets consists primarily of servicing activities and the deferred purchase price. Cash flows on the deferred purchase price are affected by the performance of the securitized receivables. The Company’s maximum exposure to loss related to transferred financial assets is equal to the $29,901 carrying amount of its deferred purchase price receivable as of April 30, 2026, as collections on the sold receivables are expected to be sufficient to repay senior interest holders in the securitization. The Company does not provide liquidity facilities, guarantees or other support beyond customary servicing obligations and the Performance Guaranty.
(b) Variable interest entities
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
Assets and liabilities of AccessOne Funding are included in the Company’s consolidated financial statements based on their nature within the respective line items. As of April 30, 2026, AccessOne Funding’s assets primarily consisted of deferred purchase price receivable of $29,901 and other long-term assets for restricted cash of $1,691. As of January 31, 2026, AccessOne Funding’s assets primarily consisted of deferred purchase price receivable of $23,425 and restricted cash of $1,691. As of April 30, 2026 and January 31, 2026, AccessOne Funding did not have any significant liabilities. AccessOne Funding’s assets are restricted and may be used only to settle obligations of AccessOne Funding. The Company’s exposure to AccessOne Funding’s variability primarily relates to the fair value of the retained deferred purchase price beneficial interest. The Company’s involvement with AccessOne Funding affects results of operations primarily through changes in the fair value of the deferred purchase price receivable, which are recorded in other income, net in the consolidated statements of operations. Cash flows related to AccessOne Funding consist primarily of collections applied to the deferred purchase price receivable.
The Company’s exposure to variability is not expected to extend beyond the fair value of these arrangements. During the three months ended April 30, 2026, there were no material changes in the Company’s risk exposure related to AccessOne Funding. AccessOne Funding’s creditors and interest holders have no recourse to the Company beyond these arrangements.
The Company evaluated interests in other legal entities and concluded that no other VIEs require consolidation. The Company did not have significant variable interests in unconsolidated VIEs as of April 30, 2026 and 2025.
(f) Covenants
The Receivables Purchase Agreement contains certain customary affirmative and negative covenants, reserve requirements, and termination events.
Additionally, as of April 30, 2026, the Company was required to maintain $50,000 of liquidity, which included unrestricted cash and availability under its securitization agreements. The Company was in compliance with all Receivables Purchase Agreement covenants as of April 30, 2026.
19. Subsequent events
On May 7, 2026, the Company implemented a restructuring plan intended to reduce operating expenses and better align the Company’s cost structure with its current business priorities. The plan includes the recent elimination of approximately 220 positions, approximately half of which are contractor roles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 31, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements”: section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends January 31. References to fiscal 2027 and 2026 refer to the fiscal years ending January 31, 2027 and 2026, respectively. When we use the terms “we,” “us,” “our,” “Phreesia,” the “Company” or similar words in this report, we are referring to, as the context may require, (i) for periods prior to November 12, 2025, Phreesia, Inc., a Delaware corporation, together with its subsidiaries Access eForms, LLC, a Texas limited liability company; ConnectOnCall.com, LLC, a New York limited liability company; Insignia Health, LLC, an Oregon limited liability company; MediFind, Inc., a Delaware corporation; Phreesia International LLC, a Delaware limited liability company; and Phreesia India Private Limited, an India private limited company and (ii) for periods on or after November 12, 2025, this also includes AccessOne Parent Holdings, Inc., a Delaware corporation, and its subsidiaries (“AccessOne”).
Financial Highlights
•Total revenue increased 13% to $130.9 million in the three months ended April 30, 2026, as compared to $115.9 million in the three months ended April 30, 2025.
•Net income was $3.0 million in the three months ended April 30, 2026, as compared to net loss of $3.9 million in the three months ended April 30, 2025.
•Adjusted EBITDA was $30.5 million in the three months ended April 30, 2026, as compared to $20.8 million in the three months ended April 30, 2025.
•Net cash provided by operating activities was $23.9 million for the three months ended April 30, 2026, as compared to $14.9 million for the three months ended April 30, 2025.
•Free cash flow was $16.4 million for the three months ended April 30, 2026, as compared to $7.5 million for the three months ended April 30, 2025.
•Cash, cash equivalents and restricted cash as of April 30, 2026 was $76.4 million, an increase of $2.6 million as compared to January 31, 2026. As of April 30, 2026, cash, cash equivalents and restricted cash included $1.7 million of long-term restricted cash classified within other long-term assets.

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
Historically, our revenue growth has been primarily organic and has reflected our significant addition of new healthcare services clients. New healthcare services clients are defined as clients that go live in the applicable period and existing healthcare services clients are defined as clients that go live in any period before the applicable period.
Recent developments and current economic conditions
New Capital One Credit Facility and Refinancing
On March 13, 2026 (the “Refinancing Date”), we and certain of our subsidiaries (collectively, the “Credit Parties”) entered into a Credit Agreement (the “New Capital One Credit Agreement”) providing for a senior secured revolving credit facility (the “New Capital One Credit Facility”) up to an aggregate principal amount of $275.0 million, of which $92.2 million was borrowed on the Refinancing Date, and which includes a swingline sublimit of $20.0 million and a letter of credit sublimit of $10.0 million. The unused borrowing capacity on the facility is available to us for working capital, capital expenditures, permitted acquisitions and general corporate purposes.
The New Capital One Credit Agreement bears interest at a rate per annum based on SOFR or a Base Rate as specified in the New Capital One Credit Agreement. Swingline loans must be Base Rate loans. We are permitted to repay the Credit Facility, in whole or in part, without penalty or premium, subject to certain notice periods.
We will pay an unused line fee equal to the product of (i) a commitment fee percentage ranging from 0.25% to 0.40% per annum based on the applicable total net leverage ratio and (ii) the unused portion of the revolving commitments under the Credit Facility.
On the Refinancing Date, in connection with the entry into the New Capital One Credit Facility, we terminated without penalty and repaid all outstanding indebtedness and obligations under the Bridge Loan and the Previous Capital One Credit Facility. All security agreements and related financing arrangements entered into with our former lenders under the Bridge Loan and the Previous Capital One Credit Facility were terminated substantially concurrently with the effectiveness of the New Capital One Credit Agreement. The transactions that occurred on the Refinancing Date are referred to collectively as the “Refinancing.”
Ninth Amendment to the Receivables Purchase and Administration Agreement
On April 30, 2026, we entered into an amendment (the “Amendment”) to the Receivables Purchase and Administration Agreement, dated as of March 31, 2020, as previously amended, restated, supplemented or otherwise modified (the “Receivables Purchase Agreement”) which governs AccessOne’s securitization program (the “Securitization Program”) with PNC Bank (“PNC”). The Securitization Program supports AccessOne’s ability to offer patients flexible payment plans while providing up-front cash to healthcare providers for eligible patient receivables. The Amendment extended the term of the Receivables Purchase Agreement through April 30, 2029 and increased the facility limit from $200 million to $300 million, expanding our capacity to bring AccessOne’s financing capabilities to more healthcare services clients. The Amendment also increased the concentration limit applicable to eligible receivables with related providers that have provider ratings below “BBB-” or “Baa3” or that do not have provider ratings from 5.00% to 15.00% of the aggregate securitization value of all eligible receivables, subject to the Administrative Agent’s discretion to approve a greater percentage in writing following customary due diligence, requisite credit approvals and related analysis. The Amendment also amended certain covenants, allowing us to offer upfront receivables funding to a greater portion of our provider network — including non-investment grade organizations like community hospitals and specialty practices that are central to our growth strategy for AccessOne.
In connection with the Amendment, Phreesia, AccessOne Holdings, Inc. (“AccessOne Holdings”) and PNC Bank entered into an Amended and Restated Performance Guaranty (the “Guaranty”), pursuant to which Phreesia became a joint and several co-guarantor of certain AccessOne MedCard obligations under certain transaction documents. The Guaranty expressly provides that it is not a guarantee of the collection of any pool receivables and that Phreesia and AccessOne Holdings are not responsible for any non-payment or delay in the payment of any pool receivables solely due to the insolvency, bankruptcy, lack of creditworthiness or other financial inability to pay of the related obligor or provider.
For more information regarding the Amendment and the Guaranty, please see our Current Report on Form 8-K filed with the SEC on May 4, 2026.
Restructuring Plan
On May 7, 2026, we implemented a restructuring plan intended to reduce operating expenses and better align our cost structure with our current business priorities. The plan includes the recent elimination of approximately 220 positions, approximately half of which are contractor roles. We expect the costs associated with the plan to be incurred primarily during fiscal year 2027. We expect the plan to result in meaningful annualized run-rate expense savings.
Our expectations regarding costs and savings in connection with the plan are subject to assumptions, and actual amounts may differ materially from these expectations. We may also incur costs not currently contemplated due to events that could occur in connection with the plan.
For more information regarding the restructuring plan, please see our Current Report on Form 8-K filed with the SEC on May 11, 2026.
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

	Three months ended April 30,
(Unaudited)	2026	2025
Average number of healthcare services clients ("AHSCs")	4,708	4,411
Total revenue per AHSC	$27,811	$26,283
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
•Total revenue per AHSC. We define total revenue per AHSC as total revenue in a given period divided by the number of AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment solutions revenue. Additionally, our relationships with healthcare services clients who subscribe to our solutions give us the opportunity to engage with life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations who deliver direct communication to patients through our solutions. As a result, we believe that our ability to increase total revenue per AHSC provides useful information to investors as an indicator of the long-term value of our solutions. Total revenue per AHSC was $27,811 for the three months ended April 30, 2026 compared to $26,283 for the same period in the prior year, an increase of 6%. The increase was primarily driven by network solutions revenue growth that outpaced AHSC growth.
Additional Information

	Three months ended
(Unaudited)	April 30, 2026	January 31, 2026(1)
Total managed payments (in billions)	$1.786	$1.560
Payment solutions revenue rate	2.3%	2.3%
(1) The AccessOne Acquisition was completed on November 12, 2025. Reflects inclusion of the business operations of AccessOne from November 12, 2025 to January 31, 2026 and therefore the payment solutions revenue rate for the three months ended January 31, 2026 is not indicative of AccessOne’s full-quarter performance.

We are introducing new metrics: total managed payments and payment solutions revenue rate. We believe these new metrics will enable investors to better evaluate the performance of our payment solutions business following the AccessOne Acquisition during the fourth quarter of fiscal 2026, which introduced new revenue-generating activities. These metrics replace patient payment volume and payment facilitator volume percentage, which reflected only the legacy Phreesia payment processing business. Total managed payments reflects both the transactional activity we facilitate and the financing solutions we provide to healthcare organizations and patients. These metrics provide a clear and consistent framework for understanding how payment activity translates into revenue, enabling investors to more effectively assess the growth, performance and overall value of our payment solutions business.

•Total managed payments. We define total managed payments as the sum of (i) our legacy patient payment volume, measured as the total dollar volume of transactions between our healthcare services clients and their patients utilizing our payment platform, including via credit and debit cards that we process as a payment facilitator as well as cash and check payments and credit and debit transactions for which we act as a gateway to other payment processors; and (ii) the average month-end outstanding balance of our managed portfolio of cardholder receivables, calculated as the average of the month-end balances during the applicable period. We believe total managed payments are a useful indicator of the scale and health of our payments ecosystem, reflecting both the volume of transactions we facilitate and the size of the receivables portfolio we service. Total managed payments are one of the primary drivers of our total payments revenue.

•Payment solutions revenue rate. We define our payment solutions revenue rate as total payment solutions revenue divided by total managed payments for a given period. This rate reflects the combined monetization of both our payment processing and patient financing activities in a single, unified rate. We believe this metric provides a useful lens into the efficiency and stability of our revenue model over time, enabling investors to better understand how changes in volume and portfolio size translate into revenue and to more easily evaluate the underlying performance and scalability of our payment solutions business. Because total managed payments includes both transaction volume and average receivables balances, payment solutions revenue rate should not be interpreted as a processing take rate, interest yield or margin.
Components of consolidated statements of operations
Revenue
We generate revenue primarily from providing an integrated SaaS-based software and payment platform for the healthcare industry. We derive revenue from subscription fees and related services generated from our healthcare services clients for access to our solutions, payment solutions fees based on patient payment processing volume, and financing fees based on a portfolio of cardholder receivables; and from fees from life sciences companies and other organizations for delivering direct communications to help activate, engage and educate patients about topics critical to their health.
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
Other (expense) income, net
Our other income and expense line items consist of the following:
•Other (expense) income, net. Other (expense) income, net consists of foreign currency-related losses and gains and other miscellaneous income (expense).

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
Income tax expense
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that the majority all of our U.S. deferred tax assets as of April 30, 2026 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In periods when we conclude we will have future taxable income sufficient to realize the deferred tax assets, we reduce the valuation allowance. Income tax expense also includes U.S. state and local income taxes and foreign income taxes. We record unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjust these balances when our judgment changes as a result of the evaluation of new information previously not available.
Comparison of results of operations for the three months ended April 30, 2026 and 2025
(unaudited)
Revenue

	Three months ended April 30,
($ in thousands)	2026	2025	$ Change	% Change
Subscription and related services	$52,721	$54,355	$(1,634)	(3)%
Payment solutions	41,941	29,925	12,016	40%
Network solutions	36,273	31,656	4,617	15%
Total revenue	$130,935	$115,936	$14,999	13%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations decreased $1.6 million to $52.7 million for the three months ended April 30, 2026, as compared to $54.4 million for the three months ended April 30, 2025, primarily due to one-time adjustments for non-recurring fees and a decline in one-time revenue recognition from license delivery.
•Payment solutions. Our payment solutions revenue increased $12.0 million to $41.9 million for the three months ended April 30, 2026, as compared to $29.9 million for the three months ended April 30, 2025, due to revenue contributed by AccessOne during the three months ended April 30, 2026, as well as the addition of new healthcare services clients, which drove increases in patient visits and patient payments processed through our platform. The 40% increase in payment solutions revenue consisted of a 33% increase attributable to AccessOne and a 7% increase attributable to legacy payment processing revenue.
•Network solutions. Our revenue from life sciences clients and other organizations increased $4.6 million to $36.3 million for the three months ended April 30, 2026, as compared to $31.7 million for the three months ended April 30, 2025, due to an increase in engagement, education programs and deeper patient outreach among the existing programs.
Cost of revenue (excluding depreciation and amortization)

	Three months ended April 30,
($ in thousands)	2026	2025	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$17,659	$16,637	$1,022	6%
Cost of revenue (excluding depreciation and amortization) increased $1.0 million to $17.7 million for the three months ended April 30, 2026, as compared to $16.6 million for the three months ended April 30, 2025. The increase resulted primarily from a $1.5 million increase in other third-party costs, as well as additional cost of revenue (excluding depreciation and amortization) recognized for AccessOne, partially offset by a $0.4 million decrease in labor costs.

Stock compensation incurred related to cost of revenue was $0.6 million and $1.1 million for the three months ended April 30, 2026 and 2025, respectively.
Payment solutions expense

	Three months ended April 30,
($ in thousands)	2026	2025	$ Change	% Change
Payment solutions expense	$25,675	$21,428	$4,247	20%
Payment solutions expense increased $4.2 million to $25.7 million for the three months ended April 30, 2026, as compared to $21.4 million for the three months ended April 30, 2025. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year, as well as additional payment solutions expense recognized for AccessOne.
Sales and marketing

	Three months ended April 30,
($ in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$24,209	$26,043	$(1,834)	(7)%
Sales and marketing expense decreased $1.8 million to $24.2 million for the three months ended April 30, 2026, as compared to $26.0 million for the three months ended April 30, 2025. The decrease resulted primarily from a $2.3 million decrease in labor costs, partially offset by a $0.5 million increase in other third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $3.9 million and $5.2 million for the three months ended April 30, 2026 and 2025, respectively.
Research and development

	Three months ended April 30,
($ in thousands)	2026	2025	$ Change	% Change
Research and development	$28,328	$31,829	$(3,501)	(11)%
Research and development expense decreased $3.5 million to $28.3 million for the three months ended April 30, 2026, as compared to $31.8 million for the three months ended April 30, 2025. The decrease resulted primarily from a $3.2 million decrease in labor costs and a $0.8 million decrease in other third-party research and development costs, partially offset by a $0.4 million increase in software costs.
Stock compensation incurred related to research and development expense was $3.6 million and $4.4 million for the three months ended April 30, 2026 and 2025, respectively.
General and administrative

	Three months ended April 30,
($ in thousands)	2026	2025	$ Change	% Change
General and administrative	$18,361	$16,408	$1,953	12%
General and administrative expense increased $2.0 million to $18.4 million for the three months ended April 30, 2026, as compared to $16.4 million for the three months ended April 30, 2025. The increase primarily resulted from a $3.4 million increase in other third-party costs, partially offset by a $1.7 million decrease in labor costs.
Stock compensation incurred related to general and administrative expense was $5.5 million and $6.6 million for the three months ended April 30, 2026 and 2025, respectively.

Depreciation

	Three months ended April 30,
($ in thousands)	2026	2025	$ Change	% Change
Depreciation	$3,371	$2,986	$385	13%
Depreciation expense increased $0.4 million to $3.4 million for the three months ended April 30, 2026, as compared to $3.0 million for the three months ended April 30, 2025. The increase was primarily attributable to higher computer equipment depreciation.
Amortization

	Three months ended April 30,
($ in thousands)	2026	2025	$ Change	% Change
Amortization	$6,583	$3,892	$2,691	69%
Amortization expense increased $2.7 million to $6.6 million for the three months ended April 30, 2026 as compared to $3.9 million for the three months ended April 30, 2025. The increase was primarily driven by amortization of intangible assets acquired in connection with the AccessOne Acquisition as well as higher amortization of capitalized internal-use software development costs.
Other (expense) income, net

	Three months ended April 30,
($ in thousands)	2026	2025	$ Change	% Change
Other (expense) income, net	$(7)	$338	$(345)	(102)%
Other (expense) income, net was expense of less than $0.1 million for the three months ended April 30, 2026 as compared to income of $0.3 million for the three months ended April 30, 2025. Other (expense) income, net is comprised primarily of other miscellaneous income (expense) and foreign exchange gains and losses due to changes in rates.
Interest expense

	Three months ended April 30,
($ in thousands)	2026	2025	$ Change	% Change
Interest expense	$(2,299)	$(435)	$(1,864)	429%
Interest expense was $2.3 million for the three months ended April 30, 2026, as compared to $0.4 million for the three months ended April 30, 2025. The increase is primarily attributable to interest expense recorded in connection with the Bridge Loan and New Capital One Credit Facility during the three months ended April 30, 2026.
Interest income

	Three months ended April 30,
($ in thousands)	2026	2025	$ Change	% Change
Interest income	$297	$205	$92	45%
Interest income was $0.3 million for the three months ended April 30, 2026, as compared to $0.2 million for the three months ended April 30, 2025. The increase is primarily attributable to higher interest income earned from our cash and cash equivalent balances.
Income tax expense

	Three months ended April 30,
($ in thousands)	2026	2025	$ Change	% Change
Income tax expense	$(1,760)	$(735)	$(1,025)	139%

Income tax expense increased to $1.8 million for the three months ended April 30, 2026, as compared to $0.7 million for the three months ended April 30, 2025. The increase in income tax expense is primarily due to increases in U.S. state and Canada income taxes, as well as a $0.6 million increase in valuation allowance related to a measurement period adjustment to deferred tax liabilities recorded in connection with the AccessOne Acquisition.
Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We calculate Adjusted EBITDA as net income or loss before interest expense, interest income, income tax expense, depreciation and amortization, stock-based compensation expense, loss on extinguishment of debt, other expense (income), net and certain other items that are not considered to reflect our operating activities and performance within the ordinary course of business, such as acquisition- and restructuring-related costs.
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
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) tax payments that may represent a reduction in cash available to us; (4) loss on extinguishment of debt; (5) interest expense; (6) interest income; (7) other expense (income), net or (8) certain other items that are not considered to reflect our operating activities and performance within the ordinary course of business, such as acquisition- and restructuring-related costs; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended April 30,
(in thousands, unaudited)	2026	2025
Net income (loss)	$2,963	$(3,914)
Interest expense	2,299	435
Interest income	(297)	(205)
Income tax expense	1,760	735
Depreciation and amortization	9,954	6,878
Stock-based compensation expense	13,554	17,225
Loss on extinguishment of debt	17	—
Other expense (income), net	7	(338)
Other items affecting comparability(1)	217	—
Adjusted EBITDA	$30,474	$20,816
(1) For the three months ended April 30, 2026, consisted of legal, advisory and other professional fees and integration costs related to the AccessOne Acquisition.
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
The following table presents a reconciliation of free cash flow from net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended April 30,
(in thousands, unaudited)	2026	2025
Net cash provided by operating activities	$23,922	$14,850
Less:
Capitalized internal-use software	(3,240)	(3,888)
Purchases of property and equipment	(4,310)	(3,504)
Free cash flow	$16,372	$7,458
Liquidity and capital resources
As of April 30, 2026 and January 31, 2026, we had cash, cash equivalents and restricted cash of $76.4 million and $73.8 million, respectively. Cash, cash equivalents and restricted cash consist of money market mutual funds and cash on deposit. As of April 30, 2026, cash, cash equivalents and restricted cash included $1.7 million of restricted cash classified within other long-term assets.
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
Bridge Loan
In the fourth quarter of fiscal 2026, we entered into a $110 million Bridge Credit Agreement to finance a portion of the AccessOne acquisition (the Bridge Loan). As of January 31, 2026, the outstanding principal balance of the Bridge Loan was $90 million.
On the March 13, 2026, (the “Refinancing Date”), we terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Loan.
Previous Capital One Credit Facility
In December 2023, we entered into a 5-year, $50.0 million senior secured asset-based revolving credit facility (as amended, the “Previous Capital One Credit Facility") maturing in December 2028. The Previous Capital One Credit facility was amended in the fourth quarter of fiscal 2026 to accommodate the AccessOne Acquisition and to accommodate the existence of the Bridge Loan.
On the Refinancing Date, the Previous Capital One Credit Facility was terminated without penalty in connection with the Refinancing.
New Capital One Credit Facility and Refinancing
On the Refinancing Date, we and certain of our subsidiaries (collectively, the “Credit Parties”) entered into a Credit Agreement (the “New Capital One Credit Agreement”) providing for a senior secured revolving credit facility (the “New Capital One Credit Facility”) up to an aggregate principal amount of $275.0 million, of which $92.2 million was borrowed on the Refinancing Date, and which includes a swingline sublimit of $20.0 million and a letter of credit sublimit of $10.0 million. The unused borrowing capacity on the facility is available to us for working capital, capital expenditures, permitted acquisitions and general corporate purposes.
The New Capital One Credit Agreement bears interest at a rate per annum based on SOFR or a Base Rate as specified in the New Capital One Credit Agreement. Swingline loans must be Base Rate loans. We are permitted to repay the Credit Facility, in whole or in part, without penalty or premium, subject to certain notice periods.
We will pay an unused line fee equal to the product of (i) a commitment fee percentage ranging from 0.25% to 0.40% per annum based on the applicable total net leverage ratio and (ii) the unused portion of the revolving commitments under the Credit Facility.
On the Refinancing Date, in connection with the entry into the New Capital One Credit Facility, we terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Loan and the Previous Capital One Credit Facility. All security agreements and related financing arrangements entered into with our former lenders under the Bridge Loan and the Previous Capital One Credit Facility were terminated substantially concurrently with the effectiveness of the New Capital One Credit Agreement. The transactions that occurred on the Refinancing Date are referred to collectively as the “Refinancing.”
The New Capital One Credit Facility contains financial covenants that, among other things, require us to maintain a maximum Total Net Leverage Ratio and a minimum Consolidated Fixed Charged Coverage Ratio, each as defined in the New Capital One Credit Agreement, as well as various restrictive covenants that limit our ability to take certain actions, including, but not limited to, our ability to grant or incur liens, dispose of assets, incur additional indebtedness, make certain investments, restricted payments (including dividends) and restricted debt payments, enter into certain mergers and acquisitions, subject in each case to certain customary exclusions, exceptions and baskets.
See Note 6 - Debt and finance leases for more information regarding the Bridge Loan and the New Capital One Credit Facility.
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
Financing agreements
In June 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of April 30, 2026, there was $0.2 million in outstanding principal and interest due under the agreement. The financing agreement requires us to pay $0.1 million per month for 36 months beginning August 2023. The effective interest rate on the agreement is 10.5% per annum.
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended April 30,
(in thousands, unaudited)	2026	2025
Net cash provided by operating activities	$23,922	$14,850
Net cash provided by (used in) investing activities	4,802	(7,392)
Net cash used in financing activities	(26,093)	(838)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(64)	31
Net increase in cash, cash equivalents and restricted cash	$2,567	$6,651
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
During the three months ended April 30, 2026, and 2025, net cash provided by operating activities was $23.9 million and $14.9 million, respectively, as our cash received from customers in connection with our normal operations exceeded our cash paid for employee compensation, third-party operating costs, interest and income taxes.
The change in net cash provided by operating activities was driven primarily by an increase in cash received from customers driven by higher revenues during the three months ended April 30, 2026.
Investing activities
During the three months ended April 30, 2026, net cash provided by investing activities was $4.8 million, principally resulting from $12.4 million of collections of cardholder receivables held for investment and deferred purchase price, partially offset by capital expenditures, the majority of which consisted of $3.2 million of capitalized internal-use software costs, as well as $4.3 million of purchases of property and equipment, principally for software and computer equipment.
During the three months ended April 30, 2025, net cash used in investing activities was $7.4 million, principally resulting from $3.9 million of capitalized internal-use software costs, as well as $3.5 million of purchases of property and equipment, primarily for computer equipment.
Financing activities
During the three months ended April 30, 2026, net cash used in financing activities was $26.1 million, primarily consisting of $100.0 million used for principal payments on indebtedness, finance leases and financing arrangements, $15.6 million used for principal payments on due to provider liabilities, $2.3 million used for debt issuance costs, facility fees and debt extinguishment costs and $1.1 million used for treasury stock repurchases to satisfy tax withholdings on stock compensation awards, partially offset by $92.2 million of proceeds from issuance of indebtedness and $0.7 million in proceeds from our equity compensation plans.

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
During the three months ended April 30, 2026, there were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 31, 2026.
See “Liquidity and capital resources” above for information regarding the New Capital One Credit Facility and the impact on our cash, cash equivalents and restricted cash, liquidity and sources of funds available for our material cash requirements.
Critical accounting policies and estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve revenue recognition, transfers and servicing of financial assets, the fair value of financial instruments accounted for under the fair value option, the fair value of assets acquired in business combinations, capitalized internal-use software, income taxes, and valuation of our stock-based compensation. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2026 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 31, 2026.
ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States, Canada and India, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest rate risk
As of April 30, 2026, our cash, cash equivalents and restricted cash consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
As of April 30, 2026, there was $84.2 million principal balance outstanding on the New Capital One Credit Facility, which bore interest at a rate per annum based on SOFR or a Base Rate as specified in the New Capital One Credit Agreement.
Assuming no change in the amount outstanding, the impact on interest expense of each 1.0% (or 100 basis point) increase or decrease in the average interest rate would result in an approximately $0.8 million increase or decrease in interest expense per year on our variable rate debt outstanding at April 30, 2026.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and Indian Rupee, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our expenses as expressed in U.S. dollars for the fiscal year ended January 31, 2026. Additionally, changes in exchange rates largely offset operating income for the fiscal year ended January 31, 2025. For the three months ended April 30, 2026, approximately 88% of our expenses were denominated in U.S. Dollars.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded, and such fluctuations can impact our net income. Foreign currency gains and losses, primarily resulting from changes in the fair value of non-designated foreign currency forward contracts and from the re-measurement of monetary account balances, were gains of $0.0 million and losses of $0.3 million for the three months ended April 30, 2026 and 2025, respectively.
To mitigate our risks associated with fluctuations in foreign currency exchange rates, during the three months ended April 30, 2026 we entered into foreign currency forward contracts to hedge a portion of our Canadian Dollar denominated payroll payments. As of April 30, 2026, 90% of the forward contract is designated as a cash flow hedge for accounting purposes. The remainder of the forward contract was not designated as a cash flow hedge and is being used by us as an economic hedge of forecasted Canadian Dollar denominated payroll payments not hedged by the designated portion of the forward contract. For contracts qualifying as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted payroll payments affect earnings. For the non-designated portion of the forward contract, gains or losses resulting from changes in the fair value of the derivative are recorded within other income, net.
We do not believe that a 1.0% increase or decrease in foreign exchange rates between the Canadian Dollar, Indian Rupee and U.S. Dollar would have a material effect on our results of operations or financial condition.
Other than the considerations related to foreign currency forward contracts discussed above, during the three months ended April 30, 2026, there were no other significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 31, 2026.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of April 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As disclosed in the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, we completed the AccessOne Acquisition on November 12, 2025. AccessOne’s total revenues for the three months ended April 30, 2026 constituted approximately 7% of total revenues as shown on our Consolidated Statements of Operations for the three months ended April 30, 2026 and AccessOne’s total assets constituted approximately 45% of total assets as shown on our Consolidated Balance Sheet as of April 30, 2026. We have excluded AccessOne’s internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of incorporating the financial information of AccessOne. The Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q were prepared using certain information obtained from AccessOne’s separate, legacy systems.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our operating results are likely to fluctuate, and if we fail to meet or exceed the expectations of securities analysts or investors, including with respect to our own forecasts or guidance, the trading price of our common stock could decline. Moreover, our stock price may be based on expectations of our future performance that may be unrealistic or that may not be met. Some of the important factors that could cause our revenues and operating results to fluctuate from quarter to quarter include:
•the timing, size and integration success of recent and potential future acquisitions, including the AccessOne Acquisition;
•the extent to which our products and services achieve or maintain market acceptance;
•our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;
•our ability to obtain meaningful annualized run-rate expense savings from implementing our restructuring plan to reduce operating expenses;
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
We collect, process and store significant amounts of sensitive, confidential and proprietary information, including personally identifiable information, such as payment data and protected health information, of patients received in connection with the utilization of our solutions. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise, and they may remain undetected for an extended period of time. For instance, as AI technologies, including generative AI models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, coordinated and difficult to defend against. Like other companies in our industry, we, and our third-party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. For example, in 2024, we experienced a cybersecurity incident which impacted our ConnectOnCall product. Although we do not believe this, or any other cybersecurity incident, has had a material impact on our business to date, any interruption in our business or disclosure, loss, processing or other compromise of personal information or individually identifiable health information (implicating certain privacy laws such as the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information and Technology for Economic and Clinical Health Act ("HITECH Act") and their implementing regulations, collectively referred to as “HIPAA”) or confidential information, or event that jeopardizes the confidentiality, integrity, or availability of our solutions, could result in a material disruption to our solutions and our business operations, require us to expend significant resources and subject us to litigation, fines and penalties. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering fraud (including phishing attacks), and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. While we maintain a security program that is designed to protect our products and such data, techniques used to gain unauthorized access to data and systems, disable or degrade service, or sabotage systems, are constantly evolving, and may be the result of criminal groups, state sponsored or other malicious actors, or involving the use of evolving technologies, such as AI. We may be unable to anticipate such techniques or implement adequate preventative measures to avoid unauthorized access or other adverse impacts to such data or our systems.
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
We also generate network solutions revenue through fees charged to life sciences companies and other clients by delivering direct communications to help activate, engage and educate patients who provide consent for the delivery of such communications about topics critical to their health. The growth of our revenue stream from life sciences companies and other clients is driven, in part, by our ability to grow our network of healthcare services clients and available population of patients to engage, the desirability of optional communications to patients, the number of newly approved drugs, the success of newly launched drugs, and the continued success of certain types of drugs, each of which is impacted by factors outside of our control. For example, governmental actions taken by the U.S. federal government, such as changes in the leadership of the FDA, mass layoffs within the federal government, and executive orders, legislation or rulemaking initiatives related to drug pricing and pharmaceutical marketing and advertising, have affected and may in the future affect the ability of life sciences companies to successfully develop and market drugs. Changes in laws, regulations or industry standards governing patient engagement, healthcare advertising, or communications practices could also affect the demand for or delivery of our products and services. If there is a reduction or delay in newly approved drugs, newly launched drugs are not successful, certain drugs’ popularity or profitability decreases (including as a result of loss of patent exclusivity), or the ability to engage in drug marketing and advertising is restricted or limited, this could negatively affect the ability of our life sciences clients to deliver relevant messages to patients. As a result, our life sciences clients have taken, and may continue to take, actions such as decreasing marketing budgets, redirecting spend to other marketing channels, seeking more flexible contract terms and increasing expectations regarding campaign performance. Any of these factors could lead to a decrease in our network solutions revenue, which could harm our business, financial condition and results of operations.
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
We have incurred significant operating losses for most of our history. For the three months ended April 30, 2026 and the years ended January 31, 2026 and January 31, 2025, we had net income of $3.0 million and $2.3 million and net loss of $58.5 million, respectively, and income from operations of $6.7 million and losses from operations of $6.6 million and $58.1 million, respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business, including through acquisitions, and build relationships with our clients and partners, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
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
In May 2026, we implemented a restructuring plan intended to reduce operating expenses and better align our cost structure with our current business priorities. The plan included the elimination of approximately 220 positions, approximately half of which are contractor roles. Completion of the restructuring plan may have continuing adverse effects on our workforce, including negative effects on employee morale, increased employee attrition, increased difficulty in hiring new employees, and diversion of management attention. Additionally, as we are operating our business with fewer employees, we face additional risks that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results.
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
Certain of our operating results and financial metrics, including the key metrics included in this report, may be difficult to predict as a result of seasonality and variability.
We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our focus on the healthcare industry. For example, with respect to our healthcare services clients, we receive a disproportionate increase in payment solutions revenue from such clients during the first two to three months of the calendar year relative to the other months of the year, which is driven, in part, by the resetting of patient deductibles at the beginning of each calendar year. Sales for our network solutions are also seasonal, primarily due to the annual spending patterns of our clients. This portion of our sales is usually the highest in the fourth quarter of each calendar year. While we believe we have visibility into the seasonality of our business, our rapid growth rate over the last several years may have made seasonal fluctuations more difficult to detect, and market dynamics affecting our network solutions clients have resulted in and may continue to result in shorter visibility into spending commitments, particularly for the second half of the fiscal year. If our rate of growth slows over time, or if variability in client spending increases, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.
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
We continue to invest in more robust technology and resources to manage our reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline. In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could prevent us from accurately reporting our financial results. See Item 4 “Controls and Procedures” in this Quarterly Report on Form 10-Q for more information.
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
Our payment processing platform is a core element of our business. For the three months ended April 30, 2026 and the fiscal year ended January 31, 2025, our payment processing fees generated 32% and 24% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payment processing platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payment processing platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as changes in laws governing medical bill payments or disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, or the credit card interchange fees we receive from such payments were to be reduced as a result of disruptions in the payment processing industry, laws discouraging the use of credit card payments for medical services or other factors, it could result in a decrease to our revenue. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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
Numerous complex federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information, and account holder information collected by our subsidiary AccessOne MedCard pursuant to its role as a consumer lender. State laws may be even more restrictive and not preempted by HIPAA, and may be subject to varying interpretations by the courts and government agencies. In addition, our subsidiary AccessOne MedCard is subject to certain federal and state regulations applicable to financial institutions related to cybersecurity, including the NYDFS Part 500 Requirements, and the GLBA and its implementing regulations, including Regulation P and the FTC Safeguards Rule, as well as the FTC’s Identity Theft Red Flags Rule under the Fair Credit Reporting Act. These regulations, among other things, require financial institutions to explain their information sharing practices to their customers and to, safeguard sensitive data and maintain an identity theft prevention program. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. Further, these varying interpretations could create complex compliance issues for us and our partners and potentially expose us to additional expense, liability, penalties, negatively impact our client relationships, and lead to adverse publicity, and all of these risks could adversely affect our business in the short and long term. In addition, contractual obligations and legislation may limit, forbid or regulate the use or transmission of health information outside of the United States or across other national borders. These developments, if adopted, could render our use of Indian employees and other non-U.S. resources for work related to such data impracticable or substantially more expensive.
With respect to certain of our solutions, we are a “business associate as defined under HIPAA. The U.S. Department of Health and Human Services (“HHS”) Office for Civil Rights may impose civil penalties on a business associate for a failure to comply with HIPAA requirements. The U.S. Department of Justice is responsible for criminal prosecutions under HIPAA. Penalties can vary significantly depending on a number of factors, such as whether the business associate’s failure to comply was due to willful neglect. State attorneys general also have the right to prosecute HIPAA violations in their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court, its standards have been used as the basis for the duty of care in state civil suits, such as those for recklessness in misusing individuals’ health information. If we are subject to investigation or litigation related to an alleged violation of HIPAA, such as the ConnecOnCall case, then we may elect to resolve the matter through a settlement. Such settlement could require payment of a civil penalty or damages, corrective action and/or monitoring of our business by a third party.
Like other companies in our industry, we and our third-party vendors have experienced and will likely experience threats and security incidents that could affect our information or systems. The security measures that we and our third-party vendors and subcontractors have in place are designed to ensure compliance with privacy and data protection laws, but we cannot guarantee that they will be successful or that we and our subcontractors will not experience cyber-attacks, acts of vandalism or theft, computer viruses, misplaced or lost data, malfeasance, programming and human errors or other similar events. Under the HITECH Act, as a business associate we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we are not aware of any non-compliance or violations of any applicable privacy and data protection laws and that have not been addressed, and we believe we are in compliance with such laws, there can be no assurance that we will not receive notices of non-compliance or violations in the future.
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
Furthermore, other states have proposed or enacted legislation that is focused on more narrow aspects of privacy. For example, a small number of states, including Illinois and Texas, have passed laws that protect biometric information and a smaller number of states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act. The My Health My Data Act imposed state restrictions and requirements on the processing and sale of consumer health data and created a private right of action, which further increases our relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
Specifically, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025 rule, “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,”, as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements, and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs. While Phreesia does not currently transfer data to these countries of concern, we are continuing to monitor the applicability of these new regulations and similar rules that may be enacted from time to time.
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
Certain of our products and services are also subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include the Payment Card Industry Data Security Standards ("PCI-DSS"), AICPA Security Organization Control 2 ("SOC 2") and HITRUST certification, which apply to or are maintained by certain of our solutions. In the event we fail to comply with the PCI-DSS or fail to maintain our SOC 2 or HITRUST certification, we could be in breach of our obligations under client and other contracts, penalties could result, and we may suffer reputational harm and damage to our business. Further, certain of our clients expect us to comply with more stringent privacy, data storage and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and in some cases, we are obligated contractually to comply with additional or different standards relating to our handling or protection of data.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with domestic or foreign laws or regulations, industry standards or other legal obligations, or any actual or suspected data breach or privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation (such as the ConnectOnCall case), fines and penalties or adverse publicity and could cause our clients to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit retention of services by existing clients or adoption of our services by new clients.
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
Our current and future arrangements with healthcare services clients, life sciences companies and patients may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws, HIPAA and regulations promulgated under such laws. These laws impact, among other things, proposed sales, marketing and educational programs, and other interactions with healthcare providers and patients. For more information regarding the risks related to these laws and regulations please see “Business – Regulatory Matters” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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
We derive revenues from contracts with the U.S. federal government, state and local governments. Our contracts with federal, state, local and foreign government entities are subject to various procurement regulations and other requirements relating to their formation, administration and performance. We are from time to time subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines and suspension or debarment from future government business. In addition, such contracts may provide for termination by the government at any time, without cause. In addition, many federal, state, local and foreign governments and their agencies have undertaken, or face increased pressure to undertake, significant spending reductions, and demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations. These factors may combine to potentially limit the revenue we derive from government contracts in the future. Additionally, government contracts generally have requirements that are more complex than those found in commercial enterprise agreements and therefore are more costly to comply with. Any of these risks related to contracting with government entities could adversely impact our future sales and operating results.
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
Developments in AI have impacted the software industry and we may expect this impact to continue. AI has become increasingly prevalent in the markets in which we operate and may result in changes in the demand for our solutions, including, but not limited to, reducing the difficulty and cost for competitors to build and launch competitive products or by making aspects of our solutions obsolete. Our competitive position could be harmed if we fail to adopt and integrate AI, including generative AI, effectively into our operations and product offerings. The successful implementation of AI technologies requires significant investment in talent, infrastructure, and ongoing research and development. While we have made, and expect to continue to make, significant investments to integrate AI into our solutions and operations, AI technologies are rapidly evolving and there can be no guarantee that our solutions will remain competitive as new AI technologies are developed and adopted. Market acceptance, understanding, and valuation and consumer perceptions of platforms, products and programs that incorporate AI technologies is uncertain, and the perceived value of AI technologies could be inaccurate. Developing, testing and deploying AI systems may also increase the cost profile of our solutions due to the nature of the computing costs involved in such systems. Misjudging the convergence of AI with our business needs may lead to inefficiencies or obsolescence of our services or solutions.

We use AI technologies licensed from third parties, including in our solutions, and our ability to continue to use such third-party AI technologies at the scale we need may be dependent on access to specific use cases reviewed by legal and information security. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. Additionally, we, or our clients, may choose, or be required, not to use certain AI technologies due to security, compliance, reputational or other considerations. If our use of such AI technologies is restricted, if such AI technologies become incompatible with our solutions and programs or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, and no comparable alternative is available, our solutions may become less appealing to our clients and our business may be adversely affected. In addition, to the extent any third-party AI technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected AI provider.

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
A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence and the use of such technologies in compliance with ethical standards and societal expectations. In the U.S., the AI regulatory environment is complex and uncertain. use of AI in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with the use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act (the “AI Act”) on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines. In the United States, the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025 executive order, “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

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
Our future success will depend, in part, on our ability to leverage AI responsibly, effectively and in compliance with laws and regulations. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational. competitive or technological risks that may arise relating to the use of AI.
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
In addition, we have entered into contracts with providers of EHR and PM solutions, and we intend to pursue such agreements in the future. These contracts are typically structured as commercial and technical agreements, pursuant to which we integrate certain of our solutions into the EHR and PM systems that are utilized by many of our clients, for agreed payments or provision of services to such providers of EHR and PM solutions. Our ability to form and maintain these agreements in order to facilitate the integration of our solutions into the EHR and PM systems used by our healthcare services clients and their patients is important to the success of our business. We or the providers of EHR and PM solutions with which we contract may terminate or seek to amend our agreements in response to future laws or regulations, such as those involving the access, exchange, and use of EHI, or for competitve reasons. If providers of EHR or PM solutions amend, terminate or fail to perform their obligations under their agreements with us, we may need to seek other ways of integrating our solutions with the EHR and PM systems of our healthcare services clients, which could be costly and time consuming, and could adversely affect our business results.
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
We rely on third-party suppliers and contract manufacturers for the materials and components used to operate our solutions and product offerings, and to manufacture and assemble our hardware, including the PhreesiaPad and our on-site kiosks, which we refer to as Arrivals Kiosks. We rely various third-party suppliers and a contract manufacturer, for example, as the manufacturer of our PhreesiaPads and Arrivals Kiosks, which help drive our business and support our subscription, payment solutions and network solutions offerings. In connection with these services, our contract manufacturer builds new hardware for us and refurbishes and maintains existing hardware.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) and our key metrics requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to, but not limited to, revenue recognition, the allowance for doubtful accounts, contingent business combinations, capitalized internal-use software, transfers and servicing of financial assets, assets and liabilities, the useful lives, the capitalization, valuation and recoverability of long-lived assets measured at fair value on a recurring basis using significant unobservable inputs, the grant-date fair value of stock-based compensation awards, and the fair value of identifiable assets acquired and liabilities assumed in business combinations. Changes in accounting rules and interpretations or in our accounting assumptions, estimates and/or judgments could significantly impact our consolidated financial statements. In some cases, we could be required to delay the filing of our consolidated financial statements, or to apply a new or revised standard retroactively, resulting in restating prior period consolidated financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
As of January 31, 2026, we had U.S. federal and state net operating loss carryforwards ("NOLs") of $596.5 million due to prior period losses, which, subject to the following discussion, are generally available to be carried forward to offset a portion of our future taxable income, if any, until such NOLs are used or expire. In general, under Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. Similar rules may apply under state tax laws. We have completed a Section 382 study through January 31, 2026 and as a result of the analysis, identified ownership changes on November 30, 2006, February 2, 2009 and April 30, 2020. The ownership change in 2006 resulted in approximately $316 of NOLs that were generated in 2005 and 2006 that have or will expire unutilized due to Section 382 annual limitations. The ownerhip changes in 2009 and 2020 resulted in limitation of approximately $12,388 and $136,020 NOLs, respectively, but those NOLs are now available to use. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. In addition, under the Tax Cuts and Jobs Act of 2017, as amended by The Coronavirus Aid, Relief, and Economic Security Act of 2020, the amount of post-2017 NOLs that we are permitted to utilize in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs. We have a valuation allowance related to our NOLs to recognize only the portion of the deferred tax asset that is more likely than not to be realized.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended April 30, 2026, our net cash provided by operating activities was $23.9 million. As of April 30, 2026, we had $76.4 million of cash and cash equivalents, which are held for working capital purposes. As of April 30, 2026, we had $84.2 million of outstanding borrowings under the Capital One Credit Facility, with the ability to borrow an additional $190.8 million.
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
Restrictive covenants in the agreements governing our New Capital One Credit Facility and Securitization Program may restrict our ability to pursue our business strategies, and a breach of such covenants could have a material adverse effect on our business, financial condition and results of operations.
The New Capital One Credit Agreement contains various restrictive covenants that limit our ability to take certain actions, including, but not limited to, our ability to grant or incur liens, dispose of assets, incur additional indebtedness, make certain investments, restricted payments (including dividends) and restricted debt payments, enter into certain mergers and acquisitions. In addition, the New Capital One Credit Facility contains financial covenants applicable from time to time, which include Total Net Leverage Ratio and Fixed Charge Coverage Ratio and Minimum Liquidity, as such terms are defined in the New Capital One Credit Agreement. Additionally, the Receivables Purchase Agreement contains various affirmative and negative covenants, reserve requirements, and termination events.
Our ability to comply with these covenants and meet these financial ratios and tests may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any such covenants could result in a default under the New Capital One Credit Agreement, which could cause all of the outstanding indebtedness under the New Capital One Credit Facility to become immediately due and payable and terminate all commitments to extend further credit. A breach of any such covenants could result in a default under the Receivables Purchase Agreement, which could cause the outstanding capital and other obligations under the Receivables Purchase Agreement to become immediately due and payable and result in termination of the purchase facility under the Receivables Purchase Agreement. These covenants could also limit our ability to seek capital through the incurrence of new indebtedness or, if we are unable to meet our obligations, require us to repay any outstanding amounts with sources of capital we may otherwise use to fund our business, operations and strategy. An event of default under, or termination of, these agreements could have a material adverse effect on our business, financial condition and results of operations.
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
•indebtedness incurred in the future;
•actual or anticipated developments in our business, our competitors' businesses, or the competitive landscape generally, including developments in AI technology and the introduction of new products and services by us or our competitors;
•the timing, size and integration success of recent and potential future acquisitions, including the AccessOne Acquisition;
•issuance of new or changed securities analysts’ reports or recommendations;
•additions or departures of key personnel;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•regulatory developments or the healthcare industry generally;
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
These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. We are currently subject to stockholder litigation and may become subject to similar or additional litigation in the future, which could cause us to incur substantial costs and divert the time and attention of our management from our business.

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
On March 12, 2025, our Board of Directors authorized a stock repurchase program. Under the program, we may repurchase up to 2.5 million shares of our common stock from time to time. The stock repurchase program does not obligate us to repurchase a specified number or dollar value of shares, and the program may be modified, suspended or discontinued at any time without prior notice. Our ability to return capital to stockholders through stock repurchases principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, cash received from clients and cash paid to employees and suppliers, and other factors impacting our financial condition, some of which are beyond our control. The existence of the stock repurchase program could cause our common stock to trade at a higher price than it otherwise would. Although the program is intended to enhance long-term stockholder value, there is no assurance it will do so because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the program. Any failure to repurchase our common stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price. Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions, or business opportunities and other general corporate purposes, and we may fail to realize the anticipated long-term stockholder value of the stock repurchase program. Further, the timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. In addition, our stock repurchase program may be suspended or discontinued at any time and may not enhance long-term stockholder value. Additionally, the Inflation Reduction Act of 2022 added Section 4501 of the Code which generally imposes a 1% non-deductible U.S. federal excise tax (the “Stock Buyback Tax”) on certain repurchases of stock by publicly traded U.S. corporations.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered securities during the quarter ended April 30, 2026 that were not previously reported on a Current Report on Form 8-K.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this report.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
2.1* **
Agreement and Plan of Merger, dated as of August 29, 2025, by and among Phreesia, Inc., Ace Merger Sub, Inc., AccessOne Parent Holdings, Inc. and the Representative named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on September 4, 2025)

3.1
Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange Commission on September 10, 2019)

3.2
Amendment to the Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Quarter report on Form 10-Q (file No. 001-38977) filed with the Securities and Exchange Commission on September 7, 2023)

3.3
Fourth Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 14, 2024)

10.1*
Credit Agreement, dated as of March 13, 2026, by and among Phreesia, Inc., the credit parties, Capital One, National Association as Agent, Swing Lender, Joint Lead Arranger and Sole Bookrunner, Flagstar Bank, N.A., as Joint Lead Arranger and Co-Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on March 16, 2026)

10.2* **
Amendment No. 9 to Receivables Purchase and Administration Agreement, dated as of April 30, 2026, by and among AccessOne Funding, LLC, AccessOne MedCard, Inc., PNC Bank, National Association, and PNC Capital Markets LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on May 4, 2026)

10.3* **
Amended and Restated Performance Guaranty, dated as of April 30, 2026, by and among Phreesia, Inc., AccessOne Holdings, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (file No. 001-38977) filed with the Securities and Exchange Commission on May 4, 2026).

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

PHREESIA, INC.

Date: May 28, 2026	By:	/s/ Chaim Indig
Chaim Indig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 28, 2026	By:	/s/ Balaji Gandhi
Balaji Gandhi
Chief Financial Officer
(Principal Financial Officer)