Form 10-Q
period 2026-07-31
Phreesia, Inc.
filed 2026-09-03
CIK 1412408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 27, 2026, 62,070,944 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
For the Quarter Ended July 31, 2026

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
•our ability to obtain meaningful annualized run-rate expense savings from implementing our restructuring plan to reduce operating expenses, and our expectations regarding the timing, amount and composition of charges incurred in connection with the restructuring plan;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Phreesia, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	July 31, 2026	January 31, 2026
	(Unaudited)
Assets
Current:
Cash, cash equivalents and restricted cash (including restricted cash of $— and $1,691 as of July 31, 2026 and January 31, 2026, respectively)	$72,945	$73,830
Settlement assets	26,746	32,999
Accounts receivable, net of allowance for doubtful accounts of $879 and $1,523 as of July 31, 2026 and January 31, 2026, respectively	89,406	97,453
Cardholder receivables	29,351	38,330
Deferred purchase price receivables	14,799	18,003
Accrued interest and fees receivables	723	840
Deferred contract acquisition costs	394	410
Prepaid expenses and other current assets	19,139	17,978
Total current assets	253,503	279,843
Property and equipment, net of accumulated depreciation and amortization of $90,281 and $94,193 as of July 31, 2026 and January 31, 2026, respectively	18,122	20,332
Capitalized internal-use software, net of accumulated amortization of $77,389 and $69,390 as of July 31, 2026 and January 31, 2026, respectively	54,127	54,270
Operating lease right-of-use assets	1,205	2,002
Deferred contract acquisition costs	130	338
Intangible assets, net of accumulated amortization of $18,728 and $13,489 as of July 31, 2026 and January 31, 2026, respectively	74,522	79,761
Goodwill	171,468	170,064
Deferred tax assets	990	1,593
Other assets (includes $1,691 and $— of long-term restricted cash as of July 31, 2026 and January 31, 2026, respectively)	6,669	2,442
Long-term cardholder receivables	59,587	47,723
Long-term deferred purchase price receivables	6,654	5,422
Total Assets	$646,977	$663,790
Liabilities and Stockholders’ Equity
Current:
Settlement obligations	$26,746	$32,999
Current portion of debt and finance lease liabilities	5,281	7,971
Current portion of operating lease liabilities	824	1,254
Accounts payable	12,237	11,477
Accrued expenses	35,706	41,257
Due to healthcare providers	29,737	38,056
Deferred revenue	32,573	49,522
Other current liabilities	731	705
Total current liabilities	143,835	183,241
Long-term debt and finance lease liabilities	61,165	92,117
Operating lease liabilities, non-current	677	1,107
Long-term due to healthcare providers	59,734	45,329
Long-term deferred revenue	4,687	244
Long-term deferred tax liabilities	4,589	4,498
Other long-term liabilities	439	47
Total Liabilities	275,126	326,583
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, undesignated, $0.01 par value—20,000,000 shares authorized as of both July 31, 2026 and January 31, 2026; no shares issued or outstanding as of both July 31, 2026 and January 31, 2026	—	—
Common stock, $0.01 par value—500,000,000 shares authorized as of both July 31, 2026 and January 31, 2026; 63,516,793 and 62,020,186 shares issued as of July 31, 2026 and January 31, 2026, respectively	635	620
Additional paid-in capital	1,212,775	1,181,679
Accumulated deficit	(794,309)	(799,190)
Accumulated other comprehensive loss	(621)	(382)
Treasury stock, at cost, 1,476,215 and 1,355,169 shares as of July 31, 2026 and January 31, 2026, respectively	(46,629)	(45,520)
Total Stockholders’ Equity	371,851	337,207
Total Liabilities and Stockholders’ Equity	$646,977	$663,790
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Revenue:
Subscription and related services	$52,695	$53,702	$105,416	$108,057
Payment solutions(1)	38,489	28,392	80,430	58,317
Network solutions	38,274	35,161	74,547	66,817
Total revenues	129,458	117,255	260,393	233,191
Expenses:
Cost of revenue (excluding depreciation and amortization)	19,271	17,398	36,930	34,035
Payment solutions expense(1)	23,914	20,243	49,589	41,671
Sales and marketing	24,587	25,396	48,796	51,439
Research and development	27,571	29,274	55,899	61,103
General and administrative	16,512	19,042	34,873	35,450
Depreciation	3,340	3,279	6,711	6,265
Amortization	6,655	4,130	13,238	8,022
Total expenses	121,850	118,762	246,036	237,985
Operating income (loss)	7,608	(1,507)	14,357	(4,794)
Other (expense) income, net	(2,888)	336	(2,895)	674
Loss on extinguishment of debt	—	—	(17)	—
Interest expense	(1,729)	(391)	(4,028)	(826)
Interest income	248	999	545	1,204
Total other (expense) income, net	(4,369)	944	(6,395)	1,052
Income (loss) before income tax expense	3,239	(563)	7,962	(3,742)
Income tax (expense) benefit	(1,321)	1,217	(3,081)	482
Net income (loss)	$1,918	$654	$4,881	$(3,260)
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$0.01	$0.08	$(0.06)
Diluted	$0.03	$0.01	$0.08	$(0.06)
Weighted-average common shares outstanding:
Basic	61,878,316	59,591,545	61,419,374	59,261,722
Diluted	62,463,449	61,685,811	62,259,892	59,261,722
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

See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Net income (loss)	$1,918	$654	$4,881	$(3,260)
Other comprehensive (loss) income:
Net change in unrealized (loss) gain on cash flow hedges	(37)	(199)	(118)	208
Change in foreign currency translation adjustments	(13)	(73)	(121)	(45)
Other comprehensive (loss) income	(50)	(272)	(239)	163
Comprehensive income (loss)	$1,868	$382	$4,642	$(3,097)
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance, February 1, 2025	60,083,444	$601	$1,111,274	$(801,496)	$(51)	$(45,520)	$264,808
Net loss	—	—	—	(3,914)	—	—	(3,914)
Other comprehensive income	—	—	—	—	435	—	435
Stock-based compensation	—	—	14,221	—	—	—	14,221
Exercise of stock options and vesting of restricted stock units	463,799	4	124	—	—	—	128
Issuance of stock for share-settled bonus awards	267,687	3	6,505	—	—	—	6,508
Balance, April 30, 2025	60,814,930	$608	$1,132,124	$(805,410)	$384	$(45,520)	$282,186
Net income	—	—	—	654	—	—	654
Other comprehensive loss	—	—	—	—	(272)	—	(272)
Stock-based compensation	—	—	13,960	—	—	—	13,960
Exercise of stock options and vesting of restricted stock units	247,444	2	111	—	—	—	113
Issuance of stock for share-settled bonus awards	1,402	—	37	—	—	—	37
Issuance of stock for employee stock purchase plan	61,142	1	1,308	—	—	—	1,309
Balance, July 31, 2025	61,124,918	$611	$1,147,540	$(804,756)	$112	$(45,520)	$297,987

	Common Stock
	Shares	Amount	APIC	Accumulated Deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total
Balance, February 1, 2026	62,020,186	$620	$1,181,679	$(799,190)	$(382)	$(45,520)	$337,207
Net income	—	—	—	2,963	—	—	2,963
Other comprehensive loss	—	—	—	—	(189)	—	(189)
Stock-based compensation	—	—	12,020	—	—	—	12,020
Exercise of stock options and vesting of restricted stock units	348,963	3	128	—	—	—	131
Issuance of stock for share-settled bonus awards	880,080	9	8,044	—	—	—	8,053
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	—	(1,095)	(1,095)
Balance, April 30, 2026	63,249,229	$632	$1,201,871	$(796,227)	$(571)	$(46,615)	$359,090
Net income	—	—	—	1,918	—	—	1,918
Other comprehensive loss	—	—	—	—	(50)	—	(50)
Stock-based compensation	—	—	9,979	—	—	—	9,979
Exercise of stock options and vesting of restricted stock units	162,693	2	7	—	—	—	9
Issuance of stock for share-settled bonus awards	1,146	—	11	—	—	—	11
Issuance of stock for employee stock purchase plan	103,725	1	907	—	—	—	908
Treasury stock from vesting of restricted stock units - satisfaction of tax withholdings	—	—	—	—	—	(14)	(14)
Balance, July 31, 2026	63,516,793	$635	$1,212,775	$(794,309)	$(621)	$(46,629)	$371,851
See notes to unaudited consolidated financial statements

Phreesia, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Operating activities:
Net income (loss)	$1,918	$654	$4,881	$(3,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,995	7,409	19,949	14,287
Stock-based compensation expense	11,875	16,230	25,429	33,455
Amortization of deferred financing costs	132	62	566	124
Loss on extinguishment of debt	—	—	17	—
Cost of Phreesia hardware purchased by customers	245	157	433	593
Deferred contract acquisition costs amortization	108	242	224	352
Non-cash operating lease expense	564	218	797	433
Deferred taxes	1,136	(1,583)	1,813	(1,498)
Gains and losses for fair value option	2,812	—	2,812	—
Changes in operating assets and liabilities:
Accounts receivable	185	(1,820)	7,916	(3,310)
Cash received for sale of receivables	995	—	8,706	—
Accrued interest receivable	(12)	—	117	—
Prepaid expenses and other assets	(2,640)	(2,660)	(1,812)	(2,916)
Deferred contract acquisition costs	—	(351)	—	(351)
Accounts payable	489	2,068	648	329
Accrued expenses and other liabilities	4,982	(1,289)	(2,003)	(2,180)
Payment of due to provider for receivables sold to securitization	(8,480)	—	(13,540)	—
Lease liabilities	(452)	(238)	(862)	(490)
Deferred revenue	(5,524)	(4,264)	(13,841)	(5,883)
Net cash provided by operating activities	18,328	14,835	42,250	29,685
Investing activities:
Collections of cardholder receivables held for investment and deferred purchase price	26,672	—	39,024	—
Capitalized internal-use software	(4,012)	(3,435)	(7,252)	(7,323)
Purchases of property and equipment	(492)	(1,767)	(4,802)	(5,271)
Net cash provided by (used in) investing activities	22,168	(5,202)	26,970	(12,594)
Financing activities:
Proceeds from issuance of common stock upon exercise of stock options	10	114	141	242
Treasury stock to satisfy tax withholdings on stock compensation awards	(14)	—	(1,109)	—
Proceeds from employee stock purchase plan	236	575	758	1,343
Finance lease payments	(1,188)	(2,510)	(2,868)	(3,886)
Principal payments on financing agreements	(364)	(328)	(719)	(648)
Debt issuance costs and loan facility fee payments	—	—	(2,259)	(38)
Debt extinguishment costs	—	—	(42)	—
Proceeds from debt instruments	—	—	92,240	—
Principal payments on debt instruments	(23,500)	—	(121,500)	—

Payments due to provider for unfunded receivables	(17,462)	—	(33,017)	—
Net cash used in financing activities	(42,282)	(2,149)	(68,375)	(2,987)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(89)	(39)	(58)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,761)	7,395	806	14,046
Cash, cash equivalents and restricted cash – beginning of period	76,397	90,871	73,830	84,220
Cash, cash equivalents and restricted cash – end of period	$74,636	$98,266	$74,636	$98,266

Supplemental information of non-cash investing and financing information:
Non-cash activity related to credit card receivables and deferred purchase price	$20,992	$—	$48,709	$—
Exchange of right of use asset for property and equipment	$—	$—	$57	$—
Purchase of property and equipment and capitalized software included in accounts payable and accrued liabilities	$2,140	$2,461	$2,140	$2,461
Capitalized stock-based compensation	$238	$320	$580	$652
Issuance of stock to settle liabilities for stock-based compensation	$919	$1,346	$8,972	$7,854
Cash paid for:
Interest	$703	$330	$4,551	$654
Income taxes	$2,884	$763	$4,065	$1,314

Reconciliation of cash, cash equivalents and restricted cash shown in statements of cash flows
Cash, cash equivalents and restricted cash per balance sheets	$72,945	$98,266	$72,945	$98,266
Restricted cash included in other long-term assets	1,691	—	1,691	—
Total cash, cash equivalents and restricted cash shown in statements of cash flows	$74,636	$98,266	$74,636	$98,266
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
Access: The Company’s solutions facilitate access to care by reducing friction in how patients find, schedule, and register for care, while enabling providers to improve capacity utilization and reduce administrative burden. Key capabilities include care discovery and scheduling through MediFind, the Company’s online provider directory, and self-scheduling tools; appointment optimization and referral management using AI-enabled workflows; and the Company’s AI-based smart answering solution for patient communications supported by voice and messaging solutions.
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
(b) Liquidity
For most of the Company’s history, the Company did not generate sufficient revenue to meet its operating expenses. Although the Company generated net income for the three and six months ended July 31, 2026, it may incur net losses in the future. To date, the Company has primarily relied upon the proceeds from issuances of common stock, debt and preferred stock, as well as sales of Company products and services in the normal course of business, to fund its operations.
During the fourth quarter of fiscal 2026, in connection with the AccessOne Acquisition, the Company entered into a bridge loan credit agreement (the “Bridge Credit Agreement”), with respect to a new, 364-day $110,000 secured term loan (the “Bridge Loan”). As of January 31, 2026, the outstanding principal balance of the Bridge Loan was $90,000.
On March 13, 2026 (the “Refinancing Date”), the Company completed a refinancing whereby it terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Loan and the Previous Capital One Credit Facility (as defined herein) using borrowings from a new, 5-year $275,000 senior secured revolving credit facility with Capital One (the "New Capital One Credit Facility"), which matures on March 13, 2031. The Bridge Credit Agreement, and the Previous Capital One Credit Facility, which had no outstanding borrowings, were terminated on the Refinancing Date. The unused borrowing capacity on the New Capital One Credit Facility is available to the Company for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The transactions that occurred on the Refinancing Date are referred to collectively as the “Refinancing.” See Note 6 - Debt and finance leases for more information regarding the Bridge Loan and the New Capital One

Credit Facility. As of July 31, 2026, the outstanding borrowings on the New Capital One Credit Facility were $60,740.
Management believes that the Company’s cash, cash equivalents, restricted cash and cash generated in its normal operations will be sufficient to meet the Company’s needs for at least the next 12 months.
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
(c) Unaudited interim financial statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s interim financial position as of July 31, 2026 and the results of its operations, changes in its stockholders' equity and its cash flows for the periods ended July 31, 2026 and 2025. The results for the interim periods are not necessarily indicative of results to be expected for the full year, any other interim periods, or any future year or period. The Company’s management believes that the disclosures herein are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended January 31, 2026.
(d) Reclassifications and Changes in Financial Statement Captions
The Company has presented interest expense and interest income separately on its consolidated statements of operations. The Company has separately presented interest expense and interest income in its consolidated statement of operations for the three and six months ended July 31, 2025 to conform to the current period classification. In prior periods, the Company had separately presented interest expense and interest income in the notes to its financial statements but had presented interest expense and interest income on a combined basis on its consolidated statements of operations because the individual amounts were not material.
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
The Company’s cash and cash equivalents are held by established financial institutions. At times, the Company’s cash on deposit at financial institutions may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Company does not require collateral from its customers and generally requires payment of its accounts receivable within 30 to 60 days of billing. Settlement assets are amounts due from well-established payment processing companies and normally take one to two business days to settle, which mitigates the associated risk of concentration. The Company utilizes two third-party payment processors.
The Company’s customers are primarily physicians’ offices and other healthcare services organizations located in the United States as well as pharmaceutical companies. The Company did not have any individual customers that represented more than 10% of total revenues for the three and six months ended July 31, 2026 and 2025. The Company had receivables from two entities as of both July 31, 2026 and January 31, 2026 that accounted for at least 10% of total accounts receivable.
(c) Risks and uncertainties
The Company is subject to a variety of risk factors, including the economy, data privacy and security laws and government regulations. Additionally, the Company is subject to other risks associated with the markets in which it operates including reliance on third-party vendors, partners, and service providers. The Company has a substantial number of employees in Canada and India, and the Company supplements its workforce with contractors and consultants in domestic and international locations. Certain of the Company's service providers, including certain third-party software developers, are located in international locations subject to warfare and/or political and economic instability, such as Ukraine and India. As with any business, operation of the Company involves risk, including the risk of service interruption impacting the operations of the Company's business and the Company's customers’ facilities below expected levels of operation, shut downs due to the breakdown or failure of information technology and communications systems, changes in laws or regulations, political and economic instability, or catastrophic events such as fires, earthquakes, floods, explosions, global health concerns such as pandemics or other similar occurrences affecting the delivery of the Company’s products and services. The occurrence of any of these events could significantly reduce or eliminate revenues generated, or significantly increase the expenses of the Company's operations, adversely impacting the Company’s operating results and the Company's ability to meet the Company's obligations and commitments. See Note 6 - Debt and finance leases and Note 11 - Commitments and contingencies, for a summary of the Company’s contractual commitments as of July 31, 2026.
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
During the three and six months ended July 31, 2026, the Company did not adopt any other accounting pronouncements that materially impacted the Company's financial statements.
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
4. Composition of certain financial statement captions
(a) Accrued expenses
Accrued expenses as of July 31, 2026 and January 31, 2026 are as follows:

	July 31, 2026	January 31, 2026
Payroll-related expenses and taxes	$10,814	$12,535
Stock-based compensation liability	3,598	7,652
Payment processing fees liability	6,886	7,056
Acquisition-related liabilities	119	119
Income and other tax liabilities	1,013	2,674
Information technology	3,859	5,546
Other	9,417	5,675
Total accrued expenses	$35,706	$41,257
(b) Property and equipment
Property and equipment as of July 31, 2026 and January 31, 2026 are as follows:

	July 31, 2026	January 31, 2026
PhreesiaPads and Arrivals Kiosks	$17,911	$16,523
Computer equipment	75,186	84,380
Computer software	14,730	12,887
Hardware development	576	577
Other	—	158
Total property and equipment	$108,403	$114,525
Less: accumulated depreciation	(90,281)	(94,193)
Property and equipment — net	$18,122	$20,332
Depreciation expense related to property and equipment amounted to $3,340 and $3,279 for the three months ended July 31, 2026 and 2025, respectively, and $6,711 and $6,265 for the six months ended July 31, 2026 and 2025, respectively.
Property and equipment — net and related depreciation expense includes assets acquired under finance leases. Assets acquired under finance leases included in computer equipment was $41,571 and $49,009 as of July 31, 2026 and January 31, 2026, respectively. Accumulated amortization of assets under finance leases was $37,347 and $42,060 as of July 31, 2026 and January 31, 2026, respectively. See Note 10 - Leases for additional information regarding finance leases.
(c) Capitalized internal-use software
For the three months ended July 31, 2026 and 2025, capitalized costs related to the Company’s solutions was $3,530 and $3,609, respectively, of costs related to the Company’s solutions. For the six months ended July 31, 2026 and 2025, the Company capitalized $7,856 and $7,399 of costs related to the Company’s solutions, respectively.
During the three months ended July 31, 2026 and 2025, amortization expense related to capitalized internal-use software was $4,027 and $3,259, respectively, and during the six months ended July 31, 2026 and 2025, amortization expense related to capitalized internal-use software was $7,999 and $6,281, respectively.
(d) Intangible assets and goodwill
The following presents the details of intangible assets as of July 31, 2026 and January 31, 2026:

	Useful Life
	(years)	July 31, 2026	January 31, 2026
Acquired technology	5 to 7	$22,910	$22,910
Customer relationship	7 to 15	53,940	53,940
License	15	6,200	6,200
Trademarks	12 to 15	10,200	10,200
Total intangible assets, gross carrying value		$93,250	$93,250
Less: accumulated amortization		(18,728)	(13,489)
Net carrying value		$74,522	$79,761
The weighted-average remaining useful life for acquired technology in years was 4.9 and 5.4 as of July 31, 2026 and January 31, 2026, respectively. The remaining useful life for customer relationships in years was 8.1 and 8.6 as of July 31, 2026 and January 31, 2026, respectively. The remaining useful life for the license to the Patient Activation Measure ("PAM"®) in years was 10.4 and 10.8 as of July 31, 2026 and January 31, 2026, respectively. The remaining useful life for the trademarks in years was 11.5 and 12.0 as of July 31, 2026 and January 31, 2026, respectively.

Amortization expense associated with intangible assets for the three months ended July 31, 2026 and 2025, was $2,628 and $871, respectively. Amortization expense associated with intangible assets for the six months ended July 31, 2026 and 2025, was $5,239 and $1,741, respectively.
The estimated amortization expense for intangible assets for the next five years and thereafter is as follows as of July 31, 2026:

July 31, 2026
2027 (Remaining six months)	$5,256
Fiscal year ending January 31,
2028	10,513
2029	10,412
2030	10,212
2031 - thereafter	38,129
Total	$74,522
The following table presents a roll-forward of goodwill for the six months ended July 31, 2026:

Balance, January 31, 2026	$170,064
Goodwill from measurement period adjustments on acquisitions	1,404
Balance, July 31, 2026	$171,468
During the six months ended July 31, 2026, the Company completed its quarterly triggering event assessments and determined that the decline in the market value of its publicly-traded stock, which resulted in a corresponding decline in its market capitalization, constituted a triggering event. Due to the decline in the Company’s market capitalization during the three months ended April 30, 2026 and the six months ended July 31, 2026, the Company has evaluated whether changes in the Company’s market capitalization indicate that the carrying value of goodwill in the Company’s single reporting unit is impaired. As of July 31, 2026 and throughout the three and six months ended July 31, 2026, the Company’s market capitalization exceeded the carrying value of the Company’s equity. As a result, the Company does not believe that changes in the Company’s market capitalization during the six months ended July 31, 2026 indicate that the carrying amount of the Company’s goodwill is impaired as of July 31, 2026.
As of January 31, 2026, the Company determined that it was more likely than not that the fair value of its single reporting unit exceeded its carrying value. As a result, the Company does not believe that the Company’s goodwill was impaired as of January 31, 2026.
During the measurement period, in the six months ended July 31, 2026, the Company recorded a decrease to acquired deferred tax liabilities of $1,119 and an increase to short-term due to healthcare providers of $2,522, with corresponding adjustments to goodwill, in connection with the acquisition of AccessOne. The Company did not record any impairments of goodwill during the six months ended July 31, 2026 or 2025.
(e) Accounts receivable
Accounts receivable as of July 31, 2026 and January 31, 2026 are as follows:

	July 31, 2026	January 31, 2026
Billed	$82,592	$93,296
Unbilled	7,693	5,680
Total accounts receivable, gross	$90,285	$98,976
Less: accounts receivable allowances	(879)	(1,523)
Total accounts receivable	$89,406	$97,453

Activity in the Company's allowance for doubtful accounts was as follows for the six months ended July 31, 2026:

July 31, 2026
Balance, January 31, 2026	$1,523
Bad debt expense	41
Write-offs and adjustments	(685)
Balance, July 31, 2026	$879
The Company’s allowance for doubtful accounts represents the current estimate of expected future losses based on prior bad debt experience as well as expected future changes in credit losses and considerations for specific customers as applicable. The Company's accounts receivable are considered past due when they are outstanding past the due date listed on the invoice to the customer. Activity in the allowance for doubtful accounts and write-offs of accounts receivable were not material for the three months ended July 31, 2026 and 2025.
(f) Prepaid and other current assets
Prepaid and other current assets as of July 31, 2026 and January 31, 2026 are as follows:

	July 31, 2026	January 31, 2026
Prepaid software and business systems	$6,336	$7,246
Prepaid data center expenses	3,328	4,661
Prepaid insurance	848	1,721
Other prepaid expenses and other current assets	8,627	4,350
Total prepaid and other current assets	$19,139	$17,978
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
(h) Other (expense) income, net
Other (expense) income, net for the three and six months ended July 31, 2026 and 2025 were composed primarily of losses on instruments accounted for under the fair value option, as well as miscellaneous other income and expense and foreign exchange gains and losses due to changes in rates for the three and six months ended July 31, 2026.
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
The amount of subscription and related services revenue recorded pursuant to ASC 842, Leases for the leasing of the Company’s PhreesiaPads and Arrivals Kiosks was $1,712 and $1,832 for the three months ended July 31, 2026 and 2025, respectively, and $3,786 and $4,251 for the six months ended July 31, 2026 and 2025, respectively.
Contract balances

The following table represents a roll-forward of contract assets:

Balance, January 31, 2026	$5,680
Amount transferred to receivables from beginning balance of contract assets	(5,680)
Contract asset additions, net of reclassification to receivables	7,693
Balance, July 31, 2026	$7,693
The following table represents a roll-forward of deferred revenue:

Balance, January 31, 2026	$49,766
Revenue recognized that was included in deferred revenue at the beginning of the period	(41,090)
Deferred revenue from measurement period adjustments on acquisitions	1,335
Current period activity in deferred revenue	27,249
Balance, July 31, 2026	$37,260
Cost to obtain a contract
The Company capitalizes certain incremental costs to obtain customer contracts and amortizes these costs over a period of benefit that the Company has estimated to be three to five years. The Company determined the period of benefit by taking into consideration its customer contracts, its technology and other factors. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations and totaled $108 and $242 for the three months ended July 31, 2026 and 2025, respectively, and $224 and $352 for the six months ended July 31, 2026 and 2025, respectively. The Company periodically reviews these deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. During fiscal 2025, the Company updated its estimate of the period of benefit from five years to three years for certain deferred contract acquisition costs. There were no impairment losses recorded during the periods presented.

The following table represents a roll-forward of deferred contract acquisition costs:

Balance, January 31, 2026	$748
Additions to deferred contract acquisition costs	—
Amortization of deferred contract acquisition costs	(224)
Balance, July 31, 2026	$524

Deferred contract acquisition costs, current (to be amortized in next 12 months)	$394
Deferred contract acquisition costs, non-current	130
Total deferred contract acquisition costs	$524
6. Debt and finance leases
As of July 31, 2026 and January 31, 2026, the Company had the following outstanding debt and finance lease liabilities:

	July 31, 2026	January 31, 2026
Bridge loan (a)	$—	$90,000
Revolving credit facility (c), (d)	60,740	—
Finance leases (b)	4,564	7,431
Financing arrangements (e)	—	595
Accrued interest and payments	1,142	2,062
Total debt and finance lease liabilities	$66,446	$100,088
Less: current portion of debt and finance lease liabilities	(5,281)	(7,971)
Long-term debt and finance lease liabilities	$61,165	$92,117
(a) Bridge Loan
In connection with the AccessOne Acquisition, on the Closing Date, the Company entered into the Bridge Credit Agreement with respect to a new, 364-day $110,000 secured term loan. The net proceeds of the Bridge Loan were used to fund a portion of the purchase price of the AccessOne Acquisition. The Bridge Loan had a maturity date of November 11, 2026, and bore interest at a per annum rate equal to the three-month SOFR rate plus a margin of 4.0% per annum. The interest rate applicable to the Bridge Loan increased by 0.5% every three months following the closing date of November 12, 2025. The Company incurred $3,122 in debt issuance costs and original issue discount related to the Bridge Loan.
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
(d) New Capital One Credit Facility
On the Refinancing Date, the Company and certain of its subsidiaries entered into a Credit Agreement (the “New Capital One Credit Agreement”) providing for a senior secured revolving credit facility up to an aggregate principal amount of $275,000, of which $92,240 was borrowed on the Refinancing Date, and which includes a swingline sublimit of $20,000 and a letter of credit sublimit of $10,000. During the six months ended July 31, 2026, the Company repaid $31,500 of the outstanding balance on the New Capital One Credit Facility. As of July 31, 2026, the outstanding principal balance of the New Capital One Credit Facility was $60,740 and the unused borrowing capacity of the New Capital One Credit Facility was $214,260. The unused borrowing capacity on the New Capital One Credit Facility is available to the Company for working capital, capital expenditures, permitted acquisitions and general corporate purposes. The New Capital One Credit Agreement includes financial covenants including, but not limited to, requiring the Company to maintain a maximum Total Net Leverage Ratio and a minimum Consolidated Fixed Charge Coverage Ratio, each as defined in the New Capital One Credit Agreement. The Company was in compliance with all covenants related to the New Capital One Agreement as of July 31, 2026.
The New Capital One Credit Agreement bears interest at a rate per annum based on SOFR or a Base Rate as specified in the New Capital One Credit Agreement. Swingline loans must be Base Rate loans. As of July 31, 2026, the interest rate on the New Capital One Credit Facility was 6.4%. The Company is permitted to repay the New Capital One Credit Facility, in whole or in part, without penalty or premium, subject to certain notice periods.
The Company will pay an unused line fee equal to the product of (i) a commitment fee percentage ranging from 0.25% to 0.40% per annum based on the applicable total net leverage ratio and (ii) the unused portion of the revolving commitments under the New Capital One Credit Facility.
(e) Financing agreements
In June 2023, the Company entered into a software licensing financing agreement (the "financing agreement") in order to finance its software and service licenses. As of July 31, 2026, there was $0 in outstanding principal and interest due under the financing agreement. The financing agreement required the Company to pay $123 per month for 36 months beginning August 2023. The effective interest rate on the financing agreement was 10.5% per annum.
Maturities of debt and finance leases, in each of the next five years and thereafter, are as follows:

	Total	Revolving Credit Facility	Finance Leases	Accrued Interest and Payments
2027 (Remaining six months)	$3,589	$—	$2,447	$1,142
Fiscal year ending January 31,
2028	2,117	—	2,117	—
2029	—	—	—	—
2030	—	—	—	—
2031	—	—	—	—
Thereafter	60,740	60,740	—	—
Total maturities of debt and finance leases	$66,446	$60,740	$4,564	$1,142
7. Stockholders' equity
(a) Common stock
The Company closed its initial public offering (“IPO”) on July 22, 2019, and filed an Amended and Restated Certificate of Incorporation authorizing the issuance of up to 500,000,000 shares of common stock, par value $0.01 per share.
(b) Treasury stock
The Company's equity-based compensation plan allows for the grant of non-vested stock options, restricted stock units ("RSUs") and total shareholder return ("TSR") performance-based stock units ("PSUs") to its employees pursuant to the terms of its stock option and incentive plans (See Note 8). Until September 2023, under the provisions of the plans, for RSU and PSU awards, unless otherwise elected, employee participants fulfilled their related income tax withholding obligation by having shares withheld at the time of vesting. The shares withheld were then transferred to the Company's treasury stock at cost.
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

(c) Stock repurchase program
In March 2025, the Company’s Board of Directors authorized a stock repurchase program. Under the program, the Company may repurchase up to 2.5 million shares of its common stock from time to time through open market purchases, privately negotiated transactions, block purchases or other methods that comply with applicable securities laws, including repurchase plans that satisfy the conditions of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be modified, suspended or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to repurchases pursuant to the Company’s stock repurchase program. There were no repurchases during the six months ended July 31, 2026 and 2025.
(d) Accumulated other comprehensive loss
Activity in accumulated other comprehensive income (loss) was as follows for the six months ended July 31, 2026 and 2025:

	Unrealized gain (loss) on cash flow hedges	Foreign currency translation adjustment	Accumulated other comprehensive (loss) income
Balance, January 31, 2025	$—	$(51)	$(51)
Other comprehensive income before reclassifications	347	(45)	302
Amounts reclassified from accumulated other comprehensive income (loss)	(139)	—	(139)
Net current period other comprehensive income	$208	$(45)	$163
Balance, July 31, 2025	$208	$(96)	$112

Balance, January 31, 2026	$(133)	$(249)	$(382)
Other comprehensive loss before reclassifications	(169)	(121)	(290)
Amounts reclassified from accumulated other comprehensive income (loss)	51	—	51
Net current period other comprehensive loss	$(118)	$(121)	$(239)
Balance, July 31, 2026	$(251)	$(370)	$(621)
As the Company records a valuation allowance against its U.S. deferred tax assets and as the Company does not have any significant accumulated other comprehensive income outside of the U.S., other comprehensive income did not include income tax expense, and the amounts reclassified from accumulated other comprehensive income (loss) for unrealized gain (loss) on cash flow hedges did not include income tax expense.
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
In June 2019, the Board of Directors adopted the Company’s 2019 Stock Option and Incentive Plan (the "2019 Plan"), which replaced the 2018 Stock Option Plan upon the completion of the IPO. The 2019 Plan allows the Compensation Committee of the Board of Directors (the "Compensation Committee") to make equity-based incentive awards including stock options, RSUs and PSUs to the Company’s officers, employees, directors, and consultants. The initial reserve for the issuance of awards under this plan was 2,139,683 shares of common stock. The initial number of shares reserved and available for issuance automatically increased on February 1, 2020 and automatically increases each February 1 thereafter by 5% of the number of shares of common stock outstanding on the immediately preceding January 31 (or such lesser number of shares determined by the Compensation

Committee). As the 2018 Stock Option Plan was replaced by the 2019 Plan, all grants of stock options, RSUs and PSUs during the six months ended July 31, 2026 were made pursuant to the 2019 plan, respectively.
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
As of July 31, 2026, there were 8,926,250 shares available for future grant pursuant to the 2019 Plan after factoring in the automatic increase that occurs on February 1st of each fiscal year, as well as an additional 48,153 shares available for future grant pursuant to the ESPP. The ESPP has two six-month offering periods each calendar year beginning in January and July. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount through payroll deductions. As of July 31, 2026, there were 3,481 outstanding restricted stock units and 486,038 shares available for future grant under the Inducement Plan.
(b) Summary of stock-based compensation
The following table sets forth stock-based compensation by type of award:

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
RSUs	$5,378	$9,466	$12,842	$19,057
PSUs	4,489	4,271	8,814	8,626
Liability awards	2,134	2,590	4,010	5,926
ESPP	112	223	343	498
Total stock-based compensation	$12,113	$16,550	$26,009	$34,107
The following table sets forth the presentation of stock-based compensation in the Company's consolidated financial statements:

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Stock-based compensation expense recorded to additional paid-in capital	$9,979	$13,960	$21,999	$28,181
Stock-based compensation expense recorded to accrued expenses	2,134	2,590	4,010	5,926
Total stock-based compensation	$12,113	$16,550	$26,009	$34,107
Less: stock-based compensation expense capitalized as internal-use software	(238)	(320)	$(580)	$(652)
Stock-based compensation expense per consolidated statements of operations	$11,875	$16,230	$25,429	$33,455
The Company recorded a tax expense of $602 and $0 related to stock compensation awards during the six months ended July 31, 2026 and 2025, respectively. During the six months ended July 31, 2026 and 2025, the Company reduced stock compensation expense by $40 and $233, respectively, for improbable-to-probable modifications of stock compensation awards.
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

Restricted stock units
Unvested, January 31, 2026	3,492,962
Granted in six months ended July 31, 2026	1,067,797
Vested	(1,396,847)
Forfeited	(377,299)
Unvested, July 31, 2026(1)	2,786,613
(1) Includes 3,481 awards granted pursuant to the 2023 Inducement Award Plan.
As of July 31, 2026, there was $46,877 remaining of total unrecognized compensation cost related to these awards. The total unrecognized costs are expected to be recognized over a weighted-average term of 2.47 years.
(d) Stock options
Options granted under the equity award plans have a maximum term of ten years and vested over a period determined by the Board of Directors (generally four years from the date of grant or the commencement of the grantee’s employment with the Company). Options generally vested 25% at the one-year anniversary of the grant date, after which point they generally vested pro rata on a monthly basis.
Stock option activity for the six months ended July 31, 2026 is as follows:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate Intrinsic value
Outstanding, January 31, 2026	660,216	$7.84
Granted in six months ended July 31, 2026	—	$—
Exercised	(18,723)	$7.09
Forfeited and expired	(1,288)	$9.14
Outstanding and expected to vest, July 31, 2026	640,205	$7.86	2.30	$1,995
Exercisable, July 31, 2026	640,205	$7.86	2.30	$1,995
The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s estimated stock price at the time of exercise and the exercise price, multiplied by the number of related in-the-money options) that would have been received by the option holders had they exercised their options at the end of the period. This amount changes based on the market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended July 31, 2026 and 2025 (based on the difference between the Company’s estimated stock price on the exercise date and the respective exercise price, multiplied by the number of options exercised), was $43 and $881, respectively.
As of July 31, 2026 and January 31, 2026, all compensation cost related to stock options issued to employees has been recorded, and there is no unrecognized compensation cost remaining related to stock options issued to employees.
(e) TSR performance-based stock units (“PSUs”)

The Company grants PSUs to certain members of its management team. PSUs vest over approximately three years from the grant date upon satisfaction of both time-based requirements and market targets based on Phreesia's TSR relative to the TSR of each member of the Russell 3000 Index (the "Peer Group"). Depending on the percentage level at which the market-based condition is satisfied, the number of shares vesting could be between 0% and 220% of the number of PSUs originally granted. PSUs granted during the six months ended July 31, 2026 vest in a maximum of 220% of the number of PSUs originally granted. To earn the target number of PSUs (which represents 100% of the number of PSUs granted), the Company must perform at the 60th percentile for awards granted during fiscal 2023 and fiscal 2024 and at the 55th percentile for awards granted during fiscal 2025 and 2026, with the maximum number of PSUs earned if the Company performed at least at the 90th percentile. If Phreesia's TSR for the performance period is negative, the maximum number of PSUs that can be earned will be capped at 100%.
The Company estimated the fair value of the PSUs using a Monte Carlo Simulation model that projected TSR for Phreesia and each member of the Peer Group over the performance period. The Company recognizes the grant date fair value of PSUs as compensation expense over the vesting period.
Market-based PSU activity for the six months ended July 31, 2026 was as follows:

Performance stock units
Outstanding, January 31, 2026	1,348,269
Granted in six months ended July 31, 2026	75,000
Vested	—
Forfeited and expired	—
Outstanding, July 31, 2026	1,423,269
As of July 31, 2026, unrecognized compensation cost for the PSUs was $19,670, to be recognized over a weighted-average remaining vesting period of 1.78 years, subject to the participants' continued employment with the Company.
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
As of July 31, 2026, unrecognized compensation cost related to the ESPP was $223, to be recognized over the next five months.
(g) Liability awards
Each year, the Company provides eligible employees the option to elect to receive all or a portion of their incentive compensation in the form of immediately vested restricted stock units instead of cash. Restricted stock units issued to settle liability awards are covered by the 2019 Plan. Share-settled bonus awards will be settled at a value equal to 115% of the cash bonuses. These share-settled bonus awards vest based on the achievement of the Company’s predefined performance targets. As share-settled bonus awards will be settled in a variable number of shares, the Company classifies share-settled bonus awards as liabilities, within accrued expenses in the accompanying consolidated balance sheets until they are settled in shares and included in stockholders' equity. The Company’s share-settled bonus awards are settled semiannually. During the six months ended July 31, 2026, the Company settled $8,064 of share-settled bonus awards by issuing 881,226 immediately vested RSUs. See (c) Restricted stock units above for additional discussion regarding RSUs.
9. Fair value measurements
The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2026 and indicates the classification of each item within the fair value hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of July 31, 2026
Assets
Money market mutual funds	$33,838	$—	$—	$33,838
Cardholder receivables(1)	—	—	88,938	88,938
Deferred purchase price receivable	—	—	21,453	21,453
Total assets	$33,838	$—	$110,391	$144,229

Liabilities
Foreign currency forward contracts	$—	$278	$—	$278
Due to healthcare providers(2)	—	—	89,471	89,471
Total liabilities	$—	$278	$89,471	$89,749
(1) The aggregate unpaid principal balance of cardholder receivables was $147,304 as of July 31, 2026. The difference between the aggregate fair value and the aggregate unpaid principal balance of cardholder receivables primarily reflects market‑participant assumptions for credit losses (defaults and recoveries), timing of collections, and liquidity/required returns embedded in the discounted cash flow valuation approach.

(2) The aggregate unpaid principal balance of due to healthcare providers was $147,724 as of July 31, 2026. The difference between the aggregate fair value and the aggregate unpaid principal balance of amounts due to healthcare providers primarily reflects market‑participant assumptions, timing of collections, and liquidity/required returns embedded in the discounted cash flow valuation approach similar to the related cardholder receivables.

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

The carrying value of the Company’s accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. As of July 31, 2026, the carrying value of the Company's debt approximated fair value because the interest rates approximated market rates and the related maturities are relatively short-term.

The Company did not have any transfers of assets and liabilities between levels of the fair value measurement hierarchy during the six months ended July 31, 2026.
The Company did not have any nonrecurring fair value measurements as of July 31, 2026 and January 31, 2026.
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
Cardholder receivables
The following table summarizes the activity related to the aggregate fair value of the Company’s cardholder receivables for the six months ended July 31, 2026:

Beginning balance	$86,053
Originations	48,709
Acquisitions-measurement period adjustments	1,335
Sales and settlements	(17,981)
Cash collections	(30,589)
Adjust asset to fair value through earnings	1,411
Ending balance	$88,938
Total gains (losses) recognized in earnings are included in other income, net for the three and six months ended July 31, 2026.
For the three and six months ended July 31, 2026, the Company did not recognize significant gains or losses attributable to changes in instrument‑specific credit risk for cardholder receivables. During the period, credit‑related inputs did not change materially relative to the assumptions as of January 31, 2026, and changes in fair value primarily reflected movements in discount rates and lower expected cash flows associated with decreases in the unfunded cardholder receivables balance. The Company estimates the portion of a period’s fair value change attributable to instrument‑specific credit risk by remeasuring fair value using its discounted cash flow model while holding discount rate assumptions constant and isolating the effect of credit‑specific assumptions.
Deferred purchase price receivable
The following table summarizes the activity related to the aggregate fair value of the Company’s deferred purchase price receivable for the six months ended July 31, 2026:

Beginning balance	$23,425
Additions	9,275
Cash Collections	(8,435)
Adjust asset to fair value through earnings	(2,812)
Ending balance	$21,453
Total gains (losses) recognized in earnings are included in other income, net for the three and six months ended July 31, 2026.
Due to healthcare providers
The following table summarizes the activity related to the aggregate fair value of amounts due to healthcare providers for the six months ended July 31, 2026:

Beginning balance	$83,385
Additions(1)	48,709
Acquisitions-measurement period adjustments	2,523
Cash remittances to healthcare providers	(46,557)
Adjust liability to fair value through earnings	1,411
Ending balance	$89,471
(1) Represents new obligations arising from patient payments or receivable activity before remittance.
Total gains (losses) recognized in earnings are included in other (expense) income, net for the three and six months ended July 31, 2026.
Significant Unobservable Inputs and Sensitivity—Level 3 Measurements
The following tables present the range and weighted‑average of the significant unobservable inputs used in Level 3 fair value measurements:
Cardholder receivables

	July 31, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	14.47%	15.47%	14.97%
Default rate	27.00%	33.00%	30.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.

	January 31, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	14.21%	15.21%	14.71%
Default rate	27.00%	33.00%	30.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.
Deferred purchase price receivable

	July 31, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	7.50%	10.25%	8.88%
Funded monthly repayment rate	4.50%	5.50%	5.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.

	January 31, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	7.25%	10.75%	9.00%
Funded monthly repayment rate	4.50%	5.50%	5.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.
Due to healthcare providers

	July 31, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	14.47%	15.47%	14.97%
Default rate	27.00%	33.00%	30.00%
(1) Weighted-average shown as a representative midpoint within the disclosed range.

	January 31, 2026
Unobservable Input	Minimum	Maximum	Weighted- Average(1)
Discount rate	14.21%	15.21%	14.71%
Default rate	27.00%	33.00%	30.00%
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
During the six months ended July 31, 2026, the Company completed the purchase of certain finance leased assets. Upon purchase, the Company acquired the underlying equipment and derecognized the related right-of-use assets and finance lease liabilities. The difference between the purchase price and the carrying amount of the lease liabilities was recorded as an adjustment to the carrying value of the acquired assets. The purchase was paid in cash.
For office leases and leased equipment, the Company has elected the practical expedient to not separate lease and non-lease components, and as such, the variable lease cost primarily represents variable payments such as common area maintenance, utilities and equipment maintenance.
As of July 31, 2026, for operating leases, the weighted-average remaining lease term was 1.8 years and the weighted-average discount rate is 7.3%. As of July 31, 2026, for finance leases, the weighted-average remaining lease term was 1.0 year, and the weighted-average discount rate is 7.7%.
The components of lease expense for the six months ended July 31, 2026 were as follows:

July 31, 2026
Operating leases:
Operating lease cost	$812
Variable lease cost	—
Total operating lease cost	$812
Finance leases:
Amortization of right-of-use assets	$2,684
Interest on lease liabilities	236
Total finance lease cost	$2,920
Amortization of right-of-use assets for finance leases is included within depreciation expense on the Company's consolidated statements of operations.

The following represents a schedule of maturing lease commitments for operating and finance leases as of July 31, 2026:

	July 31, 2026
	Operating	Finance
Maturity of lease liabilities
2027 (remaining six months)	$448	$2,583
Fiscal year ending January 31,
2028	793	2,169
2029	292	—
2030	—	—
2031	—	—
Thereafter	—	—
Total future minimum lease payments	$1,533	$4,752
Less: interest	(32)	(188)
Present value of lease liabilities	$1,501	$4,564
Other supplemental cash flow information for the six months ended July 31, 2026 was as follows:

July 31, 2026
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used for operating leases	$870
Operating cash used for finance leases	$237
Financing cash used for finance leases	$2,868
For the three and six months ended July 31, 2026 there were no right-of-use assets obtained in exchange for lease liabilities.
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
During the three and six months ended July 31, 2026, the Company recognized $1,712 and $3,786, respectively, in subscription and related services revenue related to the leasing of PhreesiaPads and Arrivals Kiosks.
Future lease payments receivable under operating leases were immaterial as of July 31, 2026, except for those with terms of one year or less.
During the three and six months ended July 31, 2026, the Company recognized immaterial sublease income associated with AccessOne’s subleased office space, which remains in place through the term of the head lease ending June 30, 2028.
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
The Company expects to continue to incur legal and professional services expenses associated with this litigation in future periods. The Company will recognize these expenses as services are received, net of probable insurance recoveries. The Company and the plaintiffs engaged in a mediation, and on March 2, 2026, the plaintiffs filed an amended motion for preliminary approval of a settlement with the court. A hearing was held on the motion on May 6, 2026, at which the court directed the parties to submit revised papers in response to the court’s suggestions, which papers were submitted to the court on June 3, 2026. On July 27, 2026, the court entered an order granting preliminary approval of the settlement. The settlement provides for a non-reversionary common settlement fund of $4,950, from which class member benefits, settlement administration costs, and any court-approved attorneys' fees, costs, and service awards will be paid. The settlement remains subject to final court approval, and a final approval hearing is scheduled for November 17, 2026. The Company has recorded a loss contingency liability of $4,950 for the above litigation as of July 31, 2026. Additionally, the Company has recorded an insurance receivable of $4,950 as of July 31, 2026 for the amount to be recovered by insurance.
On May 13, 2026, a purported stockholder of the Company filed a putative securities class action complaint, Theodoulou v. Phreesia, Inc., et al., No. 1:26-cv-00556 (the “Theodoulou Case”), in the United States District Court for the District of Delaware against the Company and certain of its officers (collectively, the “Defendants”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising from certain public statements regarding the Company’s business and financial outlook and seeks unspecified damages and other relief. On July 13, 2026, another purported stockholder of the Company filed a putative securities class action complaint, Retirement System for the General Employees of the Utility Board of the City of Key West v. Phreesia, Inc., et al., No. 1:26-cv-00846 (the “Key West Case”), against the Defendants in the same court, alleging substantially similar claims. On the same date, motions for consolidation of the Theodoulou Case and the Key West Case, and for appointment of lead plaintiff, were filed and remain pending. At this time, the Company cannot reasonably estimate the possible loss or range of loss, if any, associated with this matter.
(c) Other contractual commitments

Other contractual commitments consist primarily of non-cancelable purchase commitments to support the Company’s technology infrastructure as well as commitments related to its acquisition.
During the six months ended July 31, 2026, there were no significant changes in the Company's material cash requirements as compared to the material cash requirements from known contractual and other obligations described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 31, 2026.
12. Income taxes
The income tax provision is calculated for an interim period by distinguishing between elements recognized in the income tax provision through applying an estimated annual effective tax rate to a measure of year-to-date operating results referred to as “ordinary income (or loss),” and discretely recognizing specific events referred to as “discrete items” as they occur. For the three and six months ended July 31, 2026, the Company recorded tax expense of $1,321 and $3,081, respectively, compared to a tax benefit of $1,217 and $482, respectively, for the corresponding periods in the prior year. The Company’s tax expense was 38.7% and 12.9% of income (loss) before income taxes for the six months ended July 31, 2026 and 2025, respectively. The Company's effective tax rate differs from the U.S. statutory tax rate of 21% primarily because the Company records a valuation allowance against its U.S. deferred tax assets, and due to foreign income tax expense related to its Canadian branch and its subsidiary in India before considering discrete items.
During the three and six months ended July 31, 2026, the Company recorded discrete tax expense of $1,254 and $1,936, respectively, related to AccessOne acquisition related measurement period adjustments, employee stock compensation shortfall and prior year return to provision adjustments. The most significant discrete item is related to AccessOne measurement period adjustments of $469 and $1,020, respectively, for the three and six months ended July 31, 2026. The year-on-year change in effective tax rate is primarily a result of the US operations turning from loss to profit during the year-to-date reporting period combined with the discrete items mentioned above.
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence pertaining to the realizability of its deferred tax assets, including the Company’s history of losses, and concluded that there is uncertainty regarding the ability to realize the benefit of its U.S. deferred tax assets primarily relating to net operating loss carryforwards. On the basis of this evaluation, the Company has recorded a valuation allowance against its deferred tax assets that are not more likely than not to be realized at both July 31, 2026 and January 31, 2026.

13. Net income (loss) per share attributable to common stockholders
(a) Net income (loss) per share attributable to common stockholders
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Basic net income (loss) per share
Numerator:
Net income (loss)	$1,918	$654	$4,881	$(3,260)
Denominator:
Weighted-average shares of common stock outstanding, basic	61,878,316	59,591,545	61,419,374	59,261,722
Basic net income (loss) per share attributable to common stockholders:	$0.03	$0.01	$0.08	$(0.06)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$1,918	$654	$4,881	$(3,260)
Denominator:
Number of shares used for basic net income (loss) per computation	61,878,316	59,591,545	61,419,374	59,261,722
RSUs	235,742	763,941	264,400	—
Stock options	153,307	625,292	175,129	—
PSUs	—	575,071	—	—
Liability awards	132,399	92,500	369,147	—
ESPP	63,685	37,462	31,842	—
Weighted-average shares of common stock outstanding, diluted	62,463,449	61,685,811	62,259,892	59,261,722
Diluted net income (loss) per share attributable to common stockholders:	$0.03	$0.01	$0.08	$(0.06)
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

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Stock options to purchase common stock, restricted stock units and performance stock awards	2,579,566	876,566	3,303,548	5,930,619
Employee stock purchase plan	75,141	54,373	122,273	52,147
Total	2,654,707	930,939	3,425,821	5,982,766
14. Related party transactions
For the three months ended July 31, 2026 and 2025, the Company recognized revenue totaling $380 and $273, respectively, for advertisements placed by a pharmaceutical company. For the six months ended July 31, 2026 and 2025, the Company recognized revenue totaling $699 and $461, respectively, for advertisements placed by the same pharmaceutical company. One of the Company's independent members of its board of directors serves on the board of directors for this pharmaceutical company. As of July 31, 2026 and January 31, 2026, accounts receivable from the pharmaceutical company totaled $380 and $450, respectively.
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

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Revenue	$129,458	$117,255	$260,393	$233,191

Labor costs (1)	42,880	47,198	89,358	97,190
Payment solutions expense	23,914	20,243	49,589	41,671
Third-party non-labor operating expenses	29,744	27,682	58,052	51,382
Stock-based compensation	11,875	16,230	25,429	33,455
Other segment items	19,127	5,248	33,084	12,753
Segment net income (loss)	$1,918	$654	4,881	(3,260)

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—	—	—
Consolidated net income (loss)	$1,918	$654	$4,881	$(3,260)
(1) Excludes stock-based compensation expense which is presented separately
Other segment items include depreciation and amortization, interest expense, interest income, income tax expense, loss on extinguishment of debt, other income, net and other items affecting comparability.
The total segment assets for the Technology solutions segment are equal to the total assets presented on the accompanying consolidated balance sheets. The following table presents other quantitative segment disclosures for the three and six months ended July 31, 2026 and 2025, respectively.

	Three months ended July 31,		Six months ended July 31,
	2026	2025	2026	2025
Depreciation and amortization	$9,995	$7,409	$19,949	$14,287
Interest expense	$(1,729)	$(391)	$(4,028)	$(826)
Interest income	$248	$999	$545	$1,204
Loss on extinguishment of debt	$—	$—	$(17)	$—
Income tax expense	$(1,321)	$1,217	$(3,081)	$482
Expenditures for long-lived assets	$6,378	$6,321	$11,400	$13,376
16. Derivative instruments and hedging activities
Cash Flow Hedges
During the six months ended July 31, 2026, the Company entered into a foreign currency forward contract to buy Canadian Dollars in exchange for U.S. Dollars in order to hedge the functional currency equivalent cash flows related to the Company’s Canadian Dollar denominated payroll payments. The Company does not hold any derivatives for trading or speculative purposes.
As of July 31, 2026, the notional value of the foreign currency forward contract that the Company held to buy Canadian Dollars in exchange for U.S. Dollars totaled 25,300 Canadian Dollars, including a notional value of 22,770 Canadian Dollars designated as a foreign currency cash flow hedge and a notional value of 2,530 not designated as a foreign currency cash flow hedge.
The fair values of outstanding derivative foreign currency forward contracts was as follows:

	Consolidated balance sheet location	July 31, 2026	January 31, 2026
Foreign currency cash flow hedges	Accrued expenses	$251	$133
Non-designated hedges	Accrued expenses	27	14
The effect of derivative instruments on the Company’s consolidated statements of operations were as follows:

	Consolidated statements of operations location	Three months ended July 31,		Six months ended July 31,
		2026	2025	2026	2025
Foreign currency cash flow hedges	Expenses	$124	$(159)	$51	$(139)
Foreign currency cash flow hedges	Income tax (expense) benefit	—	—	—	—
Non-designated hedges	Other (expense) income, net	(18)	(14)	(42)	236
Pre-tax gains (losses) associated with cash flow hedges were as follows:

	Consolidated statements of operations and Statements of comprehensive income (loss) locations	Three months ended July 31,		Six months ended July 31,
		2026	2025	2026	2025
(Loss) gain recognized in accumulated other comprehensive loss into income (included in assessment of effectiveness)	Unrealized (loss) gain on cash flow hedge	$(161)	$(40)	$(169)	$347
Gains reclassified from accumulated other comprehensive loss into income (effective portion)	Expenses	124	(159)	51	(139)
Tax effect reclassified from accumulated other comprehensive loss into income (effective portion)	Income tax expense	—	—	—	—
As of July 31, 2026, the foreign currency forward contract had a maturity of less than 6 months. As of July 31, 2026, the Company estimates that the entire $251 of the net loss recorded in accumulated other comprehensive loss related to its foreign currency cash flow hedge will be reclassified into income within the next 12 months.
See Note 9 - Fair value measurements for additional disclosures for derivatives and hedging.
17. Acquisition
During the fourth quarter of fiscal 2026, on the Closing Date, the Company completed the acquisition of 100% of the outstanding equity of AccessOne Parent Holdings, Inc. The AccessOne Acquisition was accounted for as a business combination.
During the six months ended July 31, 2026, the Company recorded measurement‑period adjustments related to the AccessOne Acquisition. The measurement period adjustments resulted in a $1,335 increase in cardholder receivables, a $2,522 increase in short-term due to healthcare providers, a $1,335 increase in long-term deferred revenue, a $1,119 decrease in deferred tax liabilities, and a $1,404 increase in goodwill. The measurement period adjustments reflect the measurement period regarding facts and circumstances that existed as of the Closing Date.
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

Six months ended July 31, 2025
Revenue	$256,453
Net loss	$(3,817)
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
In connection with the Amendment, Phreesia, AccessOne Holdings, Inc. (“AccessOne Holdings”) and PNC Bank entered into an Amended and Restated Performance Guaranty (the “Guaranty”), pursuant to which Phreesia became a joint and several co-guarantor of AccessOne MedCard’s obligations under certain transaction documents. The Guaranty covers the due and punctual performance and observance by AccessOne MedCard of its obligations under the transaction documents, including obligations to pay indemnities, dilution adjustments and repurchase obligations. Each Performance Guarantor’s obligations under the Guaranty are joint and several, absolute, unconditional and irrevocable. The Guaranty also includes broad indemnification obligations pursuant to which the Performance Guarantors, jointly and severally, indemnify and hold harmless each Secured Party and related parties from and against damages, losses, claims, liabilities and related costs and expenses. The Guaranty expressly provides that it is not a guarantee of the collection of any pool receivables and that Phreesia and AccessOne Holdings are not responsible for any non-payment or delay in the payment of any pool receivables solely due to the insolvency, bankruptcy, lack of creditworthiness or other financial inability to pay of the related obligor or provider. The Guaranty amends and restates the original performance guaranty entered into by AccessOne Holdings, in favor of PNC and for the benefit of PNC and the other purchaser parties under the Receivables Purchase Agreement (the “Original Performance Guaranty”) in its entirety, and upon effectiveness of the Guaranty, the terms of the Original Performance Guaranty were superseded, subject to AccessOne Holdings’ continuing liability for guaranteed obligations outstanding under the Original Performance Guaranty and the continuation of rights, remedies and payment provisions under the Original Performance Guaranty as provided in the Guaranty.
The Company had no transfers under the Receivables Purchase Agreement accounted for as secured borrowings for the three and six months ended July 31, 2026. Cardholder receivables are originated by AccessOne MedCard and then entire receivables are sold to AccessOne Funding, a special‑purpose entity, for an amount equal to their face value. In accordance with the Receivables Purchase Agreement, AccessOne Funding sells entire cardholder receivables to PNC, an unaffiliated financial institution, for an initial cash purchase price (equal to the nominal amount of such receivables) and the right to receive a deferred purchase price, pursuant to the Securitization Program. Transfers that meet the sale criteria under ASC 860, Transfers and Servicing are accounted for as sales, and the related receivables are derecognized, as the assets are legally isolated, PNC has the ability to pledge or exchange the assets, and the Company does not maintain effective control.
During the three and six months ended July 31, 2026, the Company sold cardholder receivables with an aggregate face value of $6,795 and $17,981, respectively, to PNC pursuant to the Securitization Program. The Company received cash proceeds and the right to receive deferred purchase price as consideration for the transferred receivables.

The Receivables Purchase Agreement includes customary credit enhancement features, including a retained deferred purchase price and a reserve cash account. The Receivables Purchase Agreement requires a reserve cash account equal to 1.0% of outstanding securitized cardholder receivables. Restricted cash related to the Receivables Purchase Agreement totaled $1,691 and $1,691 as of July 31, 2026 and January 31, 2026, respectively. As of July 31, 2026, restricted cash related to the Securitization Program was classified within other long-term assets. The reclassification of restricted cash from current to non-current assets reflects the extension of the scheduled termination date of the Receivables Purchase Agreement from May 4, 2026 to April 30, 2029 pursuant to the Amendment. The deferred purchase price is a beneficial interest representing a right to receive certain cash flows from receivables sold to PNC. The Company receives cash and a deferred purchase price as consideration for derecognized receivables. The deferred purchase price functions as a credit enhancement and is settled from collections on the securitized cardholder receivables by the Company. Repayment of the deferred purchase price is conditional on the performance of the securitized cardholder receivables. Continuing involvement with transferred assets consists primarily of servicing activities and the deferred purchase price. Cash flows on the deferred purchase price are affected by the performance of the securitized receivables. The Company’s maximum exposure to loss related to transferred financial assets is equal to the $21,453 carrying amount of its deferred purchase price receivable as of July 31, 2026, as collections on the sold receivables are expected to be sufficient to repay senior interest holders in the securitization. The Company does not provide liquidity facilities, guarantees or other support beyond customary servicing obligations and the Performance Guaranty.
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
Assets and liabilities of AccessOne Funding are included in the Company’s consolidated financial statements based on their nature within the respective line items. As of July 31, 2026, AccessOne Funding’s assets primarily consisted of deferred purchase price receivable of $21,453 and other long-term assets for restricted cash of $1,691. As of January 31, 2026, AccessOne Funding’s assets primarily consisted of deferred purchase price receivable of $23,425 and restricted cash of $1,691. As of July 31, 2026 and January 31, 2026, AccessOne Funding did not have any significant liabilities. AccessOne Funding’s assets are restricted and may be used only to settle obligations of AccessOne Funding. The Company’s exposure to AccessOne Funding’s variability primarily relates to the fair value of the retained deferred purchase price beneficial interest. The Company’s involvement with AccessOne Funding affects results of operations primarily through changes in the fair value of the deferred purchase price receivable, which are recorded in other income, net in the consolidated statements of operations. Cash flows related to AccessOne Funding consist primarily of collections applied to the deferred purchase price receivable.
The Company’s exposure to variability is not expected to extend beyond the fair value of these arrangements. During the three and six months ended July 31, 2026, there were no material changes in the Company’s risk exposure related to AccessOne Funding. AccessOne Funding’s creditors and interest holders have no recourse to the Company beyond these arrangements.
The Company evaluated interests in other legal entities and concluded that no other VIEs require consolidation. The Company did not have significant variable interests in unconsolidated VIEs as of July 31, 2026 and 2025.

(c) Covenants
The Receivables Purchase Agreement contains certain customary affirmative and negative covenants, reserve requirements, and termination events.
Additionally, as of July 31, 2026, the Company was required under the Receivables Purchase Agreement to maintain minimum liquidity of $50,000 calculated based on unrestricted cash, cash equivalents and availability under its securitization facilities. The Company was in compliance with all related covenants as of July 31, 2026.
19. Restructuring
Fiscal 2027 Restructuring Plan
On May 7, 2026, the Company implemented a restructuring plan (the “Plan”) intended to reduce operating expenses and better align the cost structure with current business priorities. The Plan includes the elimination of approximately 220 positions, approximately half of which are contractor roles. The Company expects to incur approximately $10,000 of restructuring charges in connection with the Plan, substantially all of which are expected to consist of employee transition costs, severance payments and related employee benefits, and taxes. The Company expects the Plan to be substantially completed during fiscal year 2027.
The Company expects the total restructuring charges in connection with the Plan to be recognized within the following operating expense categories:

Expected Total Charges
Cost of revenue (excluding depreciation and amortization)	$1,000
Sales and marketing	3,500
Research and development	4,500
General and administrative	1,000
Total expected restructuring costs	$10,000
Cash payments associated with employee severance and related benefits under the Plan are expected to occur primarily during fiscal year 2027.
During the six months ended July 31, 2026, the Company incurred total charges of $2,752 in connection with the Plan for employee transition, severance payments, employee benefits and taxes.

The following table summarizes the activity in the Company's restructuring liability related to the Plan:

Employee-Related Costs
Restructuring liability as of January 31, 2026	$—
Charges	2,752
Payments	(1,365)
Restructuring liability as of July 31, 2026	$1,387

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 31, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Special Note Regarding Forward-Looking Statements”: sections of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends January 31. References to fiscal 2027 and 2026 refer to the fiscal years ending January 31, 2027 and 2026, respectively. When we use the terms “we,” “us,” “our,” “Phreesia,” the “Company” or similar words in this report, we are referring to, as the context may require, (i) for periods prior to November 12, 2025, Phreesia, Inc., a Delaware corporation, together with its subsidiaries Access eForms, LLC, a Texas limited liability company; ConnectOnCall.com, LLC, a New York limited liability company; Insignia Health, LLC, an Oregon limited liability company; MediFind, Inc., a Delaware corporation; Phreesia International LLC, a Delaware limited liability company; and Phreesia India Private Limited, an India private limited company and (ii) for periods on or after November 12, 2025, this also includes AccessOne Parent Holdings, Inc., a Delaware corporation, and its subsidiaries (“AccessOne”).
Financial Highlights
•Total revenue increased 10% to $129.5 million in the three months ended July 31, 2026, as compared to $117.3 million in the three months ended July 31, 2025.
•Total revenue increased 12% to $260.4 million in the six months ended July 31, 2026, as compared to $233.2 million in the six months ended July 31, 2025.
•Net income was $1.9 million in the three months ended July 31, 2026, as compared to net income of $0.7 million in the three months ended July 31, 2025.
•Net income was $4.9 million in the six months ended July 31, 2026, as compared to a net loss of $3.3 million in the six months ended July 31, 2025.
•Adjusted EBITDA was $32.9 million in the three months ended July 31, 2026, as compared to $22.1 million in the three months ended July 31, 2025.
•Adjusted EBITDA was $63.4 million in the six months ended July 31, 2026, as compared to $42.9 million in the six months ended July 31, 2025.
•Net cash provided by operating activities was $18.3 million for the three months ended July 31, 2026, as compared to $14.8 million for the three months ended July 31, 2025.
•Net cash provided by operating activities was $42.3 million for the six months ended July 31, 2026, as compared to $29.7 million for the six months ended July 31, 2025.
•Free cash flow was $13.8 million for the three months ended July 31, 2026, as compared to $9.6 million for the three months ended July 31, 2025.
•Free cash flow was $30.2 million for the six months ended July 31, 2026, as compared to $17.1 million for the six months ended July 31, 2025.
•Cash, cash equivalents and restricted cash as of July 31, 2026 was $74.6 million, an increase of $0.8 million as compared to January 31, 2026. As of July 31, 2026, cash, cash equivalents and restricted cash included $1.7 million of long-term restricted cash classified within other long-term assets.

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
On May 7, 2026, we implemented a restructuring plan intended to reduce operating expenses and better align our cost structure with our current business priorities. The plan includes the elimination of approximately 220 positions, approximately half of which are contractor roles. We incurred $2.8 million of charges in connection with the restructuring plan during the three months ended July 31, 2026. We expect to incur approximately $10 million of expenses in connection with the plan during fiscal year 2027, substantially all of which are expected to consist of employee transition costs, severance payments and related employee benefits, and taxes. We expect the plan to result in meaningful run-rate cost savings.

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

	Three months ended July 31,		Six months ended July 31,
(Unaudited)	2026	2025	2026	2025
Average number of healthcare services clients ("AHSCs")	4,744	4,467	4,726	4,439
Total revenue per AHSC	$27,289	$26,249	$55,098	$52,532
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
•Total revenue per AHSC. We define total revenue per AHSC as total revenue in a given period divided by the number of AHSCs during that same period. Our healthcare services clients directly generate subscription and related services and payment solutions revenue. Additionally, our relationships with healthcare services clients who subscribe to our solutions give us the opportunity to engage with life sciences companies, government entities, patient advocacy, public interest and not-for-profit and other organizations who deliver direct communication to patients through our solutions. As a result, we believe that our ability to increase total revenue per AHSC provides useful information to investors as an indicator of the long-term value of our solutions. Total revenue per AHSC was $27,289 for the three months ended July 31, 2026 compared to $26,249 for the same period in the prior year, an increase of 4%. The increase was primarily driven by network solutions revenue growth that outpaced AHSC growth.

Additional Information

	Three months ended		Six months ended
(Unaudited)	July 31, 2026	January 31, 2026(1)	July 31, 2026	January 31, 2026(1)
Total managed payments (in billions)	$1.626	$1.560	$3.412	$3.194
Payment solutions revenue rate	2.4%	2.3%	2.4%	2.0%
(1) The AccessOne Acquisition was completed on November 12, 2025. Reflects inclusion of the business operations of AccessOne from November 12, 2025 to January 31, 2026 and therefore the payment solutions revenue rate for the three and six months ended January 31, 2026 is not indicative of AccessOne’s full performance for the periods presented.

Total managed payments and payment solutions revenue rate were introduced in the first quarter of fiscal 2027. We believe these metrics will enable investors to better evaluate the performance of our payment solutions business following the AccessOne Acquisition during the fourth quarter of fiscal 2026, which introduced new revenue-generating activities. These metrics have replaced patient payment volume and payment facilitator volume percentage, which reflected only the legacy Phreesia payment processing business1. Total managed payments reflects both the transactional activity we facilitate and the financing solutions we provide to healthcare organizations and patients. These metrics provide a clear and consistent framework for understanding how payment activity translates into revenue, enabling investors to more effectively assess the growth, performance and overall value of our payment solutions business.

•Total managed payments. We define total managed payments as the sum of (i) our legacy patient payment volume, measured as the total dollar volume of transactions between our healthcare services clients and their patients utilizing our payment platform, including via credit and debit cards that we process as a payment facilitator, as well as cash and check payments and credit and debit transactions for which we act as a gateway to other payment processors; and (ii) the average month-end outstanding balance of our managed portfolio of cardholder receivables, calculated as the average of all month-end balances during the applicable period. We believe total managed payments are a useful indicator of the scale and health of our payments ecosystem, reflecting both the volume of transactions we facilitate and the size of the receivables portfolio we service. Total managed payments are one of the primary drivers of our total payments revenue.

•Payment solutions revenue rate. We define our payment solutions revenue rate as total payment solutions revenue divided by total managed payments for a given period. This rate reflects the combined monetization of both our payment processing and patient financing activities into a single, unified rate. We believe this metric provides a useful lens into the efficiency and stability of our revenue model over time, enabling investors to better understand how changes in volume and portfolio size translate into revenue and to more easily evaluate the underlying performance and scalability of our payment solutions business. Because total managed payments includes both transaction volume and average receivables balances, payment solutions revenue rate should not be interpreted as a processing take rate, interest yield or margin.
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
1 For periods prior to the three months ended April 30, 2026, we presented (i) patient payment volume (measured as the total dollar volume of transactions between our healthcare services clients and their patients utilizing our payment platform, including via credit and debit cards that we process as a payment facilitator as well as cash and check payments and credit and debit transactions for which we act as a gateway to other payment processors) and (ii) payment facilitator volume percentage (defined as the volume of credit and debit card patient payments that we process as a payment facilitator as a percentage of total patient payment volume).

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
◦Financing fees primarily consist of finance charges earned on cardholder receivables and fees for servicing cardholder receivables. Finance charges include interest, late fees and other service charges assessed on patient accounts. Servicing fees are assessed based on payment balances collected.
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
We have increased, and expect to continue to increase, our investment in AI-related research and development as we integrate AI capabilities into our platform, including our AI-based smart answering solution and AI-enabled scheduling and referral management workflows. The rapid adoption of AI across the healthcare IT industry is a trend we believe is reasonably likely to affect both the demand for our solutions and the level of investment required to maintain our competitive position. We are actively developing and deploying AI-enabled features to enhance our platform; however, the pace of AI innovation across the industry may require us to accelerate these investments, which could increase our research and development expenses as a percentage of revenue in future periods.
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
Income tax expense
Based upon our cumulative pre-tax losses in recent years and available evidence, we have determined that it is more likely than not that the majority of all of our U.S. deferred tax assets as of July 31, 2026 will not be realized in the near term. Consequently, we have established a valuation allowance against our deferred tax assets that are not more likely than not to be realized. In periods when we conclude we will have future taxable income sufficient to realize the deferred tax assets, we reduce the valuation allowance. Income tax expense also includes U.S. state and local income taxes and foreign income taxes. We record unrecognized tax benefits as liabilities or as reductions to deferred tax assets and adjust these balances when our judgment changes as a result of the evaluation of new information previously not available.
Comparison of results of operations for the three and six months ended July 31, 2026 and 2025
(unaudited)
Revenue

	Three months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Subscription and related services	$52,695	$53,702	$(1,007)	(2)%
Payment solutions	38,489	28,392	10,097	36%
Network solutions	38,274	35,161	3,113	9%
Total revenue	$129,458	$117,255	$12,203	10%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations decreased $1.0 million to $52.7 million for the three months ended July 31, 2026, as compared to $53.7 million for the three months ended July 31, 2025, primarily due to one-time adjustments for non-recurring fees and a decline in one-time revenue recognition from license delivery.
•Payment solutions. Our payment solutions revenue increased $10.1 million to $38.5 million for the three months ended July 31, 2026, as compared to $28.4 million for the three months ended July 31, 2025, due to revenue contributed by AccessOne during the three months ended July 31, 2026, as well as the addition of new healthcare services clients, which drove increases in patient visits and patient payments processed through our platform.
•Network solutions. Our revenue from life sciences clients and other organizations increased $3.1 million to $38.3 million for the three months ended July 31, 2026, as compared to $35.2 million for the three months ended July 31, 2025, due to an increase in engagement, education programs and deeper patient outreach among the existing programs.

	Six months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Subscription and related services	$105,416	$108,057	$(2,641)	(2)%
Payment solutions	80,430	58,317	22,113	38%
Network solutions	74,547	66,817	7,730	12%
Total revenue	$260,393	$233,191	$27,202	12%
•Subscription and related services. Our subscription and related services revenue from healthcare services organizations decreased $2.6 million to $105.4 million for the six months ended July 31, 2026, as compared to $108.1 million for the six months ended July 31, 2025, primarily due to one-time adjustments for non-recurring fees and a decline in one-time revenue recognition from license delivery.
•Payment solutions. Our payment solutions revenue increased $22.1 million to $80.4 million for the six months ended July 31, 2026, as compared to $58.3 million for the six months ended July 31, 2025, due to revenue contributed by AccessOne during the six months ended July 31, 2026, as well as the addition of new healthcare services clients, which drove increases in patient visits and patient payments processed through our platform.
•Network solutions. Our revenue from life sciences clients and other organizations increased $7.7 million to $74.5 million for the six months ended July 31, 2026, as compared to $66.8 million for the six months ended July 31, 2025, due to an increase in engagement, education programs and deeper patient outreach among the existing programs.

Cost of revenue (excluding depreciation and amortization)

	Three months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$19,271	$17,398	$1,873	11%
Cost of revenue (excluding depreciation and amortization) increased $1.9 million to $19.3 million for the three months ended July 31, 2026, as compared to $17.4 million for the three months ended July 31, 2025. The increase resulted primarily from a $1.8 million increase in other third-party costs, as well as additional cost of revenue (excluding depreciation and amortization) recognized for AccessOne, and a $0.1 million increase in labor costs.
Stock compensation incurred related to cost of revenue was $0.5 million and $0.9 million for the three months ended July 31, 2026 and 2025, respectively.

	Six months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Cost of revenue (excluding depreciation and amortization)	$36,930	$34,035	$2,895	9%
Cost of revenue (excluding depreciation and amortization) increased $2.9 million to $36.9 million for the six months ended July 31, 2026, as compared to $34.0 million for the six months ended July 31, 2025. The increase resulted primarily from a $3.3 million increase in other third-party costs, as well as additional cost of revenue (excluding depreciation and amortization) recognized for AccessOne, partially offset by a $0.4 million decrease in labor costs.
Stock compensation incurred related to cost of revenue was $1.1 million and $2.0 million for the six months ended July 31, 2026 and 2025, respectively.
Payment solutions expense

	Three months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Payment solutions expense	$23,914	$20,243	$3,671	18%
Payment solutions expense increased $3.7 million to $23.9 million for the three months ended July 31, 2026, as compared to $20.2 million for the three months ended July 31, 2025. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year, as well as additional payment solutions expense recognized for AccessOne.

	Six months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Payment solutions expense	$49,589	$41,671	$7,918	19%
Payment solutions expense increased $7.9 million to $49.6 million for the six months ended July 31, 2026, as compared to $41.7 million for the six months ended July 31, 2025. The increase resulted primarily from the increase in payment processing fees revenue and patient payments processed through our solutions, each driven by an increase in patient visits over the prior year, as well as additional payment solutions expense recognized for AccessOne.
Sales and marketing

	Three months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$24,587	$25,396	$(809)	(3)%
Sales and marketing expense decreased $0.8 million to $24.6 million for the three months ended July 31, 2026, as compared to $25.4 million for the three months ended July 31, 2025. The decrease resulted primarily from a $0.9 million decrease in labor costs, partially offset by a $0.1 million increase in other third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $3.8 million and $4.7 million for the three months ended July 31, 2026 and 2025, respectively.

	Six months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Sales and marketing	$48,796	$51,439	$(2,643)	(5)%
Sales and marketing expense decreased $2.6 million to $48.8 million for the six months ended July 31, 2026, as compared to $51.4 million for the six months ended July 31, 2025. The decrease resulted primarily from a $3.1 million decrease in labor costs, partially offset by a $0.4 million increase in other third-party sales and marketing costs.
Stock compensation incurred related to sales and marketing expense was $7.7 million and $9.9 million for the six months ended July 31, 2026 and 2025, respectively.
Research and development

	Three months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Research and development	$27,571	$29,274	$(1,703)	(6)%
Research and development expense decreased $1.7 million to $27.6 million for the three months ended July 31, 2026, as compared to $29.3 million for the three months ended July 31, 2025. The decrease resulted primarily from a $6.3 million decrease in labor costs, partially offset by a $2.0 million increase in restructuring-related costs, a $1.5 million increase in other third-party research and development costs and a $1.1 million increase in software costs.
Stock compensation incurred related to research and development expense was $2.2 million and $4.2 million for the three months ended July 31, 2026 and 2025, respectively.

	Six months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Research and development	$55,899	$61,103	$(5,204)	(9)%
Research and development expense decreased $5.2 million to $55.9 million for the six months ended July 31, 2026, as compared to $61.1 million for the six months ended July 31, 2025. The decrease resulted primarily from a $9.5 million decrease in labor costs, partially offset by a a $2.0 million increase in restructuring-related costs, a $1.6 million increase in software costs and a $0.7 million increase in other third-party research and development costs.
Stock compensation incurred related to research and development expense was $5.8 million and $8.6 million for the six months ended July 31, 2026 and 2025, respectively.
General and administrative

	Three months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
General and administrative	$16,512	$19,042	$(2,530)	(13)%
General and administrative expense decreased $2.5 million to $16.5 million for the three months ended July 31, 2026, as compared to $19.0 million for the three months ended July 31, 2025. The decrease primarily resulted from a $2.2 million decrease in other third-party costs and a $1.0 million decrease in labor costs, partially offset by a $0.7 million increase in acquisition-related costs.
Stock compensation incurred related to general and administrative expense was $5.4 million and $6.4 million for the three months ended July 31, 2026 and 2025, respectively.

	Six months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
General and administrative	$34,873	$35,450	$(577)	(2)%
General and administrative expense decreased $0.6 million to $34.9 million for the six months ended July 31, 2026, as compared to $35.5 million for the six months ended July 31, 2025. The decrease primarily resulted from a $2.7 million decrease in labor costs and a $1.2 million increase in other third-party costs, partially offset by a $0.9 million increase in acquisition-related costs.
Stock compensation incurred related to general and administrative expense was $10.9 million and $12.9 million for the six months ended July 31, 2026 and 2025, respectively.
Depreciation

	Three months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Depreciation	$3,340	$3,279	$61	2%
Depreciation expense increased by less than $0.1 million to $3.3 million for the three months ended July 31, 2026, as compared to $3.3 million for the three months ended July 31, 2025. The increase was primarily attributable to higher computer equipment depreciation.

	Six months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Depreciation	$6,711	$6,265	$446	7%
Depreciation expense increased $0.4 million to $6.7 million for the six months ended July 31, 2026, as compared to $6.3 million for the six months ended July 31, 2025. The increase was primarily attributable to higher computer equipment depreciation.
Amortization

	Three months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Amortization	$6,655	$4,130	$2,525	61%
Amortization expense increased $2.5 million to $6.7 million for the three months ended July 31, 2026 as compared to $4.1 million for the three months ended July 31, 2025. The increase was primarily driven by amortization of intangible assets acquired in connection with the AccessOne Acquisition as well as higher amortization of capitalized internal-use software development costs.

	Six months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Amortization	$13,238	$8,022	$5,216	65%
Amortization expense increased $5.2 million to $13.2 million for the six months ended July 31, 2026 as compared to $8.0 million for the six months ended July 31, 2025. The increase was primarily driven by amortization of intangible assets acquired in connection with the AccessOne Acquisition as well as higher amortization of capitalized internal-use software development costs.
Other (expense) income, net

	Three months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Other (expense) income, net	$(2,888)	$336	$(3,224)	(960)%

Other (expense) income, net was expense of $2.9 million for the three months ended July 31, 2026 as compared to income of $0.3 million for the three months ended July 31, 2025. The increase in other expense was driven primarily by $2.8 million of unrealized losses on the fair value of financial instruments. Other (expense) income, net is comprised primarily of other miscellaneous (expense) income, loss on the fair value of financial instruments and foreign exchange gains and losses due to changes in rates.

	Six months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Other (expense) income, net	$(2,895)	$674	$(3,569)	(530)%
Other (expense) income, net was expense of $2.9 million for the six months ended July 31, 2026 as compared to income of $0.7 million for the six months ended July 31, 2025. The increase in other expense was driven primarily by $2.8 million of unrealized losses on the fair value of financial instruments. Other (expense) income, net is comprised primarily of other miscellaneous (expense) income, loss on the fair value of financial instruments and foreign exchange gains and losses due to changes in rates.
Interest expense

	Three months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Interest expense	$(1,729)	$(391)	$(1,338)	342%
Interest expense was $1.7 million for the three months ended July 31, 2026, as compared to $0.4 million for the three months ended July 31, 2025. The increase is primarily attributable to interest expense recorded in connection with the New Capital One Credit Facility during the three months ended July 31, 2026.

	Six months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Interest expense	$(4,028)	$(826)	$(3,202)	388%
Interest expense was $4.0 million for the six months ended July 31, 2026, as compared to $0.8 million for the six months ended July 31, 2025. The increase is primarily attributable to interest expense recorded in connection with the Bridge Loan and New Capital One Credit Facility during the six months ended July 31, 2026.
Interest income

	Three months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Interest income	$248	$999	$(751)	(75)%
Interest income was $0.2 million for the three months ended July 31, 2026, as compared to $1.0 million for the three months ended July 31, 2025. The decrease is primarily attributable to lower interest income earned from our cash and cash equivalent balances.

	Six months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Interest income	$545	$1,204	$(659)	(55)%
Interest income was $0.5 million for the six months ended July 31, 2026, as compared to $1.2 million for the six months ended July 31, 2025. The decrease is primarily attributable to lower interest income earned from our cash and cash equivalent balances.

Income tax (expense) benefit

	Three months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Income tax (expense) benefit	$(1,321)	$1,217	$(2,538)	(209)%
Income tax (expense) benefit was a tax expense of $1.3 million for the three months ended July 31, 2026, as compared to a tax benefit of $1.2 million for the three months ended July 31, 2025. The increase in income tax expense is primarily due to increases in U.S. state and Canada income taxes, as well as a $0.6 million increase in valuation allowance related to a measurement period adjustment to deferred tax liabilities recorded in connection with the AccessOne Acquisition.

	Six months ended July 31,
($ in thousands)	2026	2025	$ Change	% Change
Income tax (expense) benefit	$(3,081)	$482	$(3,563)	(739)%
Income tax (expense) benefit was a tax expense of $3.1 million for the six months ended July 31, 2026, as compared to a tax benefit of $0.5 million for the six months ended July 31, 2025. The increase in income tax expense is primarily due to increases in U.S. state and Canada income taxes, as well as a $1.0 million increase in valuation allowance related to a measurement period adjustment to deferred tax liabilities recorded in connection with the AccessOne Acquisition.
Non-GAAP financial measures
Adjusted EBITDA is a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or loss or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity. We calculate Adjusted EBITDA as net income or loss before interest expense, interest income, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, loss on extinguishment of debt, other expense (income), net and certain other items that are not considered to reflect our operating activities and performance within the ordinary course of business, such as acquisition- and restructuring-related costs.
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
•Adjusted EBITDA does not reflect: (1) changes in, or cash requirements for, our working capital needs; (2) the potentially dilutive impact of non-cash stock-based compensation; (3) tax payments that may represent a reduction in cash available to us; (4) loss on extinguishment of debt; (5) interest expense; (6) interest income; (7) other expense (income), net; or (8) certain other items that are not considered to reflect our operating activities and performance within the ordinary course of business, such as acquisition- and restructuring-related costs; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2026	2025	2026	2025
Net income (loss)	$1,918	$654	$4,881	$(3,260)
Interest expense	1,729	391	4,028	826
Interest income	(248)	(999)	(545)	(1,204)
Income tax expense (benefit)	1,321	(1,217)	3,081	(482)
Depreciation and amortization	9,995	7,409	19,949	14,287
Stock-based compensation expense	11,875	16,230	25,429	33,455
Loss on extinguishment of debt	—	—	17	—
Other expense (income), net	2,888	(336)	2,895	(674)
Other items affecting comparability(1)	3,442	—	3,659	—
Adjusted EBITDA	$32,920	$22,132	$63,394	$42,948
(1) For the three months ended July 31, 2026, other items affecting comparability consisted of $0.7 million of legal, advisory and other professional fees and integration costs related to the AccessOne Acquisition and $2.8 million of severance, taxes and employee benefit costs associated with the restructuring plan. For the six months ended July 31, 2026, other items affecting comparability consisted of $0.9 million of legal, advisory and other professional fees and integration costs related to the AccessOne Acquisition and $2.8 million of severance, taxes and employee benefit costs associated with the restructuring plan.

We calculate free cash flow as net cash provided by operating activities less capitalized internal-use software development costs and purchases of property and equipment.
Additionally, free cash flow is a supplemental measure of our liquidity that is not required by, or presented in accordance with, GAAP. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business, making strategic investments, partnerships and acquisitions and strengthening our financial position.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, for each of the periods indicated:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2026	2025	2026	2025
Net cash provided by operating activities	$18,328	$14,835	$42,250	$29,685
Less:
Capitalized internal-use software development costs	(4,012)	(3,435)	(7,252)	(7,323)
Purchases of property and equipment	(492)	(1,767)	(4,802)	(5,271)
Free cash flow	$13,824	$9,633	$30,196	$17,091
Liquidity and capital resources
As of July 31, 2026 and January 31, 2026, we had cash, cash equivalents and restricted cash of $74.6 million and $73.8 million, respectively. Cash, cash equivalents and restricted cash consist of money market mutual funds and cash on deposit. As of July 31, 2026, cash, cash equivalents and restricted cash included $1.7 million of restricted cash classified within other long-term assets.
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
On March 13, 2026, (the “Refinancing Date”), we terminated without penalty, and repaid all outstanding indebtedness and obligations under, the Bridge Loan.
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
Financing agreements
In June 2023, we entered into a financing agreement to obtain financing for internal-use software and related software support. As of July 31, 2026, the financing agreement was fully paid and there was no outstanding principal and interest due under the agreement. The financing agreement required us to pay $0.1 million per month for 36 months beginning August 2023. The effective interest rate on the agreement was 10.5% per annum.
Off-Balance Sheet Arrangements
Securitization program
Our subsidiary, AccessOne Funding, LLC ("AccessOne Funding"), sells eligible cardholder receivables to PNC Bank, National Association ("PNC") pursuant to our Securitization Program, which is governed by the Receivables Purchase and Administration Agreement, as amended by Amendment No. 9 (the "Amendment"), effective April 30, 2026. The Amendment increased the facility limit from $200.0 million to $300.0 million and extended the scheduled termination date from May 4, 2026 to April 30, 2029. The Securitization Program supports AccessOne's ability to offer patients flexible payment plans while providing up-front cash to healthcare providers for eligible patient receivables.
See Note 18 — Securitization program and variable interest entities to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding our off-balance sheet arrangements.
During the six months ended July 31, 2026, we received $8.7 million in cash from the sale of receivables and made $13.5 million in payments to healthcare providers in connection with receivables sold through the Securitization Program. Collections of cardholder receivables held for investment and deferred purchase price totaled $39.0 million during the six months ended July 31, 2026.
Summary of cash flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended July 31,		Six months ended July 31,
(in thousands, unaudited)	2026	2025	2026	2025
Net cash provided by operating activities	$18,328	$14,835	$42,250	$29,685
Net cash provided by (used in) investing activities	22,168	(5,202)	26,970	(12,594)
Net cash used in financing activities	(42,282)	(2,149)	(68,375)	(2,987)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(89)	(39)	(58)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,761)	$7,395	$806	$14,046
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

During the three and six months ended July 31, 2026, net cash provided by operating activities was $18.3 million and $42.3 million, respectively, as our cash received from customers in connection with our normal operations exceeded our cash paid for employee compensation, third-party operating costs, interest and income taxes.
During the three and six months ended July 31, 2025, net cash provided by operating activities was $14.8 million and $29.7 million, respectively, as our cash received from customers in connection with our normal operations exceeded our cash paid for employee compensation, third-party operating costs, interest and income taxes.
The change in net cash provided by operating activities was driven primarily by an increase in cash received from customers driven by higher revenues during the three months ended July 31, 2026.
Investing activities
During the three months ended July 31, 2026, net cash provided by investing activities was $22.2 million, principally resulting from $26.7 million of collections of cardholder receivables held for investment and deferred purchase price, partially offset by capital expenditures, the majority of which consisted of $4.0 million of capitalized internal-use software costs, as well as $0.5 million of purchases of property and equipment, principally for software and computer equipment.
During the three months ended July 31, 2025, net cash used in investing activities was $5.2 million, principally resulting from $3.4 million of capitalized internal-use software costs, as well as $1.8 million of purchases of property and equipment, principally for software and computer equipment.
During the six months ended July 31, 2026, net cash provided by investing activities was $27.0 million, principally resulting from $39.0 million of collections of cardholder receivables held for investment and deferred purchase price, partially offset by capital expenditures, the majority of which consisted of $7.3 million of capitalized internal-use software costs, as well as $4.8 million of purchases of property and equipment, principally for software and computer equipment.
During the six months ended July 31, 2025, net cash used in investing activities was $12.6 million, principally resulting from $7.3 million of capitalized internal-use software costs, as well as $5.3 million of purchases of property and equipment, principally for software and computer equipment.
Financing activities
During the three months ended July 31, 2026, net cash used in financing activities was $42.3 million, primarily consisting of $25.1 million used for principal payments on indebtedness, finance leases and financing arrangements, $17.5 million used for principal payments on due to provider liabilities, partially offset by $0.2 million in proceeds from our equity compensation plans.
During the three months ended July 31, 2025, net cash used in financing activities was $2.1 million, primarily consisting of $2.8 million used for principal payments on finance leases and financing arrangements, partially offset by $0.7 million in proceeds from our equity compensation plans.
During the six months ended July 31, 2026, net cash used in financing activities was $68.4 million, primarily consisting of $125.1 million used for principal payments on indebtedness, finance leases and financing arrangements, $33.0 million used for principal payments on due to provider liabilities, $2.3 million used for debt issuance costs, facility fees and debt extinguishment costs and $1.1 million used for treasury stock repurchases to satisfy tax withholdings on stock compensation awards, partially offset by $92.2 million of proceeds from issuance of indebtedness and $0.9 million in proceeds from our equity compensation plans.
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
During the six months ended July 31, 2026, there were no other significant changes in our material cash requirements as compared to the material cash requirements from known contractual and other obligations described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 31, 2026.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2026 as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 31, 2026.
ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States, Canada and India, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate and foreign exchange risks.
Interest rate risk
As of July 31, 2026, our cash, cash equivalents and restricted cash consisted primarily of money market funds and cash on deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash equivalents have a short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. Changes in interest rates impact the amount of interest income we record on our cash equivalents. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.
As of July 31, 2026, there was $60.7 million principal balance outstanding on the New Capital One Credit Facility, which bore interest at a rate per annum based on SOFR or a Base Rate as specified in the New Capital One Credit Agreement.
Assuming no change in the amount outstanding, the impact on interest expense of each 1.0% (or 100 basis point) increase or decrease in the average interest rate would result in an approximately $0.6 million increase or decrease in interest expense per year on our variable rate debt outstanding at July 31, 2026.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian Dollar and Indian Rupee, and may be adversely affected in the future due to changes in foreign currency exchange rates. For example, changes in exchange rates negatively affected our expenses as expressed in U.S. dollars for the fiscal year ended January 31, 2026. Additionally, changes in exchange rates largely offset operating income for the fiscal year ended January 31, 2025. For the three months ended July 31, 2026, approximately 88% of our expenses were denominated in U.S. Dollars.
We have also experienced and will continue to experience foreign currency fluctuations due to the periodic re-measurement of monetary account balances that are denominated in currencies other than the functional currency of the entities in which they are recorded, and such fluctuations can impact our net income. Foreign currency gains and losses, primarily resulting from changes in the fair value of non-designated foreign currency forward contracts and from the re-measurement of monetary account balances, were losses of $0.1 million and gains of $0.2 million for the six months ended July 31, 2026 and 2025, respectively.
To mitigate our risks associated with fluctuations in foreign currency exchange rates, during the six months ended July 31, 2026 we entered into foreign currency forward contracts to hedge a portion of our Canadian Dollar denominated payroll payments. As of July 31, 2026, 90% of the forward contract is designated as a cash flow hedge for accounting purposes. The remainder of the forward contract was not designated as a cash flow hedge and is being used by us as an economic hedge of forecasted Canadian Dollar denominated payroll payments not hedged by the designated portion of the forward contract. For contracts qualifying as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted payroll payments affect earnings. For the non-designated portion of the forward contract, gains or losses resulting from changes in the fair value of the derivative are recorded within other income, net.
We do not believe that a 1.0% increase or decrease in foreign exchange rates between the Canadian Dollar, Indian Rupee and U.S. Dollar would have a material effect on our results of operations or financial condition.
Other than the considerations related to foreign currency forward contracts discussed above, during the six months ended July 31, 2026, there were no other significant changes in our quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 31, 2026.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of July 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As disclosed in the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, we completed the AccessOne Acquisition on November 12, 2025. AccessOne’s total revenues for the three and six months ended July 31, 2026 constituted approximately 7% and 7%, respectively, of total revenues as shown on our Consolidated Statements of Operations for the three and six months ended July 31, 2026 and AccessOne’s total assets constituted approximately 46% of total assets as shown on our Consolidated Balance Sheet as of July 31, 2026. We have excluded AccessOne’s internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of incorporating the financial information of AccessOne. The Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q were prepared using certain information obtained from AccessOne’s separate, legacy systems.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Additionally, our ability to maintain and grow our financing business is in part dependent on our access to capital to provide up-front cash to healthcare providers for eligible patient receivables, which could be obtained from multiple sources, including the securitization of cardholder receivables, cash on hand and reserves maintained for the financing business. If we are unable to expand our access to capital on terms favorable to us, we may be unable to offer financing solutions with up-front funding to additional healthcare services clients. The existing Securitization Program imposes conditions and limitations on the receivables we are able to fund up-front, including aggregate concentration limits based on certain characteristics of the healthcare provider clients. While the Amendment expanded our ability to offer up-front funding to a greater portion of healthcare provider clients, we may require additional sources of capital in the future. Other sources of capital may impose conditions similar to, or more restrictive than, those of the current Securitization Program, limiting the types of healthcare provider clients to which we can offer up-front funding, which may limit our ability to grow our financing business.
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
•our ability to develop and sell complementary solutions and services;
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
We have incurred significant operating losses for most of our history. For the three and six months ended July 31, 2026 and the years ended January 31, 2026 and January 31, 2025, we had net income of $1.9 million, $4.9 million and $2.3 million and net loss of $58.5 million, respectively, and income from operations of $7.6 million and $14.4 million and losses from operations of $6.6 million and $58.1 million, respectively. Our operating expenses may increase in the foreseeable future as we continue to invest to grow our business, including through acquisitions, and build relationships with our clients and partners, develop new solutions and operate as a public company. In addition, to the extent we are successful in increasing our client base, we could incur increased losses because significant costs associated with entering into client agreements are generally incurred up front, while revenue is generally recognized ratably over the term of the agreement. As a result, we may need to raise additional capital through equity and debt financings in order to fund our operations, which may not be available to us on favorable terms or at all. If we are unable to effectively manage these risks and difficulties as we encounter them or effectively access the capital markets, our business, financial condition and results of operations may suffer.
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
In May 2026, we implemented a restructuring plan intended to reduce operating expenses and better align our cost structure with our current business priorities. The plan includes the elimination of approximately 220 positions, approximately half of which are contractor roles. Completion of the restructuring plan may have continuing adverse effects on our workforce, including negative effects on employee morale and our reputation with current or prospective employees, increased employee attrition, increased difficulty in hiring new employees, loss of institutional knowledge and expertise and diversion of management attention. Additionally, as we are operating our business with fewer employees, we face additional risks that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results. We may also not realize, in full or in part, the anticipated benefits and savings from the restructuring due to inaccurate plan estimates and forecasts, changing market conditions, unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring plan, our operating results and financial condition could be adversely affected.
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
Our payment processing platform is a core element of our business. For the three and six months ended July 31, 2026 and the fiscal year ended January 31, 2026, our payment processing fees generated 23%, 24% and 24% of our total revenue, respectively. Our future success depends in part on the continued growth and development of our payment processing platform. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payment processing platform, our business may be materially and adversely affected. The utilization of our payment processing tools may be impacted by factors outside of our control, such as changes in laws governing medical bill payments or disruptions in the payment processing industry generally. If the number of patients utilizing our payments platform, the aggregate amounts paid by such patients directly to our healthcare services clients through our payments platform, or the credit card interchange fees we receive from such payments were to be reduced as a result of disruptions in the payment processing industry, laws discouraging the use of credit card payments for medical services or other factors, it could result in a decrease to our revenue. In addition, some potential or existing clients may not desire to use our payment processing services or to switch from their existing payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.
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
We rely on a variety of direct marketing techniques, including email marketing. These activities are regulated by legislation such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (“CAN-SPAM Act”). Any failure by us to comply fully with the CAN-SPAM Act may leave us subject to substantial fines and penalties. In addition, any future restrictions in laws such as the CAN-SPAM Act, and various United States state laws, or new federal laws regarding marketing and solicitation or international privacy laws that govern these activities could adversely affect the continuing effectiveness of our marketing efforts and could force changes in our marketing strategies. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could have a material adverse impact on our results of operations.
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
Additionally, our subsidiary, AccessOne MedCard offers financing products used to pay for medical services, which are subject to extensive and evolving federal and state consumer protection, fair lending and other laws and regulations. In recent years, the CFPB and various state attorneys general have increased scrutiny of third-party providers of financing for medical services, and have conducted investigations and brought enforcement actions alleging abusive or otherwise improper lending practices. Heightened scrutiny of, or any additional laws, rules or regulations applicable to, third-party medical financing arrangements could result in increased administrative and compliance costs, exposure to governmental investigations, enforcement actions, fines, penalties or private litigation, and require AccessOne MedCard to modify or limit its products and marketing practices, reducing its ability to participate competitively in this market. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-

compliance with these laws. Likewise, if any of the healthcare providers or entities with whom we do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.
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
For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on certain calls made using an artificial or pre-recorded voice or an ATDS and certain calls made to numbers properly registered on the federal “do-

not-call” list. A court may treble the $500 amount upon a finding of a willful or knowing violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. As with the TCPA, Florida’s mini-TCPA, for example, restricts certain calls and calls and texts made using an automated system to Florida residents without prior consent, allows a plaintiff to obtain $500 for each call or text made in violation of its prohibitions, and permits a court to treble the $500 amount for willful or knowing violations of the statute. The TCPA, TSR, mini-TCPA laws and other similar state laws are subject to interpretations that may change. We regularly evaluate how they may apply to our business. The FCC, FTC, a state attorney general or other regulator, or a court, however, may disagree with our interpretation of these laws and conclude that we are not in compliance and impose damages, civil penalties and other consequences upon us for noncompliance. Determination by a court or regulatory agency that our services did not comply may also invalidate all or portions of some of our client contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, and could have an adverse effect on our business. Further, we could be subject to putative class action lawsuits alleging violations of the TCPA, state mini-TCPA laws and other similar state laws. Our call and SMS texting services are potential sources of risk for class action lawsuits and liability for us. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct call and SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Even an unsuccessful challenge by consumers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from us.
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
Developments in AI have impacted the software industry and we may expect this impact to continue. AI has become increasingly prevalent in the markets in which we operate and may result in changes in the demand for our solutions, including, but not limited to, reducing the difficulty and cost for competitors to build and launch competitive products, enabling healthcare providers to develop or adopt in-house AI-enabled tools that perform functions currently served by our platform, or by making aspects of our solutions obsolete. As AI-enabled workflow automation, patient engagement and scheduling tools become more widely available, our healthcare services clients or their EHR and PM system vendors may choose to replace or reduce their use of our solutions in favor of lower-cost or integrated alternatives, which could adversely affect client retention, pricing and demand for our subscription and related services. Our competitive position could be harmed if we fail to adopt and integrate AI, including generative AI, effectively into our operations and product offerings. The successful implementation of AI technologies requires significant investment in talent, infrastructure, and ongoing research and development. While we have made, and expect to continue to make, significant investments to integrate AI into our solutions and operations, AI technologies are rapidly evolving and there can be no guarantee that our solutions will remain competitive as new AI technologies are developed and adopted. Market acceptance, understanding, and valuation and consumer perceptions of platforms, products and programs that incorporate AI technologies is uncertain, and the perceived value of AI technologies could be inaccurate. Developing, testing and deploying AI systems may also increase the cost profile of our solutions due to the nature of the computing costs involved in such systems. Misjudging the convergence of AI with our business needs may lead to inefficiencies or obsolescence of our services or solutions.
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
Additionally, our employees, vendors and third-party partners could use AI to perform their work. Our workforce uses AI technologies in connection with certain business functions, and we have policies governing their authorized use. Nevertheless, employees may use unauthorized or ungoverned AI applications outside of established governance and security controls, resulting in sensitive customer or business data being transmitted to third-party platforms in ways that are inconsistent with our privacy and data protection obligations. Our ability to mitigate these risks depends on our continued training, monitoring, and enforcement of policies governing employee AI use. Additionally, certain of our vendors incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Our use, and the use by our vendors and third-party partners, of AI technologies to process protected health information, personal data or other sensitive information may also create additional compliance risks under federal and state health information privacy and security laws. For example, the use of such information to develop, train, test, evaluate or improve AI models, or the disclosure of such information to third-party AI providers, could be subject to restrictions on the use and disclosure of such information and other contractual or regulatory requirements. If we, our vendors, or our third-party partners experience an actual or perceived data breach or cybersecurity incident because of the use of generative AI, we may lose valuable intellectual property, personal data and/or confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these outcomes could damage our reputation, subject us to legal liability, result in the loss of valuable property and information, and adversely impact our business.
A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence and the use of such technologies in compliance with ethical standards and societal expectations. In the U.S., the AI regulatory environment is complex and uncertain. use of AI in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with the use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. In addition, as we increasingly incorporate AI into patient communications, data processing, workflow automation, personalization and other aspects of our solutions, our development and use of AI may implicate existing healthcare laws and regulations that were not developed specifically for AI. These may include laws and regulations governing health information privacy and security, fraud and abuse, patient communications and advertising, discrimination, professional practice, clinical decision support and medical devices. The application of these requirements to AI-

enabled functionality is evolving and, in some cases, uncertain, and new or expanded uses of AI could cause certain of our solutions or activities to become subject to regulatory requirements that did not previously apply or increase the risk of noncompliance with requirements that already apply to our business. In particular, AI-enabled personalization or targeting of communications to patients, including communications funded by life sciences companies or other third parties, could implicate federal or state fraud and abuse, advertising, consumer protection or other healthcare laws, particularly where such communications may influence patient decisions regarding healthcare providers, products or services. Similarly, AI-enabled functionality that generates, recommends, summarizes or otherwise influences clinical information or decisions could implicate requirements applicable to clinical decision support, medical devices or the practice of medicine.
For example, the EU’s Artificial Intelligence Act (the “AI Act”) entered into force on August 1, 2024. Certain provisions have already become applicable, including the prohibitions on certain AI practices and obligations relating to general-purpose AI models. Most remaining provisions apply from August 2, 2026, although the application of certain rules for high-risk AI systems have been deferred until December 2, 2027 (or, for certain product-embedded AI systems, August 2, 2028). The AI Act, as recently amended by the EU’s Digital Omnibus on AI, imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines. In the United States, the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025 executive order, “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.
The rapid evolution of AI will require the application of significant resources to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, AI systems can present risks related to accuracy, bias, errors, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, false or “hallucinatory” inferences or outputs, and other harms may flow from our development, use, or deployment of AI technologies. In the healthcare context, inaccurate, incomplete, biased or otherwise inappropriate AI-generated outputs could result in incorrect patient communications, inaccurate summaries or analyses of patient information, inappropriate targeting or personalization of communications, errors relating to patient financial responsibility or insurance coverage, or other outcomes that could adversely affect patients or our clients. Depending on the functionality involved, such errors could also cause or contribute to violations of healthcare, privacy, consumer protection, reimbursement, fraud and abuse or other laws and regulations. AI-enabled functionality may also be used by our clients in ways that we do not anticipate or control, potentially exposing us to regulatory scrutiny, litigation, contractual claims or reputational harm even where the applicable regulatory obligation rests primarily with our client. For example, if the content, analyses, or recommendations that AI systems assist in producing are, or are alleged or perceived to be inaccurate, deficient, or biased, our reputation, competitive position, business, financial condition, and results of operations may be adversely affected. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools. Any of these effects could damage our reputation, result in the loss of valuable property and information, subject us to regulatory investigations or enforcement actions, litigation, fines, penalties or restrictions on our products or services, increase our compliance costs and adversely impact our business.
Our future success will depend, in part, on our ability to leverage AI responsibly, effectively and in compliance with laws and regulations. Because AI technology is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, competitive or technological risks that may arise relating to the use of AI. In addition, our public statements, investor presentations, and marketing materials regarding our AI capabilities in our products may be subject to heightened scrutiny by the SEC, investors, or plaintiffs who may allege that our representations were inaccurate or misleading. Any perceived gap between our stated AI capabilities and the operational reality of our products could expose us to regulatory investigations, securities litigation, or reputational harm.
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
We also depend on our third-party processing partners to perform payment processing services, which generate the majority of our payment solutions revenue. Our processing partners may go out of business or otherwise be unable or unwilling to continue providing such services, which could significantly and materially reduce our payments revenue and disrupt our business. A number of our processing contracts require us to assume liability for any losses our processing partners may suffer as a result of losses caused by our healthcare services clients and their patients, including losses caused by chargebacks and fraud. Thus, in the event of a significant loss by our processing partners, we may be required to pay-out a large amount of cash in one or two business days following such event and, if we do not have sufficient cash on hand, may be deemed in breach of such contracts. A contractual dispute with our processing partners could adversely impact our revenue. Certain contracts may expire or be terminated, and we may not be able to enter into a new payment processor relationship that replicates the associated revenue for a considerable period of time. Further, a portion of our payment solutions revenue is generated through finance charges and servicing fees on cardholder receivables. A portion of these cardholder receivables are sold to an unaffiliated financial institution pursuant to AccessOne’s securitization program (the “Securitization Program”). If we are unable to maintain the Securitization Program or enter into a new securitization relationship with another third-party financial institution, our financing fees revenue could be adversely affected.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three and six months ended July 31, 2026, our net cash provided by operating activities was $18.3 million and $42.3 million, respectively. As of July 31, 2026, we had $72.9 million of cash and cash equivalents, which are held for working capital purposes. As of July 31, 2026, we had $60.7 million of outstanding borrowings under the Capital One Credit Facility, with the ability to borrow an additional $214.3 million.
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
The New Capital One Credit Agreement contains various restrictive covenants that limit our ability to take certain actions, including, but not limited to, our ability to grant or incur liens, dispose of assets, incur additional indebtedness, make certain investments, restricted payments (including dividends) and restricted debt payments, enter into certain mergers and acquisitions. In addition, the New Capital One Credit Facility contains financial covenants applicable from time to time, which include Total Net Leverage Ratio and Fixed Charge Coverage Ratio and Minimum Liquidity, as such terms are defined in the New Capital One Credit Agreement. Additionally, the Receivables Purchase Agreement contains various affirmative and negative covenants, reserve requirements, and termination events. The Receivables Purchase Agreement contains financial covenants that, among other things, require us to maintain minimum liquidity of $50.0 million (consisting of unrestricted cash and cash equivalents of Phreesia plus availability under securitization agreements).
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
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law ("DGCL"), which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our certificate of incorporation and our bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors or cause us to take other corporate actions. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of unregistered securities during the quarter ended July 31, 2026 that were not previously reported on a Current Report on Form 8-K.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On July 13, 2026, Chaim Indig, the Chief Executive Officer of the Company, adopted a trading arrangement for the sale of common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Indig’s Rule 10b5-1 Trading Plan provides for the potential exercise of vested stock options and the associated sale of up to 200,000 shares of the Company’s common stock. The plan expires on July 10, 2028, or upon the earlier completion of all authorized transactions under Mr. Indig’s Rule 10b5-1 Trading Plan.

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

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Unaudited pro forma condensed combined statement of operations of Phreesia, Inc. for the year ended January 31, 2026

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
*	Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
**	Certain portions of the exhibit have been omitted pursuant to Item 601(b)(2)(ii) or Item 601(b)(10)(iv) of Regulation S-K, as applicable, because they are both (i) not material to investors and (ii) of the type that the registrant treats as private or confidential. The Company agrees to furnish supplementally an unredacted copy of this exhibit and its materiality and privacy or confidentiality analyses to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHREESIA, INC.

Date: September 3, 2026	By:	/s/ Chaim Indig
Chaim Indig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 3, 2026	By:	/s/ Balaji Gandhi
Balaji Gandhi
Chief Financial Officer
(Principal Financial Officer)